Form 10-Q
period 2023-09-30
KKR FS Income Trust
filed 2023-11-14
CIK 1930679

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________________
FORM 10-Q
_________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2023

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
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐.
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
Indicate the number of shares outstanding of each of the issuer’s classes of common shares, as of the latest practicable date.
The number of shares of the registrant’s common shares of beneficial interest, par value $0.01 per share, outstanding as of November 10, 2023 was 8,457,385 of Class I shares.

PART I—FINANCIAL INFORMATION
Item 1.    Financial Statements.
KKR FS Income Trust
Consolidated Statements of Assets and Liabilities
(in thousands, except share and per share amounts)

	September 30, 2023
	(Unaudited)	December 31, 2022
Assets
Investments, at fair value (amortized cost—$162,107 and $6,698, respectively)	$165,194	$6,702
Cash	124,645	465
Foreign currency (amortized cost—$331 and $—, respectively)	325	—
Receivable for investments sold and repaid	1	—
Income receivable	916	62
Expense support receivable	436	289
Deferred financing costs	924	—
Prepaid expenses and other assets	0	53
Total assets	292,441	7,571

Liabilities
Payable for investments purchased	34,753	—
Debt(1)	9,772	—
Shareholders distributions payable	2,030	—
Accrued capital gains incentive fee(2)	404	—
Administrative services expense payable	473	—
Accrued accounting and administrative fees	13	3
Interest payable	34	—
Other accrued expenses and liabilities	888	339
Total liabilities	48,367	342
Commitments and contingencies(3)

Series A Preferred Shares, $0.001 par value, unlimited shares authorized, 515 and 0 shares issued and outstanding, respectively; liquidation preference of 515 and 0, respectively	515	—

Shareholders’ equity
Common Shares, $0.01 par value, unlimited shares authorized, 8,457,385 and 280,000 Class I shares issued and outstanding, respectively	$0	$0
Capital in excess of par value	238,500	7,000
Retained earnings (accumulated deficit)	5,059	229
Total shareholders’ equity	243,559	7,229
Total liabilities, preferred shares and shareholders’ equity	$292,441	$7,571
Net asset value per share of common shares at period end	$28.80	$25.82
_______________
(1)See Note 8 for a discussion of the Company’s financing arrangements.
(2)See Note 2 for a discussion of the methodology employed by the Company in calculating the capital gains incentive fees.
(3)See Note 9 for a discussion of the Company’s commitments and contingencies.
See notes to unaudited consolidated financial statements.

KKR FS Income Trust
Unaudited Consolidated Statements of Operations
(in thousands, except share and per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022(1)
Investment income
Interest income	$3,884	$30	$4,586	$30
Fee income	509	—	760	—
Dividend income	81	—	81	—
Total investment income	4,474	30	5,427	30

Operating expenses
Management fees	523	—	585	—
Subordinated income incentive fees(2)	399	—	399	—
Capital gains incentive fees(2)	203	—	404	—
Interest expense(3)	292	—	292	—
Administrative services expense	357	—	499	—
Accounting and administrative fees	1	1	4	1
Insurance expense	92	—	329	—
Audit expense	200	—	332	—
Other general and administrative expenses	136	276	220	276
Total operating expenses	2,203	277	3,064	277
Management and incentive fee waivers(2)	(922)	—	(984)	—
Expense waiver(4)	—	(277)	(147)	(277)
Net expenses	1,281	—	1,933	—
Net investment income	3,193	30	3,494	30

Realized and unrealized gain/loss
Net realized gain (loss) on investments	—	—	17	—
Net realized gain (loss) on foreign currency	(52)	—	(54)	—
Net change in unrealized appreciation (depreciation) on investments	1,335	(23)	3,083	(23)
Net change in unrealized appreciation (depreciation) on foreign currency	348	—	351	—
Total net realized and unrealized gain (loss)	1,631	(23)	3,397	(23)
Net increase (decrease) in net assets resulting from operations	$4,824	$7	$6,891	$7

Per share information—basic and diluted
Net increase (decrease) in net assets resulting from operations (Earnings (Losses) per Share)	$0.94	$0.06	$3.34	$0.06
Weighted average shares outstanding	5,106,788	111,765	2,053,050	111,765
_______________
(1)Represents the period from February 4, 2022 (Inception) through September 30, 2022.
(2)See Note 2 and 4 for a discussion of the methodology employed by the Company in calculating the capital gains incentive fees and subordinated income incentive fees.
(3)See Note 8 for a discussion of the Company’s financing arrangements.
(4)See Note 4 for a discussion of the Company’s expense support and conditional reimbursement.
See notes to unaudited consolidated financial statements.

KKR FS Income Trust
Unaudited Consolidated Statements of Changes in Net Assets
(in thousands, except share and per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022(1)
Operations
Net investment income (loss)	$3,193	$30	$3,494	$30
Net realized gain (loss) on investments and foreign currency	(52)	—	(37)	—
Net change in unrealized appreciation (depreciation) on investments	1,335	(23)	3,083	(23)
Net change in unrealized appreciation (depreciation) on foreign currency	348	—	351	—
Net increase (decrease) in net assets resulting from operations	4,824	7	6,891	7

Shareholder distributions
Distributions to common shareholders	(2,030)	—	(2,030)	—
Distributions to preferred shareholders	(16)	—	(31)	—
Net decrease in net assets resulting from shareholder distributions	(2,046)	—	(2,061)	—

Capital transactions(1)
Issuance of capital	150,000	3,000	231,500	3,000
Net increase (decrease) in net assets resulting from capital share transactions	150,000	3,000	231,500	3,000

Total increase (decrease) in net assets	152,778	3,007	236,330	3,007
Net assets at beginning of period	90,781	—	7,229	—
Net assets at end of period	$243,559	$3,007	$243,559	$3,007
_______________
(1)Represents the period from February 4, 2022 (Inception) through September 30, 2022.
(2)See Note 3 for a discussion of the Company’s capital share transactions.
See notes to unaudited consolidated financial statements.

KKR FS Income Trust
Unaudited Consolidated Statements of Cash Flows
(in thousands, except share and per share amounts)

	Nine Months Ended September 30,
	2023	2022(1)
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$6,891	$7
Purchases of investments	(156,127)	(2,429)
Proceeds from sales and repayments of investments	1,100	—
Net realized (gain) loss on investments	(17)	—
Net change in unrealized (appreciation) depreciation on investments	(3,083)	23
Accretion of discount	(365)	0
Amortization of deferred financing costs	56	—
Unrealized (gain)/loss on borrowings in foreign currency	(394)	—
(Increase) decrease in receivable for investments sold and repaid	(1)	—
(Increase) decrease in income receivable	(854)	(19)
(Increase) decrease in expense support receivable	(147)	(277)
(Increase) decrease in prepaid expenses and other assets	53	—
Increase (decrease) in payable for investments purchased	34,753	—
Increase (decrease) in accrued capital gains incentive fee	404	—
Increase (decrease) in administrative services expense payable	473	—
Increase (decrease) in accrued accounting and administrative fees	10	1
Increase (decrease) in interest payable	34	—
Increase (decrease) in other accrued expenses and liabilities	549	276
Net cash provided by (used in) operating activities	(116,665)	(2,418)
Cash flows from financing activities
Issuance of capital	231,500	3,000
Issuance of preferred shares	515	—
Distributions to preferred shareholders	(31)	—
Borrowings under financing arrangements	33,030	—
Repayments under financing arrangements	(22,864)	—
Deferred financing costs paid	(980)	—
Net cash provided by (used in) financing activities	241,170	3,000
Total increase (decrease) in cash	124,505	582
Cash and foreign currency at beginning of period	465	—
Cash and foreign currency at end of period	$124,970	$582
Supplemental disclosure
Interest paid during the period	$202	$—
_______________
(1)Represents the period from February 4, 2022 (Inception) through September 30, 2022.

See notes to unaudited consolidated financial statements.

KKR FS Income Trust
Unaudited Consolidated Schedule of Investments
As of September 30, 2023
(in thousands, expect share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Principal Amount(c)/Shares	Amortized Cost	Fair Value(d)
Senior Secured Loans—First Lien—64.2%
Bausch Health Cos Inc	(g)(h)	Pharmaceuticals, Biotechnology & Life Sciences	SF+665	1.0%	1/28/28	$21,875	$21,275	$21,875
Bausch Health Cos Inc	(f)(g)(h)	Pharmaceuticals, Biotechnology & Life Sciences	SF+665	1.0%	1/28/28	15,625	15,625	15,625
BDO USA PA	(g)	Commercial & Professional Services	SF+600	2.0%	7/30/28	17,055	16,759	16,714
Individual FoodService		Capital Goods	SF+675	1.0%	11/22/25	4,947	4,871	4,947
Individual FoodService	(f)	Capital Goods	SF+675	1.0%	11/22/25	2,131	2,131	2,131
Integrity Marketing Group LLC		Insurance	SF+600	0.8%	8/27/25	3,138	3,096	3,133
Integrity Marketing Group LLC		Insurance	SF+650	0.8%	8/27/25	2,844	2,817	2,844
Integrity Marketing Group LLC		Insurance	SF+600	0.8%	8/27/26	12,418	12,249	12,398
Integrity Marketing Group LLC	(f)	Insurance	SF+600	0.8%	8/27/25	5,154	5,154	5,147
Lazer Logistics Inc		Transportation	SF+625	0.8%	5/4/29	166	149	166
Lazer Logistics Inc		Transportation	SF+625	0.8%	5/6/30	10,264	10,117	10,289
Lazer Logistics Inc	(f)	Transportation	SF+625	0.8%	5/4/29	1,078	1,078	1,078
Lazer Logistics Inc	(f)	Transportation	SF+625	0.8%	5/6/30	1,555	1,533	1,559
Lexitas Inc		Commercial & Professional Services	SF+675	1.0%	5/18/29	16,363	16,002	16,435
Lexitas Inc	(f)	Commercial & Professional Services	SF+675	1.0%	5/18/29	4,762	4,762	4,783
Lipari Foods LLC	(g)	Consumer Staples Distribution & Retail	SF+650	1.0%	10/31/28	16,865	16,622	16,967
Lipari Foods LLC	(f)(g)	Consumer Staples Distribution & Retail	SF+650	1.0%	10/31/28	1,930	1,930	1,942
Magna Legal Services LLC	(g)	Commercial & Professional Services	SF+650	0.8%	11/22/29	9,165	8,981	9,211
Magna Legal Services LLC	(f)(g)	Commercial & Professional Services	SF+650	0.8%	11/22/28	861	845	861
Magna Legal Services LLC	(f)(g)	Commercial & Professional Services	SF+650	0.8%	11/22/29	241	241	242
Radwell International LLC/PA		Capital Goods	SF+675	0.8%	4/1/28	293	266	293
Radwell International LLC/PA	(g)	Capital Goods	SF+675	0.8%	4/1/29	24,376	24,065	24,862
Radwell International LLC/PA	(f)	Capital Goods	SF+675	0.8%	4/1/28	1,172	1,172	1,172
Spotless Brands LLC		Consumer Services	SF+650	1.0%	7/25/28	6,504	6,292	6,497
Spotless Brands LLC	(f)	Consumer Services	SF+675	1.0%	7/25/28	9,805	9,706	9,884
TalkTalk Telecom Group Ltd	(h)	Commercial & Professional Services	SA+700	1.5%	9/5/26	£7,949	10,011	9,709
See notes to unaudited consolidated financial statements.

KKR FS Income Trust
Unaudited Consolidated Schedule of Investments (continued)
As of September 30, 2023
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Principal Amount(c)/Shares	Amortized Cost	Fair Value(d)
TalkTalk Telecom Group Ltd	(f)(h)	Commercial & Professional Services	SA+700	1.5%	9/5/26	£2,895	$3,634	$3,634
Total Senior Secured Loans—First Lien							201,383	204,398
Unfunded Loan Commitments							(47,948)	(47,948)
Net Senior Secured Loans—First Lien							153,435	156,450

Asset Based Finance—3.6%
Altitude II IRL WH Borrower DAC, Revolver	(h)	Capital Goods	SF+1,000	0.0%	1/12/30	$71	71	71
Altitude II IRL WH Borrower DAC, Revolver	(f)(h)	Capital Goods	SF+1,000	0.0%	1/12/30	$72	72	71
Australis Maritime II, Private Equity	(h)(i)	Transportation				333,021	333	348
Bankers Healthcare Group LLC, Term Loan	(h)	Financial Services	22.0%		11/8/27	$985	985	986
Drive Revel, Private Equity	(h)(i)	Financial Services				81,101	89	86
KKR Altitude II Offshore Aggregator LP, Partnership Interest	(h)	Capital Goods				706,308	706	729
PayPal Europe Sarl et Cie SCA, Private Equity	(h)(i)	Financial Services				65,922	72	70
Saluda Grade Alternative Mortgage Trust 2022-BC2, Structured Mezzanine	(h)	Real Estate Management & Development	18.0%		7/25/30	$147	102	111
Saluda Grade Alternative Mortgage Trust 2022-BC2, Structured Mezzanine	(h)	Real Estate Management & Development	8.0%		7/25/30	$251	251	247
Saluda Grade Alternative Mortgage Trust 2022-BC2, Term Loan	(h)	Real Estate Management & Development	7.3%		7/25/30	$1,507	1,507	1,483
SG Residential Mortgage Trust 2022-2, Structured Mezzanine	(e)(h)	Real Estate Management & Development	5.4%		8/25/62	$201	167	174
SunPower Financial, Private Equity	(h)(i)	Financial Services				161,479	161	161
Synovus Financial Corp, Private Equity	(h)	Banks				2,414,578	2,415	2,420
TDC LLP, Preferred Equity	(h)	Financial Services	8.0%			£297	354	364
TDC LLP, Private Equity	(h)(i)	Financial Services				68,953	87	84
Verus Securitization Trust 2023-5, Structured Mezzanine	(e)(h)	Real Estate Management & Development	8.1%		6/25/68	$881	839	862
Verus Securitization Trust 2023-5, Structured Mezzanine	(e)(h)	Real Estate Management & Development	8.1%		6/25/68	$596	533	549
Total Asset Based Finance							8,744	8,816
Unfunded Loan Commitments							(72)	(72)
Net Asset Based Finance							8,672	8,744
TOTAL INVESTMENTS—67.8%							$162,107	165,194
LIABILITIES AND PREFERRED SHARES IN EXCESS OF OTHER ASSETS—32.2%								78,365
NET ASSETS—100.0%								$243,559
________
(a)Security may be an obligation of one or more entities affiliated with the named company.
See notes to unaudited consolidated financial statements.

KKR FS Income Trust
Unaudited Consolidated Schedule of Investments (continued)
As of September 30, 2023
(in thousands, except share amounts)

(b)Certain variable rate securities in the Company’s portfolio bear interest at a rate determined by a publicly disclosed base rate plus a basis point spread. As of September 30, 2023, the Secured Overnight Financing Rate, or “SF” or SOFR, was 5.40% and the Sterling Interbank Offered Rate, or SONIA or “SA”, was 5.19%.
(c)Denominated in U.S. dollars unless otherwise noted.
(d)See Note 7 for additional information regarding the fair value of the Company’s financial instruments.
(e)Security is classified as Level 1 or Level 2 in the Company’s fair value hierarchy (see Note 7).
(f)Security is an unfunded commitment. Reflects the stated spread at the time of commitment, but may not be the actual rate received upon funding.
(g)Position or portion thereof unsettled as of September 30, 2023.
(h)The investment, or portion of the investment is not a qualifying asset under the Investment Company Act of 1940, or the 1940 Act, as amended. A business development company, or BDC, may not acquire any asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. As of September 30, 2023, 86.2% of the Company’s total assets represented qualifying assets.
(i)Security is non-income producing.
See notes to unaudited consolidated financial statements.

KKR FS Income Trust
Schedule of Investments
As of December 31, 2022
(in thousands, except share amounts)

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
(in thousands, except share amounts)

________
(a)Security may be an obligation of one or more entities affiliated with the named company.
(b)Certain variable rate securities in the Company’s portfolio bear interest at a rate determined by a publicly disclosed base rate plus a basis point spread. As of December 31, 2022, the Secured Overnight Financing Rate, or “SF” or SOFR, was 4.59%.
(c)Denominated in U.S. dollars unless otherwise noted.
(d)See Note 7 for additional information regarding the fair value of the Company’s financial instruments.
(e)Security is classified as Level 1 or Level 2 in the Company’s fair value hierarchy (see Note 7).
(f)Security is an unfunded commitment. Reflects the stated spread at the time of commitment, but may not be the actual rate received upon funding.
See notes to unaudited consolidated financial statements.

KKR FS Income Trust
Notes to Unaudited Consolidated Financial Statements
(in thousands, except share and per share amounts)

Note 1. Principal Business and Organization
KKR FS Income Trust, or the Company, or K-FIT, is a specialty finance company, organized on February 4, 2022 as a Delaware statutory trust, that seeks to invest primarily in the debt securities of private middle market U.S. companies. The Company is externally managed by FS/KKR Advisor, LLC, or the Adviser, pursuant to an amended and restated investment advisory agreement, or the Advisory Agreement. The Adviser also performs, or oversees the performance of, the Company’s corporate operations and required administrative services pursuant to the terms of an administration agreement, or the Administration Agreement. The Company’s investment objectives are to generate current income and, to a lesser extent, long-term capital appreciation.
The Company is a externally managed, non-diversified, closed-end management investment company that, on March 31, 2023, elected to be regulated as a BDC under the 1940 Act. The Company intends to elect to be treated for U.S. federal income tax purposes, and intends to qualify annually thereafter, as a regulated investment company, or a RIC, under the Internal Revenue Code of 1986, as amended, or the Code.
The Company has various wholly-owned subsidiaries, including special-purpose financing subsidiaries and subsidiaries through which it holds interests in portfolio companies. The unaudited consolidated financial statements include both the Company’s accounts and the accounts of its wholly-owned subsidiaries as of September 30, 2023. All intercompany transactions have been eliminated in consolidation. Certain of the Company’s consolidated subsidiaries are subject to U.S. federal and state income taxes.

Note 2. Summary of Significant Accounting Policies
Basis of Presentation: The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, for interim financial information and with the instructions for Form 10-Q and Articles 6, 10 and 12 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For a more complete discussion of significant accounting policies and certain other information, the Company’s interim unaudited consolidated financial statements should be read in conjunction with its audited financial statements as of and for the period ended December 31, 2022 included in Amendment No. 1 to the Company’s Registration Statement on Form 10, filed with the U.S. Securities and Exchange Commission, or the SEC, on May 26, 2023, or the Form 10. Operating results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023. The December 31, 2022 balance sheet and schedule of investments are derived from the Company’s audited financial statements as of and for the year ended December 31, 2022. The Company is considered an investment company under GAAP and follows the accounting and reporting guidance applicable to investment companies under Financial Accounting Standards Board, or FASB, Accounting Standards Codification Topic 946, Financial Services—Investment Companies.
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
Organizational and Offering: Organization and offering costs will only be borne by the Company upon the initial issuance of common shares of beneficial interest, or the Common Shares, to non-affiliated investors in the Company’s monthly closings for the Company’s continuous private offering of its Common Shares, or the Private Offering, in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended, or the Securities Act, including the exemption provided by Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder, Regulation S under the Securities Act and other exemptions from the registration requirements of the Securities Act. At such time, costs associated with the organization of the Company will be expensed. These expenses consist primarily of legal fees, audit fees and other costs of organizing the Company. In no event will the Company bear in excess of $1.5 million in organizational expenses; the Adviser has agreed to be responsible for any organizational expenses in excess of $1.5 million.

KKR FS Income Trust
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies (continued)
Costs associated with the offering of Common Shares will be capitalized as deferred offering expenses and included as prepaid and other assets on the Statement of Assets and Liabilities and amortized over a twelve-month period from incurrence.
As of September 30, 2023 and December 31, 2022, the Adviser has paid $2,333 and $1,541, respectively, in organizational and offering expenses, and will be subject to reimbursement as described above. The Company has no obligation to reimburse the Adviser for organizational and offering costs until the initial issuance of the Company’s Common Shares to non-affiliated investors in the monthly closings for the Company’s Private Offering.
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
Capital Gains Incentive Fee: Pursuant to the terms of the Advisory Agreement, the incentive fee on capital gains is determined and payable in arrears as of the end of each calendar year (or upon termination of the Advisory Agreement) commencing with the end of the first calendar year in which the BDC Election Date occurs. This fee equals 12.5% of the Company’s incentive fee capital gains, which equals the Company’s realized capital gains on a cumulative basis from the BDC Election Date, calculated as of the end of the applicable period, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis from the BDC Election Date, less the aggregate amount of any capital gain incentive fees previously paid by the Company. For purposes of calculating the incentive fee on capital gains under the Advisory Agreement, the cost basis for any investment as of the BDC Election Date will be deemed to be the most recently determined fair value for such investment as of the BDC Election Date, determined in accordance with the Adviser’s valuation policies and procedures. On a quarterly basis, the Company accrues for the capital gains incentive fee by calculating such fee as if it were due and payable as of the end of such period.
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
Reclassifications: Certain amounts in the audited financial statements as of and for the three and nine months ended September 30, 2022 and the audited financial statements as of and for the year ended December 31, 2022 may have been reclassified to conform to the classifications used to prepare the unaudited consolidated financial statements as of and for the three and nine months ended September 30, 2023.
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

KKR FS Income Trust
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies (continued)
Loan origination fees, original issue discount and market discount are capitalized and the Company accretes such amounts as interest income over the respective term of the loan or security. Upon the prepayment of a loan or security, any unamortized loan origination fees and original issue discount are recorded as interest income. Structuring and other non-recurring upfront fees are recorded as fee income when earned. For the nine months ended September 30, 2023 and 2022, the Company recognized $614 and $0, respectively in structuring fee revenue. The Company records prepayment premiums on loans and securities as fee income when it receives such amounts.
Income Taxes: Prior to making its BDC election, the Company was classified as a partnership for U.S. federal income tax purposes. As such, no provision has been made in the accompanying consolidated financial statements for federal, state or local income taxes of the partners. Each partner is individually responsible for reporting its share of the Company’s taxable income or loss. Interest and other income realized by the Company from non-U.S. sources and capital gains realized on the sale of securities of non-U.S. issuers may be subject to withholding and other taxes levied by the jurisdiction in which the income is sourced. The Company intends to elect to be treated for U.S. federal income tax purposes for its first taxable year after the BDC election ending December 31, 2023, and intends to qualify annually thereafter, as a RIC under the Code.

Note 3. Share Transactions
Below is a summary of transactions with respect to shares of the Company’s Common Shares during the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30,
	2023		2022
	Shares	Amount	Shares	Amount
Gross Proceeds from Offering	8,177,385	$231,500	120,000	$3,000
Total Gross Proceeds	8,177,385	231,500	120,000	3,000
Commissions and Dealer Manager Fees	—	—	—	—
Net Proceeds from Share Transactions	8,177,385	$231,500	120,000	$3,000
Series A Preferred Shares
On April 3, 2023, the Company issued 515 shares of its preferred shares of beneficial interest, or Preferred Shares, designated as 12.0% Series A Cumulative Preferred Shares, par value $0.001 per share, or the Series A Preferred Shares, for $1,000 per share. Each individual investor in the Preferred Shares offering was entitled to purchase only one Series A Preferred Share. Each holder of Series A Preferred Shares is entitled to a liquidation preference of $1,000 per share, or the Liquidation Value, plus additional amounts as set forth in the Supplement to the Company’s Amended and Restated Declaration of Trust Relating to 12.0% Series A Cumulative Preferred Shares. With respect to distributions, including the payment of dividends and distribution of the Company’s assets upon dissolution, liquidation, or winding up, the Series A Preferred Shares are senior to all other classes and series of Common Shares, and rank on parity with any other class or series of Preferred Shares, whether such class or series is now existing or is created in the future, to the extent of the aggregate Liquidation Value and all accrued but unpaid dividends and any applicable redemption premium on the Series A Preferred Shares.
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
See the Supplement to the Company’s Amended and Restated Declaration of Trust Relating to 12.0% Series A Cumulative Preferred Shares for more information relating to the Series A Preferred Shares.
The Company classifies the Series A Preferred Stock as temporary equity outside of shareholders’ equity on its accompanying unaudited consolidated statement of assets and liabilities due to certain redemption features that are not solely within the Company's control.
Status of Continuous Private Offering
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
Discretionary Share Repurchase Program
Beginning no later than the quarter ending March 31, 2024, the Company intends to commence a share repurchase program in which it intends to offer to repurchase, in each quarter, up to 5% of the Common Shares outstanding (either by number of shares or aggregate net asset value, or NAV) as of the close of the previous calendar quarter. The Company’s Board of Trustees, or the Board, may amend or suspend the share repurchase program if in its reasonable judgment it deems such action to be in the Company’s best interest and the best interest of the Company’s shareholders. As a result, share repurchases may not be available each quarter, such as when a repurchase offer would place an undue burden on the Company’s liquidity, adversely affect its operations or risk having an adverse impact on the Company that would outweigh the benefit of the repurchase offer. The Company intends to conduct such repurchase offers in accordance with the requirements of Rule 13e-4 promulgated under the Securities Exchange Act of 1934, as amended, or the Exchange Act, and the 1940 Act. All shares purchased by the Company pursuant to the terms of each tender offer will be retired and thereafter will be authorized and unissued shares.
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
The following table describes the fees and expenses accrued under the Advisory Agreement and the Administration Agreement, as applicable, during the three and nine months ended September 30, 2023:

			Three Months Ended	Nine Months Ended
Related Party			September 30,	September 30,
	Source Agreement	Description	2023	2023
The Adviser	Investment advisory agreement	Base Management Fee(1)	$523	$585
The Adviser	Investment advisory agreement	Capital Gains Incentive Fee(2)	$203	$404
The Adviser	Investment advisory agreement	Subordinated Incentive Fee on Income(3)	$399	$399
The Adviser	Administration agreement	Administrative Services Expenses(4)	$357	$499

________________
(1)The Adviser agreed to waive all management fees accrued under the Advisory Agreement through August 30, 2024. As of September 30, 2023, no management fees were payable to the Adviser.
(2)During the nine months ended September 30, 2023, the Company accrued capital gains incentive fees of  $404 based on the performance of its portfolio, of which $464 was based on unrealized appreciation and $(60) was based on realized gains net of unrealized depreciation. No capital gains incentive fees are actually payable by the Company with respect to unrealized gains unless and until those gains are actually realized. See Note 2 for a discussion of the methodology employed by the Company in calculating the capital gains incentive fees.
(3)The Adviser agreed to waive all subordinated incentive fees on income accrued under the Advisory Agreement through August 30, 2024. As of September 30, 2023, no subordinated incentive fees on income were payable to the Adviser.
(4)During the nine months ended September 30, 2023, $347 of administrative services expenses related to the allocation of costs of administrative personnel for services rendered to the Company by the Adviser and the remainder related to other reimbursable expenses, including reimbursement of fees related to transactional expenses for prospective investments, such as fees and expenses associated with performing due diligence reviews of investments that do not close, often referred to as “broken deal” costs. Broken deal costs were $146 for the nine months ended September 30, 2023. The Company paid $26 in administrative services expenses to the Adviser during the nine months ended September 30, 2023.

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
As of September 30, 2023, the full $35 million of capital commitments under the Seed Contribution had been called and funded.
As of September 30, 2023, an additional $203.5 million of capital commitments from third-party private investors had been called and funded in connection with the Private Offering.
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
For nine months ended September 30, 2023 and year ended December 31, 2022, the Adviser has agreed to pay $147 and $289, respectively, in Expense Payments, subject to reimbursement by the Company in accordance with the Expense Support Agreement. As of September 30, 2023, the conditions precedent to the Company’s obligation to reimburse the Adviser for such Expense Payments have not been met and management believes that the reimbursement to the Adviser is not probable.

KKR FS Income Trust
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 4. Related Party Transactions (continued)
The following table reflects the amounts paid by the Adviser and subject to reimbursement by the Company under the Expense Support Agreement and the expiration for future possible reimbursements by the Company:

For the Three Months Ended	Amount	Expiration Date
September 30, 2022	$276	September 30, 2025
December 31, 2022	13	December 31, 2025
March 31, 2023	147	March 31, 2026
June 30, 2023	—	June 30, 2026
September 30, 2023	—	September 30, 2026
Total	$436

Note 5. Distributions
The following table reflects the cash distributions per share that we have declared on our Common Shares during the nine months ended September 30, 2023:

	Distribution
For the Three Months Ended	Per Share	Amount
Fiscal 2023
March 31, 2023	$—	$—
June 30, 2023	—	—
September 30, 2023	0.24	2,030
Total	$0.24	$2,030
On September 26, 2023, the Company’s Board declared four regular monthly cash distributions of $0.24 per share on the Common Shares for each of September, October, November and December 2023. The September 2023 distribution was paid on October 27, 2023 to shareholders of record as of the close of business on September 29, 2023. The October 2023 distribution will be paid on or about November 28, 2023 to shareholders of record as of the close of business on October 31, 2023. The November 2023 distribution will be paid on or about December 27, 2023 to shareholders of record as of the close of business on November 30, 2023. The December 2023 distribution was originally approved to be paid on or about January 29, 2024 to shareholders of record as of the close of business on December 29, 2023. Shareholders may receive the distribution payments in cash or in Common Shares in accordance with their election under the Company’s distribution reinvestment plan. The timing and amount of any future distributions to shareholders are subject to applicable legal restrictions and the sole discretion of the Company’s Board.
On November 12, 2023, the Board (i) rescinded the previously approved distribution of $0.24 per Common Share payable on or about January 29, 2024 to shareholders of record as of the close of business on December 29, 2023, and (ii) concurrently declared a distribution of $0.24 per Common Share payable on January 30, 2024 to shareholders of record as of the close of business on December 29, 2023. The distribution payable on January 30, 2024 will be paid to shareholders in cash or in Common Shares in accordance with such shareholder’s election under the Company’s distribution reinvestment plan.
The Company may fund its cash distributions to shareholders from any sources of funds legally available to it, including proceeds from the sale of Common Shares in the Private Offering, borrowings, net investment income from operations, capital gains proceeds from the sale of assets, non-capital gains proceeds from the sale of assets, and dividends or other distributions paid to the Company on account of preferred and common equity investments in portfolio companies. The Company has not established limits on the amount of funds it may use from available sources to make distributions. During certain periods, the Company’s distributions may exceed its earnings. As a result, it is possible that a portion of the distributions the Company makes may represent a return of capital. A return of capital generally is a return of a shareholder’s investment rather than a return of earnings or gains derived from the Company’s investment activities. Each year a statement on Form 1099-DIV identifying the sources of the distributions (i.e., paid from ordinary income, paid from net capital gains on the sale of securities, and/or a return of capital, which is a nontaxable distribution) will

KKR FS Income Trust
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 5. Distributions (continued)
be mailed to the Company’s shareholders. There can be no assurance that the Company will be able to pay distributions at a specific rate or at all.
As of September 30, 2023, the Company’s gross unrealized appreciation on a tax basis was $3,928. As of September 30, 2023, the Company’s gross unrealized depreciation on a tax basis was $490.
The aggregate cost of the Company’s investments for U.S. federal income tax purposes totaled $162,107 as of September 30, 2023. The aggregate net unrealized appreciation (depreciation) on investments on a tax basis was $3,087 as of September 30, 2023.

Note 6. Investments Portfolio
The following table summarizes the composition of the Company’s investment portfolio at cost and fair value as of September 30, 2023 and December 31, 2022:

	September 30, 2023
	(Unaudited)			December 31, 2022
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$153,435	$156,450	94.7%	$2,634	$2,646	39.5%
Asset Based Finance	8,672	8,744	5.3%	4,064	4,056	60.5%
Total	$162,107	$165,194	100.0%	$6,698	$6,702	100.0%
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
As of September 30, 2023, the Company did not “control” any of its portfolio companies and was not an “affiliated person” of any of its portfolio companies, each as defined in the 1940 Act.
The Company’s investment portfolio may contain loans and other unfunded arrangements that are in the form of lines of credit, revolving credit facilities, delayed draw credit facilities or other investments, which require the Company to provide funding when requested by portfolio companies in accordance with the terms of the underlying agreements. As of September 30, 2023, the Company had unfunded debt investments with aggregate unfunded commitments of $47,883. As of December 31, 2022, the Company had unfunded debt investments with aggregate unfunded commitments of $1,627. The Company maintains sufficient cash on hand and available capital in connection with undrawn commitments to fund such unfunded commitments should the need arise. For additional details regarding the Company’s unfunded debt investments, see the Company’s unaudited consolidated schedule of investments as of September 30, 2023 and the Company’s audited schedule of investments as of December 31, 2022.

KKR FS Income Trust
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 6. Investment Portfolio (continued)
The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of September 30, 2023 and December 31, 2022:

	September 30, 2023
	(Unaudited)		December 31, 2022
Industry Classification(1)	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Banks	$2,420	1.5%	$—	—
Capital Goods	30,901	18.7%	1,729	25.8%
Commercial & Professional Services	52,091	31.5%	627	9.4%
Consumer Services	6,576	4.0%	—	—
Consumer Staples Distribution & Retail	16,979	10.3%	761	11.4%
Financial Services	1,751	1.1%	993	14.8%
Insurance	18,368	11.1%	177	2.6%
Pharmaceuticals, Biotechnology & Life Sciences	21,875	13.2%	—	—
Real Estate Management & Development	3,426	2.1%	2,415	36.0%
Transportation	10,807	6.5%	—	—
Total	$165,194	100.0%	$6,702	100.0%
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

KKR FS Income Trust
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 7. Fair Value of Financial Instruments (continued)
As of September 30, 2023 and December 31, 2022, the Company’s investments were categorized as follows in the fair value hierarchy:

	September 30, 2023
Valuation Inputs	(Unaudited)	December 31, 2022
Level 1—Price quotations in active markets	$—	$—
Level 2—Significant other observable inputs	1,585	571
Level 3—Significant unobservable inputs	163,609	6,131
	$165,194	$6,702

The Board is responsible for overseeing the valuation of the Company’s portfolio investments at fair value as determined in good faith pursuant to the Adviser’s valuation policy. The Board has designated the Adviser as the Company’s valuation designee, with day-to-day responsibility for implementing the portfolio valuation process set forth in the Adviser’s valuation policy.
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

KKR FS Income Trust
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 7. Fair Value of Financial Instruments (continued)
The following is a reconciliation for the nine months ended September 30, 2023 and for the period from February 4, 2022 (Inception) through September 30, 2022 of investments for which significant unobservable inputs (Level 3) were used in determining fair value:

	For the Nine Months Ended September 30, 2023
	Senior Secured Loans—First Lien	Asset Based Finance	Total
Fair value at beginning of period	$2,646	$3,485	$6,131
Accretion of discount (amortization of premium)	363	2	365
Net realized gain (loss)	1	—	1
Net change in unrealized appreciation (depreciation)	3,003	33	3,036
Purchases	150,849	3,906	154,755
Paid-in-kind interest	—	—	—
Sales and repayments	(412)	(267)	(679)
Transfers into Level 3	—	—	—
Transfers out of Level 3	—	—	—
Fair value at end of period	$156,450	$7,159	$163,609
The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$3,017	$33	$3,050

	For the Period from February 4, 2022 (Inception) through September 30, 2022
	Asset Based Finance	Total
Fair value at beginning of period	$—	$—
Accretion of discount (amortization of premium)	0	0
Net realized gain (loss)	—	—
Net change in unrealized appreciation (depreciation)	4	4
Purchases	1,857	1,857
Paid-in-kind interest	—	—
Sales and repayments	—	—
Transfers into Level 3	—	—
Transfers out of Level 3	—	—
Fair value at end of period	$1,861	$1,861
The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$4	$4
The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements as of September 30, 2023 and December 31, 2022 were as follows:

Type of Investment	Fair Value at September 30, 2023 (Unaudited)	Valuation Technique	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input(1)
Senior Debt	$141,794	Discounted Cash Flow	Discount Rate	6.7% - 11.6% (10.5%)	Decrease
	4,947	Other(2)
	9,709	Cost
Asset Based Finance	6,758	Discounted Cash Flow	Discount Rate	8.8% - 44.3% (14.6%)	Decrease
	401	Cost
Total	$163,609

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

Note 8. Financing Arrangements
In accordance with the 1940 Act, the Company is allowed to borrow amounts such that its asset coverage, as calculated pursuant to the 1940 Act, equals at least 150% after such borrowing. As of September 30, 2023, the aggregate amount outstanding of the senior securities issued by the Company was $10,287. As of September 30, 2023, the Company’s asset coverage was 2,468%.
The following table presents summary information with respect to the Company’s outstanding financing arrangements as of September 30, 2023. For additional information regarding this financing arrangement, see Form 8-K filed with the SEC on July 24, 2023.

	As of September 30, 2023 (Unaudited)
Arrangement	Type of Arrangement	Rate	Amount Outstanding		Amount Available	Maturity Date
Senior Secured Revolving Credit Facility(1)	Revolving Credit Facility	SOFR+2.13%(2)	$9,772	(3)	$40,228	July 19, 2028
Total			$9,772		$40,228
___________
(1)The carrying amount outstanding under the facility approximates its fair value.
(2)The benchmark rate is subject to a 0% floor.
(3)Amount includes borrowing in pounds sterling. Pounds sterling balance outstanding of £8,000 has been converted to U.S dollars at an exchange rate of £1.00 to $1.22 as of September 30, 2023 to reflect total amount outstanding in U.S. dollars.

For the nine months ended September 30, 2023, the components of total interest expense for the Company’s financing arrangement were as follows:

Arrangement(1)	Direct Interest Expense	Amortization of Deferred Financing Costs	Total Interest Expense
Senior Secured Revolving Credit Facility(2)	$236	$56	$292
Total	$236	$56	$292
_____________________
(1)Borrowings of each of the Company’s wholly-owned, special-purpose financing subsidiaries are considered borrowings of the Company for purposes of complying with the asset coverage requirements applicable to BDCs under the 1940 Act.
(2)Direct interest expense includes the effect of non-usage fees.
The Company’s average borrowings and weighted average interest rate, including the effect of non-usage fees, for the nine months ended September 30, 2023 were $15,461 and 8.33%, respectively. As of September 30, 2023, the Company’s weighted average effective interest rate on borrowings, including the effect of non-usage fees, was 8.79%.
Under its financing arrangements, the Company has made certain representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar financing arrangements. The Company was in compliance with all covenants required by its financing arrangements as of September 30, 2023.

KKR FS Income Trust
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)
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

Note 9. Commitments and Contingencies
On August 2, 2022, the Company entered into a facility agreement, or the Facility Agreement, with Cliffwater Corporate Lending Fund, or the Financing Provider, an independent third-party, to acquire portfolio investments from time to time by purchasing all or a portion of certain investments owned and held by the Financing Provider at the Company’s or the Financing Provider’s request pursuant to the terms and provisions of the Facility Agreement, or the Warehousing Transaction. The Facility Agreement creates a forward obligation of the Financing Provider to sell, and a forward obligation of the Company or its designee to purchase, all or a portion of certain investments owned and held by the Financing Provider at the Company’s or the Financing Provider’s request pursuant to the terms and conditions of the Facility Agreement. Prior to the date on which (i) an insolvency proceeding is commenced

KKR FS Income Trust
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 9. Commitments and Contingencies (continued)
by the Company or (ii) an insolvency proceeding is commenced against the Company and is not dismissed or stayed within 60 days, such date, the Facility End Date, the Company’s obligation to purchase such investments is conditional upon satisfying certain conditions, including that the Company has called and received cash funding from subscriptions in an aggregate amount of at least $250,000, such condition, the Capital Condition.
During the nine months ended September 30, 2023, the Company purchased investments, including unfunded commitments, with a cost of $162,325 from the Financing Provider. As of September 30, 2023, $26,686 of these purchases are included in payable for investments purchased in the statement of assets and liabilities.
As of September 30, 2023, the conditions precedent to the Company’s obligation to purchase any such investments have not been met. The Company did not hold any beneficial interest in the warehouse.
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
Unfunded commitments to provide funds to portfolio companies are not recorded in the Company’s balance sheet. Since these commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. The Company has sufficient liquidity to fund these commitments. As of September 30, 2023, the Company’s unfunded commitments consisted of the following:

Category / Company(1)	Commitment Amount
Senior Secured Loans—First Lien
Bausch Health Cos Inc	$15,625
Individual FoodService	2,131
Integrity Marketing Group LLC	5,154
Lazer Logistics Inc	1,078
Lazer Logistics Inc	1,533
Lexitas Inc	4,762
Lipari Foods LLC	1,930
Magna Legal Services LLC	845
Magna Legal Services LLC	241
Radwell International LLC/PA	1,172
Spotless Brands LLC	9,706
TalkTalk Telecom Group Ltd	3,634
Asset Based Finance
Altitude II IRL WH Borrower DAC, Revolver	72
Total	$47,883
Unfunded Equity/Other commitments	$12,921
__________
(1)May be commitments to one or more entities affiliated with the named company.
As of September 30, 2023, the Company’s debt commitments are comprised of $22,426 revolving credit facilities and $25,457 delayed draw term loans, which generally are used for acquisitions or capital expenditures and are subject to certain performance tests. Such unfunded debt commitments have a fair value representing unrealized appreciation (depreciation) of $246. The Company’s unfunded Equity/Other commitments generally require certain conditions to be met or actual approval from the Adviser prior to funding.

KKR FS Income Trust
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 9. Commitments and Contingencies (continued)
While the Company does not expect to fund all of its unfunded commitments, there can be no assurance that it will not be required to do so.
In the normal course of business, the Company may enter into guarantees on behalf of portfolio companies. Under such arrangements, the Company would be required to make payments to third parties if the portfolio companies were to default on their related payment obligations. The Company has no such guarantees outstanding at September 30, 2023 and December 31, 2022.

KKR FS Income Trust
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 10. Financial Highlights
The following is a schedule of financial highlights of the Company for the nine months ended September 30, 2023:

Nine Months Ended September 30, 2023
(Unaudited)
Per Share Data:(1)
Net asset value, beginning of period	$25.82
Results of operations(2)
Net investment income (loss)	1.70
Net realized gain (loss) and unrealized appreciation (depreciation)	2.29
Net increase (decrease) in net assets resulting from operations	3.99
Shareholder distributions(3)
Distributions from net investment income	(0.24)
Net decrease in net assets resulting from shareholder distributions	(0.24)
Capital share transactions
Issuance of Common Shares(4)	(0.77)
Net increase (decrease) in net assets resulting from capital share transactions	(0.77)
Net asset value, end of period	$28.80
Shares outstanding, end of period	8,457,385
Total return based on net asset value(5)	12.47%
Ratio/Supplemental Data:
Net assets, end of period	$243,559
Ratio of net investment income to average net assets(6)	8.05%
Ratio of total operating expenses to average net assets(6)	7.06%
Ratio of waived expenses to average net assets(6)	(2.60)%
Ratio of net operating expenses to average net assets(6)	4.46%
Portfolio turnover(7)	1.98%
Total amount of senior securities outstanding, exclusive of treasury securities	$10,287
Asset coverage per unit(8)	24.68
____________________
(1)Per share data may be rounded in order to recompute the ending NAV per share.
(2)The per share data was derived by using the weighted average shares outstanding during the applicable period.
(3)The per share data for distributions reflect the actual amount of distributions paid per share during the applicable period.
(4)During the nine months ended September 30, 2023, the issuance of Common Shares on a per share basis reflects the incremental net asset value changes as a result of the issuance of Common Shares in connection with the Seed Contribution. The issuance of Common Shares at a price that is less than the net asset value per share results in a decrease in net asset value per share.
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
(6)Weighted average net assets during the applicable period are used for this calculation. Ratios for the nine months ended September 30, 2023 are annualized, with the exception of capital gains incentive fees. Annualized ratios for the nine months ended September 30, 2023 are not necessarily indicative of the ratios that may be expected for the year ending December 31, 2023. The following is a schedule of supplemental ratios for the nine months ended September 30, 2023:

Nine Months Ended September 30, 2023
(Unaudited)
Ratio of accrued capital gains incentive fees to average net assets	0.70%
Ratio of interest expense to average net assets	0.67%

KKR FS Income Trust
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 10. Financial Highlights (continued)
(7)Portfolio turnover for the nine months ended September 30, 2023 is not annualized.
(8)Asset coverage per unit is the ratio of the carrying value of the Company’s total consolidated assets, less liabilities and indebtedness not represented by senior securities, to the aggregate amount of senior securities representing indebtedness.

Note 11. Subsequent Events
K-FIT AB-1 Revolving Credit Facility
On October 10, 2023, K-FIT Finance AB-1 LLC, or K-FIT AB-1, a wholly-owned, special purpose financing subsidiary of the Company, entered into a revolving credit facility, or the K-FIT AB-1 Revolving Credit Facility, by and among K-FIT AB-1, as borrower, Ally Bank, as administrative agent and arranger, each of the lenders from time to time party thereto, and Computershare Trust Company, N.A., as collateral administrator and collateral custodian. The K-FIT AB-1 Revolving Credit Facility provides for, among other things, borrowings in U.S. dollars in an initial aggregate amount of up to $250,000, with an option for K-FIT AB-1 to elect at one or more times, subject to certain conditions, including the consent of Ally Bank, to increase the maximum committed amount up to $500,000.
The revolving period during which K-FIT AB-1 is permitted to borrow, repay and re-borrow advances will terminate on October 10, 2026. Advances under the K-FIT AB-1 Revolving Credit Facility are subject to satisfaction of certain conditions, including maintenance of the required borrowing base. Any amounts borrowed under the K-FIT AB-1 Revolving Credit Facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on October 10, 2028.
Borrowings under the K-FIT AB-1 Revolving Credit Facility accrue interest at a rate per annum equal to Daily 1M SOFR plus a spread of 2.75%. In addition, K-FIT AB-1 will pay a non-usage fee on the unused facility amount equal to (i) during the first three months after October 10, 2023, 0.50% on the average daily unused facility amount, and (ii) following the first three months after the Effective Date, between 0.50% and 1.00%, depending on the percentage of the unused facility amount.
In connection with the K-FIT AB-1 Revolving Credit Facility, K-FIT AB-1 has made certain representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. In addition, after an initial specified period, K-FIT AB-1 must maintain an adjusted interest coverage ratio of at least 150%, measured as of the end of any fiscal quarter.
The K-FIT AB-1 Revolving Credit Facility contains events of default customary for similar financing transactions of this type. Upon the occurrence of an event of default, Ally Bank may terminate the commitments and declare the outstanding advances and all other obligations under the K-FIT AB-1 Revolving Credit Facility immediately due and payable. During the continuation of an event of default, K-FIT AB-1 must pay interest at a default rate.
K-FIT AB-1’s obligations to the lenders under the K-FIT AB-1 Revolving Credit Facility are secured by a first priority security interest in substantially all of the assets of K-FIT AB-1, including its portfolio of loans and debt securities, and a pledge by the Company of the equity in K-FIT AB-1. The obligations of K-FIT AB-1 under the K-FIT AB-1 Revolving Credit Facility are non-recourse to the Company; and the Company’s exposure under the K-FIT AB-1 Revolving Credit Facility is limited to the value of the Company's investment in K-FIT AB-1 and the equity of K-FIT AB-1.

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
We pursue our investment objective by investing primarily in the debt of private middle market U.S. companies with a focus on originated transactions sourced through the network of the Adviser and its affiliates. We define direct originations as any investment where the Company’s investment adviser or its affiliates had negotiated the terms of the transaction beyond just the price, which, for example, may include negotiating financial covenants, maturity dates or interest rate terms. These directly originated transactions include participation in other originated transactions where there may be third parties involved, or a bank acting as an intermediary, for a closely held club, or similar transactions.

Once we have invested a substantial amount of proceeds from the Private Offering, under normal circumstances and after we ramp up our portfolio, we expect that we will invest at least 60% of our total assets (net assets plus borrowings for investment purposes) in first lien, senior secured loans of private middle-market U.S. companies. We expect to also invest up to 30% of our total assets (net assets plus borrowings for investment purposes) in certain asset based finance investments, or ABF Investments, and, to a lesser extent, in subordinated loans of private U.S. companies. We expect downside protection to come in the form of investments backed by collateral and contractual rights negotiated with counterparties. Our ABF Investment strategy will focus on directly originated, private ABF Investments with a multi-sector investment approach that seeks the most attractive relative value and risk-adjusted returns (a measure of the excess return per unit of risk in an investment strategy) from investments across a range of sectors, such as Consumer/Mortgage Finance (e.g., auto loans), Contractual Cash Flows (e.g., royalties), Hard Assets (e.g., aircraft leasing) and Small-Medium Enterprises (e.g., real estate development lending), as well as instrument types, such as senior loans and junior capital.
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
Expense Support and Conditional Reimbursement Agreement
We have entered into an Expense Support Agreement with the Adviser. The Adviser may elect to make Expense Payments on our behalf, including, but not limited to, organizational and offering expenses and any of our expenses related to investor relations, outside legal counsel and other outside advisors and experts, finance, operations and administration, provided that no portion of the payment will be used to pay any interest expense or distribution and/or shareholder servicing fees of the Company. Any Expense Payment that the Adviser has committed to pay must be paid by the Adviser to us in any combination of cash or other immediately available funds no later than 90 days after such commitment was made in writing, and/or offset against amounts due from us to the Adviser or its affiliates. See Note 4 to our unaudited consolidated financial statements included herein for more information regarding the Expense Support Agreement.
The following table reflects the amounts paid by the Adviser and subject to reimbursement by the Company under the Expense Support Agreement and the expiration for future possible reimbursements by the Company:

For the Three Months Ended	Amount	Expiration Date
September 30, 2022	$276	September 30, 2025
December 31, 2022	13	December 31, 2025
March 31, 2023	147	March 31, 2026
June 30, 2023	—	June 30, 2026
September 30, 2023	—	September 30, 2026
	$436
Portfolio Investment Activity for the Three and Nine Months Ended September 30, 2023 and for the Year Ended
December 31, 2022
Total Portfolio Activity
The following tables present certain selected information regarding our portfolio investment activity for the three and nine months ended September 30, 2023:

	For the Three Months Ended	For the Nine Months Ended
Net Investment Activity	September 30, 2023	September 30, 2023
Purchases	$65,510	$156,127
Sales and Repayments	(622)	(1,100)
Net Portfolio Activity	$64,888	$155,027

	For the Three Months Ended				For the Nine Months Ended
	September 30, 2023				September 30, 2023
New Investment Activity by Asset Class	Purchases	Percentage	Sales and Repayments	Percentage	Purchases	Percentage	Sales and Repayments	Percentage
Senior Secured Loans—First Lien	$62,400	95%	$364	59%	$150,849	97%	$412	37%
Asset Based Finance	3,110	5%	258	41%	5,278	3%	688	63%
Total	$65,510	100%	$622	100%	$156,127	100%	$1,100	100%

The following table summarizes the composition of our investment portfolio at cost and fair value as of September 30, 2023 and December 31, 2022:

	September 30, 2023
	(Unaudited)			December 31, 2022
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$153,435	$156,450	94.7%	$2,634	$2,646	39.5%
Asset Based Finance	8,672	8,744	5.3%	4,064	4,056	60.5%
Total	$162,107	$165,194	100.0%	$6,698	$6,702	100.0%

(1) Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

The following table presents certain selected information regarding the composition of our investment portfolio as of September 30, 2023:

September 30, 2023
Number of Portfolio Companies	23
% Variable Rate Debt Investments (based on fair value)(1)	94.7%
% Fixed Rate Debt Investments (based on fair value)(1)	2.9%
% Other Income Producing Investments (based on fair value)(2)	1.9%
% Non-Income Producing Investments (based on fair value)	0.5%
Weighted Average Annual Yield on Accruing Debt Investments(1)(3)	12.3%
Weighted Average Annual Yield on All Debt Investments(4)	12.4%
_____________________
(1)“Debt Investments” means investments that pay or are expected to pay a stated interest rate, stated dividend rate or other similar stated return.
(2)“Other Income Producing Investments” means investments that pay or are expected to pay interest, dividends or other income to the Company on an ongoing basis but do not have a stated interest rate, stated dividend rate or other similar stated return.
(3)The Weighted Average Annual Yield on Accruing Debt Investments is computed as (i) the sum of (a) the stated annual interest rate, dividend rate or other similar stated return of each accruing Debt Investment, multiplied by its par amount, adjusted to U.S. dollars and for any partial income accrual when necessary, as of the end of the applicable reporting period, plus (b) the annual amortization of the purchase or original issue discount or premium of each accruing Debt Investment; divided by (ii) the total amortized cost of Debt Investments included in the calculated group as of the end of the applicable reporting period. Stated annual interest rate for floating rate Debt Investments assumes the greater of (a) the respective base rate in effect as of September 30, 2023, and (b) the stated base rate floor. The base rate utilized in this calculation may not be indicative of the base rates for specific contracts as of September 30, 2023.
(4)The Weighted Average Annual Yield on All Debt Investments is computed as (i) the sum of (a) the stated annual interest rate, dividend rate or other similar stated return of each Debt Investment, multiplied by its par amount, adjusted to U.S. dollars and for any partial income accrual when necessary, as of the end of the applicable reporting period, plus (b) the annual amortization of the purchase or original issue discount or premium of each Debt Investment; divided by (ii) the total amortized cost of Debt Investments included in the calculated group as of the end of the applicable reporting period. Stated annual interest rate for floating rate Debt Investments assumes the greater of (a) the respective base rate in effect as of September 30, 2023, and (b) the stated base rate floor. The base rate utilized in this calculation may not be indicative of the base rates for specific contracts as of September 30, 2023.

For the nine months ended September 30, 2023, our total return based on NAV was 12.47%. See footnote 5 to the table included in Note 10 to our unaudited consolidated financial statements included herein for information regarding the calculation of our total return based on NAV.
Direct Originations

The following table presents certain selected information regarding our direct originations as of September 30, 2023:

September 30, 2023
Number of Portfolio Companies	23
Total Cost of Direct Originations	$162,107
Total Fair Value of Direct Originations	$165,194
% of Total Investments, at Fair Value	100.0%
Weighted Average Annual Yield on Accruing Debt Investments(1)	12.3%
Weighted Average Annual Yield on All Debt Investments(2)	12.4%
____________________
(1)The Weighted Average Annual Yield on Accruing Debt Investments is computed as (i) the sum of (a) the stated annual interest rate, dividend rate or other similar stated return of each accruing Debt Investment, multiplied by its par amount, adjusted to U.S. dollars and for any partial income accrual when necessary, as of the end of the applicable reporting period, plus (b) the annual amortization of the purchase or original issue discount or premium of each accruing Debt Investment; divided by (ii) the total amortized cost of Debt Investments included in the calculated group as of the end of the applicable reporting period. Does not include Debt Investments on non-accrual status, if any. Stated annual interest rate for floating rate Debt Investments assumes the greater of (a) the respective base rate in effect as of September 30, 2023, and (b) the stated base rate floor. The base rate utilized in this calculation may not be indicative of the base rates for specific contracts as of September 30, 2023.
(2)The Weighted Average Annual Yield on All Debt Investments is computed as (i) the sum of (a) the stated annual interest rate, dividend rate or other similar stated return of each Debt Investment, multiplied by its par amount, adjusted to U.S. dollars and for any partial income accrual when necessary, as of the end of the applicable reporting period, plus (b) the annual amortization of the purchase or original issue discount or premium of each Debt Investment; divided by (ii) the total amortized cost of Debt Investments included in the calculated group as of the end of the applicable reporting period. Stated annual interest rate for floating rate Debt Investments assumes the greater of (a) the respective base rate in effect as of September 30, 2023, and (b) the stated base rate floor. The base rate utilized in this calculation may not be indicative of the base rates for specific contracts as of September 30, 2023.

Portfolio Composition by Industry Classification
The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of September 30, 2023 and December 31, 2022:

	September 30, 2023
	(Unaudited)		December 31, 2022
Industry Classification(1)	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Banks	$2,420	1.5%	$—	—
Capital Goods	30,901	18.7%	1,729	25.8%
Commercial & Professional Services	52,091	31.5%	627	9.4%
Consumer Services	6,576	4.0%	—	—
Consumer Staples Distribution & Retail	16,979	10.3%	761	11.4%
Financial Services	1,751	1.1%	993	14.8%
Insurance	18,368	11.1%	177	2.6%
Pharmaceuticals, Biotechnology & Life Sciences	21,875	13.2%	—	—
Real Estate Management & Development	3,426	2.1%	2,415	36.0%
Transportation	10,807	6.5%	—	—
Total	$165,194	100.0%	$6,702	100.0%
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
The following table shows the distribution of our investments on the 1 to 4 investment rating scale at fair value as of September 30, 2023 and December 31, 2022:

	September 30, 2023		December 31, 2022
Investment Rating	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
1	$165,194	100%	$6,702	100%
2	—	—	—	—
3	—	—	—	—
4	—	—	—	—
Total	$165,194	100%	$6,702	100%
The amount of the portfolio in each grading category may vary substantially from period to period resulting primarily from changes in the composition of the portfolio as a result of new investment, repayment and exit activities. In addition, changes in the grade of investments may be made to reflect our expectation of performance and changes in investment values.

Results of Operations
Comparison of the Three and Nine Months Ended September 30, 2023 and September 30, 2022
Revenues
Our investment income for the three and nine months ended September 30, 2023 and 2022 was as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023		2022		2023		2022
	Amount	Percentage of Total Income	Amount	Percentage of Total Income	Amount	Percentage of Total Income	Amount	Percentage of Total Income
Interest income	$3,884	86.8%	$30	100.0%	$4,586	84.5%	$30	100.0%
Fee income	509	11.4%	—	—	760	14.0%	—	—
Dividend income	81	1.8%	—	—	81	1.5%	—	—
Total investment income(1)	$4,474	100.0%	$30	100.0%	$5,427	100.0%	$30	100.0%
___________
(1)Such revenues represent $4,399 and $30 of cash income earned as well as $75 and $0 in non-cash portions relating to accretion of discount for the three months ended September 30, 2023 and 2022, respectively, and represent $5,337 and $30 of cash income earned as well as $90 and $0 in non-cash portions relating to accretion of discount for the nine months ended September 30, 2023 and 2022, respectively. Cash flows related to such non-cash revenues may not occur for a number of reporting periods or years after such revenues are recognized.
The level of interest income we receive is generally related to the balance of income-producing investments, multiplied by the weighted average yield of our investments. We expect the dollar amount of interest and any dividend income that we earn to increase as the size of our investments portfolio increases.
The increase in interest income, fee income and dividend income for the three and nine months ended September 30, 2023 compared to the three and nine months ended September 30, 2022 is primarily due to the increase in the size of our investment portfolio.

Expenses
Our operating expenses for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Management fees	$523	$—	$585	$—
Subordinated income incentive fees	399	—	399	—
Capital gains incentive fees	203	—	404	—
Interest Expense	292	—	292	—
Administrative services expenses	357	—	499	—
Accounting and administrative fees	1	1	4	1
Insurance expense	92	—	329	—
Audit expense	200	—	332	—
Other expenses	136	276	220	276
Total operating expenses	2,203	277	3,064	277
Management and incentive fee waivers	(922)	—	(984)	—
Expense waiver	—	(277)	(147)	(277)
Net operating expenses	$1,281	$—	$1,933	$—
The following table reflects selected expense ratios as a percent of average net assets for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Ratio of operating expenses to average net assets	1.51%	9.56%	5.30%	9.56%
Ratio of expense waivers to average net assets(1)	(0.63)%	(9.56)%	(1.96)%	(9.56)%
Ratio of net operating expenses to average net assets	0.88%	—	3.34%	—
Ratio of net incentive fees, interest expense and excise taxes to average net assets(1)	0.34%	—	1.20%	—
Ratio of net operating expenses, excluding certain expenses, to average net assets	0.54%	—	2.14%	—
__________
(1)Ratio data may be rounded in order to recompute the ending ratio of net operating expenses to average net assets or net operating expenses, excluding certain expenses, to average net assets.

We generally expect our general and administrative expenses to decrease as a percentage of our average net assets because of the anticipated growth in the size of our asset base.
The increase in expenses for the three and nine months ended September 30, 2023 compared to the three and nine months ended September 30, 2022 is primarily due to the increase in the size of our investment portfolio.
Interest expense, among other things, may increase or decrease our expense ratios relative to comparative periods depending on portfolio performance, changes in amounts outstanding under our financing arrangement and benchmark interest rates such as SOFR, among other factors.
Net Investment Income
Our net investment income totaled $3,193 ($0.63 per share) and $30 ($0.27 per share) for the three months ended September 30, 2023 and 2022, respectively.
Our net investment income totaled $3,494 ($1.70 per share) and $30 ($0.27 per share) for the nine months ended September 30, 2023 and 2022, respectively.
The increase in net investment income during the three and nine months ended September 30, 2023 compared to the three and nine months ended September 30, 2022 can primarily be attributed to the increase in interest and fee income discussed above.

Net Realized Gains or Losses
Our net realized gains (losses) on investments and foreign currency for the three and nine months ended September 30, 2023 and 2022 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net realized gain (loss) on investments(1)	$—	$—	$17	$—
Net realized gain (loss) on foreign currency	(52)	—	(54)	—
Total net realized gain (loss)	$(52)	$—	$(37)	$—
______________
(1)We sold investments and received principal repayments, respectively, of $438 and $184 during the three months ended September 30, 2023 and $0 and $0 during the three months ended September 30, 2022. We sold investments and received principal repayments, respectively, of $877 and $223 during the nine months ended September 30, 2023 and $0 and $0 during the nine months ended September 30, 2022.

Net Change in Unrealized Appreciation (Depreciation)
Our net change in unrealized appreciation (depreciation) on investments and unrealized gain (loss) on foreign currency for the three and nine months ended September 30, 2023 and 2022 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net change in unrealized appreciation (depreciation) on investments	$1,335	$(23)	$3,083	$(23)
Net change in unrealized gain (loss) on foreign currency	348	—	351	—
Total net change in unrealized appreciation (depreciation)	$1,683	$(23)	$3,434	$(23)
The net change in unrealized appreciation (depreciation) during the three and nine months ended September 30, 2023 was driven primarily by appreciation on several specific assets in the portfolio.
Net Increase (Decrease) in Net Assets Resulting from Operations
For the three months ended September 30, 2023, the net increase in net assets resulting from operations was $4,824 ($0.94 per share) compared to a net increase in net assets resulting from operations of $7 ($0.06 per share) during the three months ended September 30, 2022.
For the nine months ended September 30, 2023, the net increase in net assets resulting from operations was $6,891 ($3.34 per share) compared to a net increase in net assets resulting from operations of $7 ($0.06 per share) for the nine months ended September 30, 2022.
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
As of September 30, 2023, we had received capital commitments of $445,000 from investors in the Private Offering, and have called an aggregate of $238,500 in capital contributions in exchange for 8,457,385 in Class I shares in connection with such commitments.
As of September 30, 2023, we had $124,970 in cash and foreign currency, which we held in custodial accounts. As of September 30, 2023, we had unfunded debt investments with aggregate unfunded commitments of $47,883 and unfunded equity/other commitments of $12,921. We maintain sufficient cash on hand, available borrowings and liquid securities to fund such unfunded commitments should the need arise.

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
Financing Arrangements
The following table presents summary information with respect to our outstanding financing arrangements as of September 30, 2023:

	As of September 30, 2023 (Unaudited)
Arrangement	Type of Arrangement	Rate	Amount Outstanding		Amount Available	Maturity Date
Senior Secured Revolving Credit Facility(1)	Revolving Credit Facility	SOFR+2.13%(2)	$9,772	(3)	$40,228	July 19, 2028
Total			$9,772		$40,228
___________
(1)The carrying amount outstanding under the facility approximates its fair value.
(2)The benchmark rate is subject to a 0% floor.
(3)Amount includes borrowing in pounds sterling. Pounds sterling balance outstanding of £8,000 has been converted to U.S dollars at an exchange rate of £1.00 to $1.22 as of September 30, 2023 to reflect total amount outstanding in U.S. dollars.
See Note 8 to our unaudited consolidated financial statements included herein for additional information regarding our financing arrangements.
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
During certain periods, our distributions may exceed our earnings. As a result, it is possible that a portion of the distributions we make may represent a return of capital. A return of capital generally is a return of a shareholder’s investment rather than a return of earnings or gains derived from our investment activities. Each year a statement on Form 1099-DIV identifying the sources of the distributions will be mailed to our shareholders. No portion of the distributions paid during the nine months ended September 30, 2023 represented a return of capital.
We intend to continue to make our regular distributions in the form of cash, out of assets legally available for distribution, except for those shareholders who have elected to receive their distributions in the form of additional Common Shares under our distribution reinvestment plan. Any distributions reinvested under the plan will nevertheless remain taxable to a U.S. shareholder.
The following table reflects the cash distributions per share that we have declared on our Common Shares during the nine months ended September 30, 2023:

	Distribution
For the Three Months Ended	Per Share	Amount
Fiscal 2023
March 31, 2023	$—	$—
June 30, 2023	—	—
September 30, 2023	0.24	2,030
Total	$0.24	$2,030
See Note 5 to our unaudited consolidated financial statements included herein for additional information regarding our distributions.
Recent Developments
K-FIT AB-1 Revolving Credit Facility
On October 10, 2023, K-FIT Finance AB-1 LLC, a wholly-owned, special purpose financing subsidiary of the Company, entered into a revolving credit facility by and among K-FIT AB-1, as borrower, Ally Bank, as administrative agent and arranger, each of the lenders from time to time party thereto, and Computershare Trust Company, N.A., as collateral administrator and collateral custodian. The K-FIT AB-1 Revolving Credit Facility provides for, among other things, borrowings in U.S. dollars in an initial aggregate amount of up to $250,000, with an option for K-FIT AB-1 to elect at one or more times, subject to certain conditions, including the consent of Ally Bank, to increase the maximum committed amount up to $500,000.
The revolving period during which K-FIT AB-1 is permitted to borrow, repay and re-borrow advances will terminate on October 10, 2026. Advances under the K-FIT AB-1 Revolving Credit Facility are subject to satisfaction of certain conditions, including maintenance of the required borrowing base. Any amounts borrowed under the K-FIT AB-1 Revolving Credit Facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on October 10, 2028.
Borrowings under the K-FIT AB-1 Revolving Credit Facility accrue interest at a rate per annum equal to Daily 1M SOFR plus a spread of 2.75%. In addition, K-FIT AB-1 will pay a non-usage fee on the unused facility amount equal to (i) during the first three months after October 10, 2023, 0.50% on the average daily unused facility amount, and (ii) following the first three months after the Effective Date, between 0.50% and 1.00%, depending on the percentage of the unused facility amount.

In connection with the K-FIT AB-1 Revolving Credit Facility, K-FIT AB-1 has made certain representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. In addition, after an initial specified period, K-FIT AB-1 must maintain an adjusted interest coverage ratio of at least 150%, measured as of the end of any fiscal quarter.
The K-FIT AB-1 Revolving Credit Facility contains events of default customary for similar financing transactions of this type. Upon the occurrence of an event of default, Ally Bank may terminate the commitments and declare the outstanding advances and all other obligations under the K-FIT AB-1 Revolving Credit Facility immediately due and payable. During the continuation of an event of default, K-FIT AB-1 must pay interest at a default rate.
K-FIT AB-1’s obligations to the lenders under the K-FIT AB-1 Revolving Credit Facility are secured by a first priority security interest in substantially all of the assets of K-FIT AB-1, including its portfolio of loans and debt securities, and a pledge by the Company of the equity in K-FIT AB-1. The obligations of K-FIT AB-1 under the K-FIT AB-1 Revolving Credit Facility are non-recourse to the Company; and the Company’s exposure under the K-FIT AB-1 Revolving Credit Facility is limited to the value of the Company's investment in K-FIT AB-1 and the equity of K-FIT AB-1.
Distributions
On November 12, 2023, the Board (i) rescinded the previously approved distribution of $0.24 per Common Share payable on or about January 29, 2024 to shareholders of record as of the close of business on December 29, 2023, and (ii) concurrently declared a distribution of $0.24 per Common Share payable on January 30, 2024 to shareholders of record as of the close of business on December 29, 2023. The distribution payable on January 30, 2024 will be paid to shareholders in cash or in Common Shares in accordance with such shareholder’s election under the Company’s distribution reinvestment plan.

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
As of September 30, 2023, our investment portfolio, valued at fair value in accordance with our Board-approved valuation policy, represented 56.49% of our total assets, as compared to 88.52% of our total assets as of December 31, 2022.
Valuation of Portfolio Investments and Determination of NAV
Valuation of Portfolio Investments
The Board is responsible for overseeing the valuation of our portfolio investments at fair value as determined in good faith pursuant to the Adviser’s valuation policy. As permitted by Rule 2a-5 of the 1940 Act, the Board has designated the Adviser as our valuation designee with day-to-day responsibility for implementing the portfolio valuation process set forth in the Adviser’s valuation policy.
Accounting Standards Codification Topic 820, Fair Value Measurements and Disclosure, or ASC Topic 820, issued by the FASB clarifies the definition of fair value and requires companies to expand their disclosure about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition. ASC Topic 820 defines fair value as the price that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC Topic 820 also establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets for identical securities; Level 2, which includes inputs such as quoted prices for similar securities in active markets and quoted prices for identical securities where there is little or no activity in the market; and Level 3, defined as unobservable inputs for which little or no market data exists, therefore requiring an entity to develop its own assumptions.
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
•the independent third-party pricing or valuation service then reviews and analyzes the information, along with relevant market and economic data, and determines proposed valuations for each portfolio company or investment according to the valuation methodologies in the Adviser’s valuation policy and communicates the information to the Adviser in the form of a valuation range for Level 3 assets;
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
•the Adviser then provides the Board’s valuation committee with its valuation determinations and valuation-related information for each portfolio company or investment, along with any applicable supporting materials; and other information that is relevant to the fair valuation process as required by the Adviser’s Board-reporting obligations;
•the Board’s valuation committee meets with the Adviser to receive the relevant quarterly reporting from the Adviser and to discuss any questions from the valuation committee in connection with the valuation committee’s role in overseeing the fair valuation process; and
•following the completion of its fair value oversight activities, the valuation committee (with the assistance of the Adviser) provides the Board with a report regarding the quarterly valuation process.
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
The valuation methods utilized for each portfolio company may vary depending on industry and company-specific considerations. Typically, the first step is to make an assessment as to the enterprise value of the portfolio company’s business in order to establish whether the portfolio company’s enterprise value is greater than the amount of its debt as of the valuation date. This analysis helps to determine a risk profile for the applicable portfolio company and its related investments, and the appropriate valuation methodology to utilize as part of the security valuation analysis. The enterprise valuation may be determined using a market or income approach.

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
Contractual Obligations
We have entered into the Advisory Agreement and Administration Agreement with the Adviser to provide us with investment advisory and administrative services. Payments for investment advisory services under the Advisory Agreement are equal to (a) an annual base management fee based on the average monthly value of the Company’s net assets during the most recently completed calendar quarter, and (b) an incentive fee based on our performance. The Adviser is reimbursed for administrative expenses incurred on our behalf. See Note 4 to our unaudited consolidated financial statements included herein for a discussion of these agreements and for the amount of fees and expenses accrued under these agreements during the three and nine months ended September 30, 2023.
If any of our contractual obligations are terminated, our costs may increase under any new agreements that we enter into as replacements. We would also likely incur expenses in locating alternative parties to provide the services we expect to receive under our Advisory Agreement and our Administration Agreement.
Off-Balance Sheet Arrangements
We may become a party to financial instruments with off-balance sheet risk in the normal course of our business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of September 30, 2023, we had off-balance sheet arrangements with the Financing Provider under the Facility Agreement, as described below.
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

During the nine months ended September 30, 2023, the Company purchased investments, including unfunded commitments, with a cost of $162,325 from the Financing Provider. As of September 30, 2023, $26,686 of these purchases are included in payable for investments purchased in the statement of assets and liabilities.
As of September 30, 2023, the conditions precedent to our obligation to purchase any such investments have not been met. We do not hold any beneficial interest in the warehouse.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We are subject to financial market risks, including changes in interest rates. As of September 30, 2023, 94.7% of our portfolio investments (based on fair value) were debt investments paying variable interest rates, 2.9% were debt investments paying fixed interest rates, 1.9% were other income producing investments and the remaining 0.5% consisted of non-income producing investments. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to any variable rate investments we hold and to declines in the value of any fixed rate investments we hold. However, many of our variable rate investments provide for an interest rate floor, which may prevent our interest income from increasing until benchmark interest rates increase beyond a threshold amount. To the extent that a substantial portion of our investments may be in variable rate investments, an increase in interest rates beyond this threshold would make it easier for us to meet or exceed the hurdle rate applicable to the subordinated incentive fee on income, and may result in a substantial increase in our net investment income and to the amount of incentive fees payable to the Adviser with respect to our increased pre-incentive fee net investment income.
Pursuant to the terms of the Senior Secured Revolving Credit Facility, we borrow at a floating rate based on a benchmark interest rate. To the extent that any present or future credit facilities or other financing arrangements that we enter into are based on a floating interest rate, we will be subject to risks relating to changes in market interest rates. In periods of rising interest rates when we have such debt outstanding, or financing arrangements in effect, our interest expense would increase, which could reduce our net investment income, especially to the extent we hold fixed rate investments.
The following table shows the effect over a twelve-month period of changes in interest rates on our interest income, interest expense and net interest income assuming no changes in the composition of our investment portfolio, including the accrual status of our investments, and our financing arrangements in effect as of September 30, 2023 (dollar amounts are presented in thousands):

Basis Point Change in Interest Rates	Increase (Decrease) in Interest Income(1)	Increase (Decrease) in Interest Expense(2)		Increase (Decrease) in Net Interest Income(1)	Percentage Change in Net Interest Income
Down 100 basis points	$(1,560)	$(98)	0	$(1,462)	(7.8)%
Down 50 basis points	(780)	(49)		(731)	(3.9)%
Up 50 basis points	780	49		731	3.9%
Up 100 basis points	1,560	98		1,462	7.8%
Up 150 basis points	2,340	147		2,193	11.6%
Up 200 basis points	3,120	195		2,925	15.5%
Up 250 basis points	3,900	244		3,656	19.4%
_______________
(1)Assumes no defaults or prepayments by portfolio companies over the next twelve months.
(2)Assumes current debt outstanding as of September 30, 2023, and no changes over the next twelve months.

We expect that our long-term investments will be financed primarily with equity and debt. If deemed prudent, we may use interest rate risk management techniques in an effort to minimize our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations. During the nine months ended September 30, 2023, we did not engage in interest rate hedging activities.
Foreign Currency Risk
From time to time, we may make investments that are denominated in a foreign currency that are subject to the effects of exchange rate movements between the foreign currency of each such investment and the U.S. dollar, which may affect future fair values and cash flows, as well as amounts translated into U.S. dollars for inclusion in our consolidated financial statements. Based on our assessment of the foreign currency exchange rate risk, as of September 30, 2023, we had no hedging transactions in place as we deemed the risk acceptable, and we did not believe it was necessary to mitigate this risk at that time.

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

Item 4.    Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2023.
Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that we would meet our disclosure obligations.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the three-month period ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.    Risk Factors.
Before making a decision to transact in our securities, you should carefully consider the risks discussed in “Item 1A. Risk Factors” in the Form 10, and all other information set forth in this Quarterly Report on Form 10-Q, which could materially affect our business, financial condition and/or operating results, as well as the value of our securities. The risks described in the Form 10 are not the only risks we face. Additional risks and uncertainties that are not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results, as well as the value of our securities.
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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
Sales of Unregistered Equity Securities
During the three months ended September 30, 2023, we issued and sold an aggregate of 5,224,660 Class I shares pursuant to subscription agreements entered into with participating investors for aggregate consideration of $150 million. All offers and sales of Class I shares during the three months ended September 30, 2023 were conducted in connection with the Private Offering in reliance on the exemption from the registration requirements of the Securities Act provided by Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder. We relied, in part, upon representations from each participating investor in the relevant subscription agreement that such investor is an “accredited investor” as defined in Regulation D under the Securities Act.
Issuer Purchases of Equity Securities
We did not repurchase any of our equity securities during the three months ended September 30, 2023.
Beginning no later than the quarter ending March 31, 2024, we intend to commence a share repurchase program in which we intend to offer to repurchase, in each quarter, up to 5% of our Common Shares outstanding (either by number of shares or aggregate NAV) as of the close of the previous calendar quarter. The Board may amend or suspend the share repurchase program if in its reasonable judgment it deems such action to be in our best interest and the best interest of our shareholders. As a result, share repurchases may not be available each quarter, such as when a repurchase offer would place an undue burden on our liquidity, adversely affect our operations or risk having an adverse impact on the Company that would outweigh the benefit of the repurchase offer. We intend to conduct such repurchase offers in accordance with the requirements of Rule 13e-4 promulgated under the Exchange Act and the 1940 Act.
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
Rule 10b5-1 Trading Plans
During the fiscal quarter ended September 30, 2023, none of our trustees or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

10.1
Senior Secured Revolving Credit Agreement, dated July 19, 2023 by and among KKR FS Income Trust, Sumitomo Mitsui Banking Corporation, and the financial institutions party thereto (Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K (File No. 814-01620) filed on July 24, 2023 and incorporated herein by reference)

10.2
Loan and Security Agreement, dated October 10, 2023, by and among K-FIT Finance AB-1 LLC, Ally Bank, and Computershare Trust Company, N.A. (Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K (File No. 814-01620) filed on October 16, 2023 and incorporated herein by reference)

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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized on November 14, 2023.

KKR FS Income Trust

By:	/s/ Michael C. Forman
Michael C. Forman Chief Executive Officer (Principal Executive Officer)

By:	/s/ Steven Lilly
Steven Lilly Chief Financial Officer (Principal Financial Officer)

By:	/s/ William Goebel
William Goebel Chief Accounting Officer