Form 10-K
period 2023-12-31
KKR FS Income Trust
filed 2024-03-13
CIK 1930679

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________________
FORM 10-K
_________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2023

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER: 814-01620
_________________________________________________
KKR FS Income Trust
(Exact name of registrant as specified in its charter)
_________________________________________________

Delaware	88-0591692
(State of Organization)	(I.R.S. Employer Identification Number)

201 Rouse Boulevard Philadelphia, Pennsylvania	19112
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (215) 495-1150
_______________________________________
Securities registered pursuant to Section 12(b) of the Act:

N/A	N/A	N/A
(Title of class)	(Trading Symbol(s))	(Name of exchange on which registered)
Securities registered pursuant to Section 12(g) of the Act:
Common Shares of Beneficial Interest, par value $0.01 per share
_______________________________________
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 14 or Section 15(d) of the Act. Yes  ☐    No  ☒
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒
As of June 30, 2023, there was no established public market for the registrant’s common shares.
The number of shares of the registrant’s Class I common shares of beneficial interest, par value $0.01 per share, outstanding as of February 29, 2024 was 8,457,385.
_________________________________________________
Documents Incorporated by Reference: None

Auditor Firm ID: 34     Auditor Name: Deloitte & Touche LLP    Auditor Location: San Francisco, California

PART I
Many of the amounts and percentages presented in Part I have been rounded for convenience of presentation.
Item 1. Business.
Summary
KKR FS Income Trust, or the Company, which may also be referred to as “we,” “us” or “our,” was formed on February 4, 2022, as a Delaware statutory trust. We were organized to invest primarily in the debt of private middle market U.S. companies with a focus on originated transactions sourced through the network of FS/KKR Advisor, LLC, or the Adviser, and its affiliates.
We operate as an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a business development company, or BDC, under the 1940 Act. In addition, we expect to elect to be treated as a regulated investment company, or a RIC, under Subchapter M of the Internal Revenue Code of 1986, as amended, or the Code, and expect to maintain our qualification as a RIC annually thereafter. As a BDC and a RIC, we must comply with certain regulatory requirements.
We commenced operations concurrent with the initial closing on the Seed Contribution (as defined below) and, prior to the filing of our election to be regulated as a BDC under the 1940 Act on March 31, 2023, or the BDC Election Date, we conducted our investment activities and operations pursuant to the exclusion from the definition of an “investment company” in Section 3(c)(7) of the 1940 Act.
We are a non-exchange traded, perpetual-life BDC, which is a BDC whose shares of beneficial interest are not listed for trading on a stock exchange or other securities market. We use the term “perpetual-life BDC” to describe an investment vehicle of indefinite duration, whose shares of beneficial interest are intended to be sold by the BDC on a continuous monthly basis at a price equal to the BDC’s monthly net asset value, or NAV, per share. In our perpetual-life structure, we may offer investors an opportunity to repurchase the Class I common shares of beneficial interest, or the Common Shares, or the Class I shares, on a quarterly basis at NAV, but we are not obligated to offer to repurchase any shares in any particular quarter in our discretion. We believe that our perpetual nature enables us to execute a patient and opportunistic strategy and be able to invest across different market environments. This may reduce the risk of the Company being a forced seller of assets in market downturns compared to non-perpetual funds. While we may consider a liquidity event at any time in the future, we currently do not intend to undertake a liquidity event, and we are not obligated by our certificate of trust, our declaration of trust as amended, restated, supplemented or otherwise modified from time to time, or the Declaration of Trust, or our bylaws, collectively, with our certificate of trust and the Declaration of Trust, as each may be amended, restated, supplemented or otherwise modified from time to time, or the Organizational Documents, or otherwise to effect a liquidity event at any time.
Our Board of Trustees, or the Board, or the Board of Trustees, may, in its sole discretion, determine to cause the Company to conduct a “Liquidity Event,” which is defined as including (1) an initial public offering, or an IPO, or other listing of the Common Shares on a national securities exchange, or an Exchange Listing, or (2) a Sale Transaction. A “Sale Transaction” means (a) the sale of all or substantially all of the Company’s assets to, or other liquidity event with, another entity or (b) a transaction or series of transactions, including by way of merger, consolidation, recapitalization, reorganization, or sale of stock in each case for consideration of either cash and/or publicly listed securities of the acquirer. A Sale Transaction also may include a sale, merger or other transaction with one or more affiliated investment companies managed by the Adviser or an affiliate thereof. The decision to cause the Company to conduct a Liquidity Event will take into consideration factors such as prevailing market conditions at the time and the Company’s portfolio composition. The ability of the Company to commence and consummate a Liquidity Event is not assured, and will depend on a variety of factors, including the size and composition of the Company’s portfolio and prevailing market conditions at the time.
Until such time as the Board determines to cause the Company to conduct a Liquidity Event, the Company will remain a privately offered BDC and, in its commercially reasonable judgment, will conduct quarterly repurchases of its Common Shares. See “Item 1. Business – Discretionary Share Repurchase Program.”
Our investment objectives are to generate current income and, to a lesser extent, long-term capital appreciation. We seek to meet our investment objectives by:
•     utilizing the experience and expertise of the management team of the Adviser;
•    employing a defensive investment approach focused on long-term credit performance and principal protection;
•     focusing primarily on debt investments in a broad array of private U.S. companies, including middle-market companies, which we define as companies with annual EBITDA of $50 million to $150 million at the time of investment;
•     investing primarily in established, stable enterprises with positive cash flows; and

•     maintaining rigorous portfolio monitoring in an attempt to anticipate and pre-empt negative credit events within our portfolio, such as an event of insolvency, liquidation, dissolution, reorganization or bankruptcy of a portfolio company.
We will pursue our investment objective by investing primarily in the debt of private middle-market U.S. companies with a focus on originated transactions sourced through the network of the Adviser and its affiliates. We define direct originations as any investment where the Company’s investment adviser or its affiliates had negotiated the terms of the transaction beyond just the price, which, for example, may include negotiating financial covenants, maturity dates or interest rate terms. These directly originated transactions include participation in other originated transactions where there may be third parties involved, or a bank acting as an intermediary, for a closely held club, or similar transactions.
Once we have invested a substantial amount of proceeds from the Private Offering (as defined below), under normal circumstances and after we ramp up our portfolio, we expect that we will invest at least 60% of our total assets (net assets plus borrowings for investment purposes) in first lien, senior secured loans of private middle-market U.S. companies. We expect to also invest up to 30% of our total assets (net assets plus borrowings for investment purposes) in certain private asset-based finance investments, which derive returns from recurring, often contractual cash flows of large, diversified pools of underlying hard and financial assets, or ABF Investments, and, to a lesser extent, in subordinated loans of private U.S. companies. We expect downside protection to come in the form of investments backed by collateral and contractual rights negotiated with counterparties. Our ABF Investment strategy will focus on directly originated, private ABF Investments with a multi-sector investment approach that seeks the most attractive relative value and risk-adjusted returns (a measure of the excess return per unit of risk in an investment strategy) from investments across a range of sectors, such as Consumer/Mortgage Finance (e.g., auto loans), Contractual Cash Flows (e.g., royalties), Hard Assets (e.g., aircraft leasing) and Small-Medium Enterprises (e.g., real estate development lending), as well as instrument types, such as senior loans and junior capital. See “Item 1. Business – Investment Types” below for more information.
A majority of our ABF Investments is expected to be directly originated and proprietary, including through newly formed and/or existing lending and servicing platform businesses established by KKR Credit Advisors (US) LLC, or KKR Credit, to access specific lending or servicing market opportunities that are otherwise difficult to access. In addition, a large majority of our ABF Investments is expected to be illiquid and otherwise not actively traded on an established market. We generally expect that the majority of our ABF Investments will not be eligible portfolio companies under the 1940 Act and, to the extent that such investments are not considered to be eligible portfolio companies, we will not treat the applicable ABF Investments as qualifying assets for purposes of Section 55(a) of the 1940 Act.
To a lesser extent, we may also invest in syndicated loans, which will generally be liquid, and may be used for the purposes of maintaining liquidity for our discretionary share repurchase program and cash management, while also presenting an opportunity for attractive investment returns.
About the Adviser
We are externally managed by the Adviser, FS/KKR Advisor, LLC, a registered investment adviser under the Advisers Act that is jointly operated by KKR Credit and by FSJV Holdco, LLC, an affiliate of Franklin Square Holdings L.P., or FS Investments. Subject to the overall supervision of the Board and in accordance with the 1940 Act, the Adviser manages our day-to-day operations and provides us with investment advisory services pursuant to the terms of an amended and restated investment advisory agreement, or the Advisory Agreement, and performs, or oversees the performance of, our corporate operations and required administrative services pursuant to the terms of an administration agreement, or the Administration Agreement. Under the Advisory Agreement, the Adviser is responsible for originating prospective investments, conducting research and due diligence investigations on potential investments, analyzing investment opportunities, negotiating and structuring our investments and monitoring our investments and portfolio companies on an ongoing basis.
The Adviser, also oversees our day-to-day operations pursuant to the Administration Agreement, including the provision of general ledger accounting, fund accounting, legal services, investor relations, certain government and regulatory affairs activities, and other administrative services. The Adviser also performs, or oversees the performance of, our corporate operations and required administrative services, which includes being responsible for the financial records that we are required to maintain and preparing reports for our shareholders and reports filed with the U.S. Securities and Exchange Commission, or the SEC. In addition, the Adviser assists us in calculating our NAV, overseeing the preparation and filing of tax returns and the printing and dissemination of reports to our shareholders, and generally overseeing the payment of our expenses and the performance of administrative and professional services rendered to us by others.
The Adviser is a Delaware limited liability company, located at 201 Rouse Boulevard, Philadelphia, PA 19112. The Adviser is a partnership between KKR Credit and FSJV Holdco, LLC, an affiliate of FS Investments. The management of our investment portfolio is the responsibility of the Adviser’s investment committee, or the Investment Committee, which is currently comprised of four appointees of KKR Credit and four appointees of FS Investments. See “Item 10. Directors, Executive Officers and Corporate

Governance” for more information regarding the Investment Committee. The Company’s chairperson and chief executive officer, Michael C. Forman, serves as the Adviser’s chairperson and chief executive officer.
The Adviser was formed in 2018 to manage an affiliated fund of the Company and had $17.9 billion of regulatory assets under management as of September 30, 2023. The Adviser has significant experience in private lending and private equity investing, and has developed an expertise in using all levels of a firm’s capital structure to produce income-generating investments, while focusing on risk management. The Adviser also has extensive knowledge of the managerial, operational and regulatory requirements of publicly registered alternative asset entities, such as BDCs. We believe that the active and ongoing participation by the Adviser, KKR Credit, FS Investments and their respective affiliates in the credit markets, and the depth of experience and disciplined investment approach of the Adviser, will allow the Adviser to successfully execute our investment strategies.
About KKR Credit and FS Investments
KKR Credit is a Delaware limited liability company, located at 555 California Street, 50th Floor, San Francisco, CA 94104, registered as an investment adviser with the SEC under the Advisers Act. It had approximately $219 billion of assets under management as of December 31, 2023 across investment funds, structured finance vehicles, specialty finance companies and separately managed accounts that invest capital in both liquid and illiquid credit strategies on behalf of some of the largest public and private pension plans, global financial institutions, university endowments and other institutional and public market investors. Its investment professionals utilize an industry and thematic approach to investing and benefit from access, where appropriate, to the broader resources and intellectual capital of KKR & Co. Inc., or KKR & Co. The funds and accounts in KKR & Co.’s private markets business line are managed by Kohlberg Kravis Roberts & Co. L.P., or together with its affiliates, KKR, an SEC-registered investment adviser, or one of its subsidiaries.
KKR Credit is a subsidiary of KKR & Co., a leading global investment firm with approximately $553 billion in assets under management as of December 31, 2023, that manages investments across multiple asset classes, including private equity, energy, infrastructure, real estate and credit, with strategic manager partnerships that manage hedge funds. KKR & Co. aims to generate attractive investment returns for its fund investors by following a patient and disciplined investment approach, employing world-class people, and driving growth and value creation with KKR & Co. portfolio companies. KKR & Co. invests its own capital alongside the capital it manages for fund investors and provides financing solutions and investment opportunities through its capital markets business.
FS Investments is a leading asset manager dedicated to helping individuals, financial professionals and institutions design better portfolios. The firm provides access to alternative sources of income and growth, and focuses on setting industry standards for investor protection, education and transparency. FS Investments is headquartered in Philadelphia, Pennsylvania, with offices in the United States, Europe and Asia. The firm had approximately $79 billion in assets under management as of December 31, 20231.
Private Offering of Common Shares and Preferred Shares Offering
We are conducting a continuous private offering, or the Private Offering, of up to $5,000,000,000 of our Class I common shares of beneficial interest, $0.01 par value per share, in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended, or the Securities Act, including the exemption provided by Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder, Regulation S under the Securities Act and other exemptions from the registration requirements of the Securities Act. In connection with the Private Offering, we have entered into, and expect to continue to enter into, subscription agreements with investors, each, a Subscription Agreement. An investor will make a capital contribution pursuant to a Subscription Agreement and will become a common shareholder in the Company bound by the terms of our Organizational Documents.
Each prospective investor in the Private Offering will be required to represent that it (i) is an “accredited investor” as defined in Rule 501(a) of Regulation D under the Securities Act or, in the case of offers and sales outside of the United States to a prospective investor that is not an accredited investor, is not a “U.S. person” in accordance with Regulation S under the Securities Act, and (ii) is acquiring the Common Shares purchased by it for investment and not with a view to resale or distribution. Prior to the BDC Election Date, subscriptions were accepted only from persons who were also “qualified purchasers” under the 1940 Act.
____________________________________________
1Total AUM for FS Investments estimated as of December 31, 2023. References to “assets under management” or “AUM” represent the assets managed by FS Investments or its strategic partners as to which FS Investments is entitled to receive a fee or carried interest (either currently or upon deployment of capital) and general partner capital. FS Investments calculates the amount of AUM as of any date as the sum of: (i) the fair value of the investments of FS Investments’ investment funds; (ii) uncalled capital commitments from these funds, including uncalled capital commitments from which FS Investments is currently not earning management fees or carried interest; (iii) the value of outstanding collateralized loan obligations (“CLO”) (excluding CLOs wholly-owned by FS Investments); (iv) the fair value of FS KKR Capital Corp. joint venture assets and FS Specialty Lending Fund joint venture assets; and (v) the fair value of other assets managed by FS Investments. The AUM also includes the estimated AUM of Portfolio Advisors, LLC as of December 31, 2022, which FS acquired through a merger on June 30, 2023. AUM for Portfolio Advisors, LLC is measured as adjusted reported value plus unfunded commitments. FS Investments’ calculation of AUM may differ from the calculations of other asset managers and, as a result, FS Investments’ measurements of its AUM may not be comparable to similar measures presented by other asset managers. FS Investments’ definition of AUM is not based on any definition of AUM that may be set forth in agreements governing the investment funds, vehicles or accounts that it manages and is not calculated pursuant to any regulatory definitions.

The Company has held closings for the Private Offering in connection with which it accepted capital commitments from investors to purchase Class I shares, or Capital Commitments, and may hold additional closings for Capital Commitments. Investors with Capital Commitments will be required pursuant to the terms of their Subscription Agreement, in the Company’s sole discretion, to fund drawdowns to purchase Class I shares up to the amount of their respective aggregate Capital Commitments each time that the Company delivers a drawdown notice. As set forth in the Subscription Agreement for Capital Commitments, if an investor fails to make a capital contribution when due, and such default remains uncured for a period of 5 business days, then the Company will be permitted to declare the investor to be in default on its obligations under such Subscription Agreement and will be permitted to take any actions available under the Subscription Agreement or at law or at equity, including prohibiting such investor from purchasing additional Common Shares on any future drawdown date.
Drawdown purchases for Class I shares from investors with Capital Commitments will generally be allocated among investors with unfunded Capital Commitments in amounts proportional to each investor’s Capital Commitment in such increments as the Adviser deems necessary to fund the Company’s operations. However, the Subscription Agreements provide that the Company retains the right, at its discretion, to call drawdown capital on a non-pro rata basis in certain circumstances. The Company may also, if determined by the Company in its sole discretion, from time to time require capital contributions from some investors with Capital Commitments and not others.
Following the BDC Election Date, at such time as determined in our sole discretion, we intend to commence holding monthly closings for the Private Offering, in connection with which we will issue Common Shares to investors for immediate cash investment (investors who participate in the immediate cash payment closings are referred to in this annual report on Form 10-K as the “Upfront Cash Payment Investors”) and will cease accepting Capital Commitments; provided, however, that we may accept commitments from investors to participate alongside Upfront Cash Payment Investors in our monthly closings. Such monthly closings will be conducted in reliance on exemptions from the registration requirements of the Securities Act, including the exemption provided by Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder, Regulation S under the Securities Act and other exemptions from the registration requirements of the Securities Act. We reserve the right to conduct additional offerings of securities in the future in addition to the Private Offering. In addition, although we intend to issue Common Shares in the Private Offering on a monthly basis, we retain the right, if determined by us in our sole discretion, to accept subscriptions and issue Common Shares, in amounts to be determined by us, more or less frequently to one or more investors for regulatory, tax or other reasons as we may determine to be appropriate.
Prior to the BDC Election Date, affiliates of KKR Credit and FS Investments, or the Sponsors, made Capital Commitments to invest an aggregate of $35 million in Class I shares, which we refer to as the Seed Contribution. The Seed Contribution was fully called and funded as of June 30, 2023. The Sponsors have agreed to not transfer or otherwise dispose of their Class I shares without the Company’s prior written consent for a period ending on the third anniversary of the BDC Election Date, which occurred on March 31, 2023.
We will endeavor to take all reasonable actions to avoid interruptions in the continuous Private Offering. Although the Common Shares in the Private Offering are being sold under the exemption provided by Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder, Regulation S under the Securities Act and other exemptions from the registration requirements of the Securities Act, there can be no assurance that we will not need to suspend our Private Offering for various reasons, including but not limited to regulatory review from the SEC and various state regulators, to the extent applicable.
Investors may generally sell, offer for sale, agree to sell, exchange, transfer, assign, pledge, hypothecate, grant any option to purchase or otherwise dispose of or agree to dispose of, in any case whether directly or indirectly, each, a Transfer, their Common Shares provided that the transferee, as applicable, satisfies applicable eligibility and/or suitability requirements and the Transfer is otherwise made in accordance with applicable securities, tax, anti-money laundering and other applicable laws and compliance with the terms of the Subscription Agreement. No Transfer will be effectuated except by registration of the Transfer on the Company’s books. Each transferee must agree to be bound by the restrictions set forth in the Subscription Agreement and all other obligations as an investor in the Company. In addition, we expect that certain of our Capital Commitment investors will agree to not Transfer or otherwise dispose of their Class I shares without the Company’s prior written consent for a period ending at least three years from the respective investor’s initial capital contribution to the Company.
Following an IPO or Exchange Listing, investors may be restricted from selling or transferring their Common Shares for a certain period of time by applicable securities laws or contractually by a lock-up agreement with the underwriters of the IPO or otherwise.
On April 3, 2023, we closed on an offering of 515 shares of our preferred shares of beneficial interest, or the Preferred Shares, designated as 12.0% Series A Cumulative Preferred Shares, par value $0.001 per share, or the Series A Preferred Shares, for $1,000 per share to a select group of individual investors who are “accredited investors” within the meaning of Rule 501(a) of Regulation D promulgated under the Securities Act. Each individual investor in the Preferred Shares offering was entitled to purchase only one Series A Preferred Share. The holders of Preferred Shares are subject to certain dividend, voting, liquidation and other rights that are more fully described in “Note 3. Share Transactions” in the notes to our audited consolidated financial statements included in this annual report on Form 10-K.
Purchase Price and Fees
We intend to sell our Common Shares at an offering price that we believe reflects the NAV per Common Share, as determined in accordance with the Adviser’s valuation policy. The Board has approved the Adviser’s valuation policy, is responsible for overseeing its application and has designated the Adviser as the Company’s valuation designee under Rule 2a-5 under the 1940 Act. In connection with the monthly closings of the Private Offering, we expect that the Board will delegate to the Adviser the authority to conduct such closings. There is no guarantee that this NAV will be equal to the offering price of our Common Shares at any closing.
Each issuance of Common Shares will be subject to the limitations of Section 23(b) under the 1940 Act, which generally prohibits the Company from issuing Common Shares at a price below the then-current NAV of the Common Shares as determined within 48 hours, excluding Sundays and holidays, of such issuance (taking into account any investment valuation adjustments from the latest quarterly valuation date in accordance with the Adviser’s valuation policy), subject to certain exceptions. We reserve the right, in our sole discretion and at any time, to sell Common Shares to investors subscribing after the initial closing date of the Private Offering at a price set above the NAV per share based on a variety of factors in order to fairly allocate initial offering, organizational and other expenses to such investors. This is a “best efforts” offering, which means that KKR Capital Markets LLC and FS Investment Solutions, LLC, the Company’s principal placement agents for the Private Offering and affiliates of the Adviser, or the Placement Agents, will use their best efforts to sell shares, but are not obligated to purchase or sell any specific amount of shares in the Private Offering. Other broker-dealers will be engaged by the Placement Agents to assist in the sale of the Common Shares on a best efforts basis.
We have entered into a placement agent agreement, each a Placement Agent Agreement and, together, the Placement Agent Agreements, with each of the Placement Agents, pursuant to which the Placement Agents have agreed to, among other things, manage our relationships with third-party brokers engaged by the Placement Agents to participate in the distribution of Common Shares, which we refer to as “participating brokers,” and financial advisors. The Placement Agents also coordinate our marketing and distribution efforts with participating brokers and their registered representatives with respect to communications related to the terms of the offering, our investment strategies, material aspects of our operations and subscription procedures.
The Placement Agents intend to enter into placement agreements with broker-dealers in connection with the Private Offering. In connection with the sales of our Class I shares, these broker-dealers may charge investors a placement fee, or the Upfront Sales Load, subject to the discretion of the broker-dealer. Any Upfront Sales Load is not part of (and is in addition to) an investor’s aggregate purchase price for its Class I shares and will be directly charged to such investor. Investors should contact their broker-dealer for information on any such fees.
Subject to any applicable Financial Industry Regulatory Authority, Inc., or FINRA, limitations on underwriting compensation, we will pay the Placement Agents a shareholder servicing and/or distribution fee, or the Servicing Fees, for Class I shares equal to 0.85% per annum of the aggregate NAV as of the beginning of the first calendar day of the month for the Class I shares. However, pursuant to a fee waiver agreement, or the Rule 12b-1 Fee Waiver Agreement, between the Company and each of the Placement Agents, the Placement Agents have agreed to waive the Servicing Fees for Class I shares in full during the term of the Rule 12b-1 Fee Waiver Agreement, and any such waived fees will not be subject to recoupment by the Placement Agents or any other person during or following the term of the Rule 12b-1 Fee Waiver Agreement. The Rule 12b-1 Fee Waiver Agreement will remain in effect until terminated by vote of the Board, including the vote of a majority of the members of the Board who are not “interested persons” (as defined in the 1940 Act) of the Company, or the Independent Trustees.
The distribution and servicing expenses borne by the participating brokers may be different from and substantially less than the amount of Servicing Fees charged. Following any termination of the Rule 12b-1 Fee Waiver Agreement, the Servicing Fees will be payable to the Placement Agents, but the Placement Agents anticipate that all or a portion of the Servicing Fees will be retained by, or reallowed (paid) to, eligible participating brokers and servicing broker-dealers for ongoing services performed by such broker-dealers. All or a portion of the Servicing Fees may be used to pay for sub-transfer agency, sub-accounting and certain other administrative services that are not required to be paid pursuant to the shareholder servicing and/or distribution fees under applicable FINRA rules. The Company also may pay for these sub-transfer agency, sub-accounting and certain other administrative services outside of the Servicing Fees and its Amended and Restated Distribution and Servicing Plan, including but not limited to, expenses associated with advertising, compensation of underwriters, dealers, and sales personnel, the printing and mailing of prospectuses to other than current shareholders, and the printing and mailing of sales literature, each as may be determined to be in the best interests of the Company. The total amount that will be paid over time for other underwriting compensation depends on the average length of time for which shares remain outstanding, the term over which such amount is measured and the performance of our investments. We will also pay or reimburse certain organizational and offering expenses, including, subject to FINRA limitations on underwriting compensation, certain wholesaling expenses.

The Adviser may pay additional compensation, out of its own funds and not as an additional charge to the Company or investors, to selected brokers, dealers or other financial intermediaries, including affiliated broker dealers, for the purpose of introducing a selling agent to the Company and/or promoting the recommendation of an investment in the Common Shares. Such payments made by the Adviser may be based on the aggregate purchase price of investors in the Company as determined by the Adviser. The amount of these payments is determined from time to time by the Adviser and may be substantial.
The purchase of our Common Shares is intended to be a long-term investment. We do not intend to list our Common Shares on a national securities exchange. Until such time as the Board determines to cause the Company to conduct a Liquidity Event, the Company will remain a privately offered BDC and, in its commercially reasonable judgment, will conduct quarterly repurchases of its Common Shares. See “Item 1. Business – Discretionary Share Repurchase Program.”
The Board of Trustees, including a majority of the Independent Trustees, have reviewed and approved the Placement Agent Agreements in accordance with Section 15(c) of the 1940 Act, and will annually review the Placement Agent Agreements and Servicing Fees to determine that the provisions of the Placement Agent Agreements are carried out satisfactorily and to determine, among other things, whether the fees payable under such agreements are reasonable in light of the services provided and that there is a reasonable likelihood that the continuation of the plan for the Servicing Fees will benefit the Company and its shareholders. The Board of Trustees assesses the reasonableness of such fees based on the breadth, depth and quality of the distribution services to be provided to the Company, and reviews other information relating to the Placement Agents, such as their relationships with financial intermediaries and the adequacy of their compliance program.
Discretionary Share Repurchase Program
We do not intend to list the Common Shares on a securities exchange and we do not expect there to be a public market for our shares. As a result, if you purchase our Common Shares, your ability to sell your shares will be limited.
Beginning no later than the quarter ending September 30, 2024, we intend to commence a share repurchase program in which we intend subject to market conditions and the discretion of the Board, to offer to repurchase, in each quarter, up to 5% of our Common Shares outstanding (either by number of shares or aggregate NAV) as of the close of the previous calendar quarter. Our Board of Trustees may amend or suspend the share repurchase program at any time if in its reasonable judgment it deems such action to be in our best interest and the best interest of our shareholders. As a result, share repurchases may not be available each quarter, such as when a repurchase offer would place an undue burden on our liquidity, adversely affect our operations or risk having an adverse impact on the Company that would outweigh the benefit of the repurchase offer. We intend to conduct such repurchase offers in accordance with the requirements of Rule 13e-4 promulgated under the Exchange Act and the 1940 Act.
Under our discretionary share repurchase program, to the extent we offer to repurchase shares in any particular quarter, we expect to repurchase shares pursuant to quarterly tender offers using a purchase price equal to the NAV per share as of the last calendar day of the applicable quarter, or the Valuation Date. Shareholders should keep in mind that if they tender Common Shares in a tender offer with a Valuation Date that is within the 12-month period following the initial issue date of their tendered Common Shares, the Company may repurchase such Common Shares subject to an “early repurchase deduction” of 2% of the aggregate NAV of the Common Shares repurchased, or an Early Repurchase Deduction. The Early Repurchase Deduction will be retained by the Company for the benefit of remaining holders of Common Shares. This Early Repurchase Deduction will also generally apply to minimum account repurchases, discussed below.
We may, from time to time, waive the Early Repurchase Deduction in the following circumstances (subject to the conditions described below):
•repurchases resulting from death, qualifying disability or divorce;
•in the event that a shareholder’s Common Shares are repurchased because the shareholder has failed to maintain the $500 minimum account balance; or
•due to trade or operational error.
As set forth above, we may waive the Early Repurchase Deduction in respect of a repurchase of Common Shares resulting from the death, qualifying disability (as such term is defined in Section 72(m)(7) of the Code) or divorce of a shareholder who is a natural person, including Common Shares held by such shareholder through a trust or an individual retirement account or other retirement or profit-sharing plan, after (i) in the case of death, receiving written notice from the estate of the shareholder, the recipient of the Common Shares through bequest or inheritance, or, in the case of a trust, the trustee of such trust, who shall have the sole ability to request repurchase on behalf of the trust, (ii) in the case of qualified disability, receiving written notice from such shareholder, provided that the condition causing the qualifying disability was not pre-existing on the date that the shareholder became a shareholder of the Company or (iii) in the case of divorce, receiving written notice from the shareholder of the divorce and the shareholder’s instructions to effect a transfer of the Common Shares (through the repurchase of the Common Shares by us and the subsequent purchase by the shareholder) to a different account held by the shareholder (including trust or an individual retirement account or other retirement or profit-sharing plan). We must receive the written repurchase request within 12 months after the death of the shareholder, the initial determination of the shareholder’s disability or divorce in order for the requesting party to rely on any of the special treatment described above that may be afforded in the event of the death, disability or divorce of a shareholder. In the case of death, such a written request must be accompanied by a certified copy of the official death certificate of the shareholder. If spouses are joint registered holders of Common Shares, the request to have the Common Shares repurchased may be made if either of the registered holders dies or acquires a qualified disability. If the shareholder is not a natural person, such as certain trusts or a partnership, corporation or other similar entity, the right to waiver of the Early Repurchase Deduction upon death, disability or divorce does not apply.
You may tender all of the Common Shares that you own in connection with our discretionary quarterly tender offers. In the event the amount of shares tendered exceeds the repurchase offer amount, shares will be repurchased on a pro rata basis. All unsatisfied repurchase requests must be resubmitted in the next quarterly tender offer, or upon the recommencement of the discretionary share repurchase program, as applicable. We will have no obligation to repurchase shares, including if the repurchase would violate the restrictions on distributions under federal law or Delaware law. The limitations and restrictions described above may prevent us from accommodating all repurchase requests made in any quarter. Our discretionary share repurchase program has many limitations, including the limitations described above, and should not in any way be viewed as the equivalent of a secondary market.
We will offer to repurchase shares on such terms as may be determined by our Board of Trustees in its complete and absolute discretion unless, in the judgment of the Board of Trustees, such repurchases would not be in the best interests of our shareholders or would violate applicable law. There is no assurance that the Board will exercise its discretion to offer to repurchase shares or that there will be sufficient funds available to accommodate all of our shareholders’ requests for repurchase. As a result, we may repurchase less than the full amount of shares that you request to have repurchased. If we do not repurchase the full amount of your shares that you have requested to be repurchased, or we determine not to make repurchases of our shares, you will likely not be able to dispose of your shares, even if we under-perform. Any periodic repurchase offers will be subject in part to our available cash and compliance with the RIC qualification and diversification rules and the 1940 Act.
The Company will repurchase shares from shareholders pursuant to written tenders on terms and conditions that the Board of Trustees determines to be fair to the Company and to all shareholders. When the Board of Trustees determines that the Company will repurchase shares, notice will be provided to shareholders describing the terms of the offer, containing information shareholders should consider in deciding whether to participate in the repurchase opportunity and containing information on how to participate. Our repurchase offers will generally use the NAV on or around the last day of a calendar quarter, which will not be available until after the expiration of the applicable tender offer, so you will not know the exact price of shares in the tender offer when you make your decision whether to tender your shares. Repurchases will be effective after receipt and acceptance by the Company of eligible written tenders of shares from shareholders by the applicable repurchase offer deadline. Other than as stated above, the Company does not intend to impose any charges in connection with repurchases of shares. All shares purchased by us pursuant to the terms of each tender offer will be retired and thereafter will be authorized and unissued shares.
The majority of our assets will consist of instruments that cannot generally be readily liquidated without impacting our ability to realize full value upon their disposition. Therefore, we may not always have sufficient liquid resources to make repurchase offers. In order to provide liquidity for share repurchases, we intend to generally maintain under normal circumstances an allocation to syndicated loans, which will generally be liquid. We may fund repurchase requests from sources other than cash flow from operations, including the sale of assets, borrowings, return of capital or offering proceeds, and although we generally expect to fund distributions from cash flow from operations we have not established any limits on the amounts we may pay from such sources. Should making repurchase offers, in our judgment, place an undue burden on our liquidity, adversely affect our operations or risk having an adverse impact on the company as a whole, or should we otherwise determine that investing our liquid assets in originated loans or other illiquid investments rather than repurchasing our shares is in the best interests of the Company as a whole, then we may choose to offer to repurchase fewer shares than described above, or none at all.
In the event that any shareholder fails to maintain the minimum balance of $500 of our Common Shares, we may repurchase all of the shares held by that shareholder at the repurchase price in effect on the date we determine that the shareholder has failed to meet the minimum balance, less any Early Repurchase Deduction. Minimum account repurchases are subject to an Early Repurchase Deduction.
Payment for repurchased shares may require us to liquidate portfolio holdings earlier than our Adviser would otherwise have caused these holdings to be liquidated, potentially resulting in losses, and may increase our investment-related expenses as a result of higher portfolio turnover rates. The Adviser intends to take measures, subject to policies as may be established by our Board of Trustees, to attempt to avoid or minimize potential losses and expenses resulting from the repurchase of shares.

Investment Objectives and Strategy
Overview
Our investment objectives are to generate current income and, to a lesser extent, long-term capital appreciation. When identifying prospective portfolio companies, we focus primarily on the attributes set forth below under “Item 1. Business – Investment Strategy,” which we believe will help us generate higher total returns with an acceptable level of risk.
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

To seek to enhance our returns, we intend to employ leverage as market conditions permit and at the discretion of the Adviser, but in no event will leverage employed exceed the maximum amount permitted by the 1940 Act. We intend to use leverage in the form of borrowings, including loans from certain financial institutions and the issuance of debt. We may also use leverage in the form of the issuance of Preferred Shares, including the Series A Preferred Shares, or by using reverse repurchase agreements or similar transactions and derivatives, including credit default swaps. Under the 1940 Act, any such Preferred Shares constitute a “senior security” for purposes of the 150% asset coverage test. Under the provisions of the 1940 Act, we are currently permitted to issue “senior securities,” including borrowing money from banks or other financial institutions, only in amounts such that our asset coverage, as defined in the 1940 Act, equals at least 150% after each issuance of senior securities. For purposes of the 1940 Act, “asset coverage” means the ratio of (1) the total assets of a BDC, less all liabilities and indebtedness not represented by senior securities, to (2) the aggregate amount of senior securities representing indebtedness (plus, in the case of senior securities represented by preferred stock, the aggregate involuntary liquidation preference of such BDC’s preferred stock). Our use of reverse repurchase agreements or similar transactions and derivatives, including credit default swaps, is subject to Rule 18f-4. For more information on Rule 18f-4, see “Item 1A. Risk Factors-Risks Related to Debt Financing.”
In determining whether to borrow money or issue debt, we will analyze, as applicable, the maturity, covenant package and rate structure of the proposed borrowings as well as the risks of such borrowings compared to our investment outlook. Any such leverage, if incurred, would be expected to increase the total capital available for investment by the Company. See “Item 1A. Risk Factors – Risks Related to Debt Financing.” To finance investments, we may securitize certain of our secured loans or other investments, including through the formation of one or more CLOs, while retaining all or most of the exposure to the performance of these investments. See “Item 1A. Risk Factors” – Risks Related to Debt Financing – We may form one or more CLOs, which may subject us to certain structured financing risks.”
We may, but are not required to, enter into interest rate, foreign exchange or other derivative agreements to hedge interest rate, currency, credit or other risks, but we do not generally intend to enter into any such derivative agreements for speculative purposes. Any derivative agreements entered into for speculative purposes are not expected to be material to the Company’s business or results of operations. These hedging activities, which will be in compliance with applicable legal and regulatory requirements, may include the use of futures, options and forward contracts. We will bear the costs incurred in connection with entering into, administering and settling any such derivative contracts. There can be no assurance any hedging strategy we employ will be successful.
As a BDC, at least 70% of our assets must be the type of “qualifying” assets listed in Section 55(a) of the 1940 Act, as described herein, which are generally privately offered securities issued by U.S. private or thinly traded companies. We may also invest up to 30% of our portfolio opportunistically in “non-qualifying” portfolio investments, such as investments in non-U.S. companies.
To the extent that we have taxable income available, we intend to make distributions to holders of our Common Shares and Preferred Shares. We intend to make monthly distributions to holders of its Common Shares, and such distributions are recorded on the record date. All such distributions will be paid at the discretion of the Board and will depend on our earnings, financial condition, maintenance of our tax treatment as a RIC, compliance with applicable BDC regulations and such other factors as the Board may deem relevant from time to time. As a result, our distribution rates and payment frequency may vary from time to time.
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
Our investments are subject to a number of risks. See “Item 1A. Risk Factors”.
Potential Market Opportunity
We believe significant investment opportunities will continue to present themselves in the senior secured loan asset class and private asset-based finance opportunities as well as investments in debt securities of middle-market companies.
Attractive Opportunities in First Lien, Senior Secured Loans
The variable rate structure of most first lien, senior secured loans present significant opportunities across the asset class, particularly within a rising interest rate environment. Additionally, the strong defensive characteristics inherent to many securities across the asset class make them compelling to many investors. Because first lien, senior secured debt has priority in payment among an issuer’s security holders (i.e., holders are due to receive payment before junior creditors and equity holders), they carry the least potential risk within the issuer’s capital structure. Further, first lien, senior secured debt investments are secured by the issuer’s assets, which may be seized in the event of a default. First lien, senior secured loans generally also carry restrictive covenants aimed at ensuring repayment before junior creditors, including unsecured bondholders and other security holders, preserving collateral to protect against credit deterioration.
Opportunity in Middle-Market Private Companies
In addition to investing in first lien, senior secured loan, we believe that the market for lending to private companies, particularly private middle-market companies within the United States, is underserved and presents a compelling investment opportunity. The following characteristics support our belief:
•     Large Target Market. Middle-market U.S. companies have historically represented a significant portion of the growth segment of the U.S. economy. These companies also often require substantial capital investment to grow their businesses. Historically, significant private equity capital has been available for investment in middle-market companies and we expect that private equity firms will continue to leverage their investments in middle-market companies with senior secured loans.
•     Limited Investment Competition. Despite the size of the market, regulatory changes and other factors have diminished the role of traditional financial institutions in providing financing to middle-market companies in favor of lending to large corporate clients and leading syndication efforts for capital markets transactions. Further, we believe a limited number of lenders are willing to hold large amounts of middle-market loans. As a result, we believe our ability to eliminate syndication risk by holding middle-market loans is a competitive advantage.
Lending and originating new loans to middle-market companies, which are often private, generally requires a greater dedication of a lender’s time and resources compared to lending to larger companies as it is often more difficult to make investments in, and acquire information about, smaller companies. Many investment firms lack the breadth and scale necessary to identify investment opportunities, particularly directly originated investments in middle-market companies, which may result in their overlooking many attractive investment opportunities. Middle-market companies also may require more active monitoring and participation on the lender’s part. We believe that many large financial organizations, which often have relatively high-cost structures, are not suited to deal with these factors and instead emphasize services and transactions to larger corporate clients, resulting in a reduction in the availability of financing to middle-market companies.
•     Attractive Market Segment. The underserved nature of such a large segment of the market can at times create significant investment opportunities. In many environments, lending to middle-market companies may offer more attractive economics than lending to larger corporations in terms of transaction pricing, up-front and ongoing fees, prepayment penalties, stricter covenants and quality collateral. In addition, middle-market companies often have simpler capital structures and carry less leverage than larger companies, thus aiding the structuring and negotiation process and allowing us greater flexibility in structuring favorable transactions.
Asset-Based Finance Opportunities
With respect to our ABF Investments strategy, our primary focus will be investment in attractive, directly originated, non-corporate lending opportunities within the private asset-based finance sector. The well-documented retreat by banks from lending activity following the 2008 financial crisis, or the Great Financial Crisis, has had a major impact on non-corporate lending activity, a segment that today comprises a far larger portion of the global debt capital markets and the real (i.e., nonfinancial services) economy than corporate lending. Private asset-based finance is estimated to be a $5.2 trillion market globally, significantly larger than the global corporate direct lending market, reflecting an increase of approximately one and a half times from its estimated size in 2007 of $3.0 trillion, and 15% bigger than it was in 2020.2 Over the next five years, the private global ABF market, excluding non-performing loans, or NPLs, and non-core bank assets deemed saleable, is anticipated to grow by nearly 50% from its estimated size of $5.2 trillion today to an estimated size of $7.7 trillion.3 Private asset-based finance includes investments in directly originated assets that derive returns from recurring, often contractual cash flows of large, diversified pools of underlying hard assets (e.g., aircraft and industrial equipment) and financial (e.g., bridge mortgages and auto loans) assets. By pursuing new, underserved and/or mispriced lending opportunities, the issuers of ABF Investments seek to generate uncorrelated returns for investors at a meaningful premium to other forms of private and traded credit.

____________________________________________
2Source: Integer Advisors and KKR Credit research estimates on latest available data as of September 30, 2022, sourced from country-specific official / trade bodies as well as company reports. Represents the global stock of private financial assets originated and held by non-banks, related to household (including mortgages) and business credit. Excludes loans securitized or sold to agencies and assets acquired in capital markets or through other secondary/ syndicated channels.

3Source: Integer Advisors estimates based on data from the Financial Stability Board and the European Banking Authority, as of October 31, 2022. There can be no assurance that future market developments will be consistent with KKR’s outlook and expectations as discussed above or that the Company will generate returns for investors

To identify and assess ABF Investment themes and their related opportunity sets, KKR Credit will seek to leverage market intelligence and data gathered from around KKR Credit and its affiliates, including from the current portfolio at KKR of more than 100 private equity portfolio companies and over 1,200 traded credit holdings, in areas such as global macro-economics, demographic and industrial trends and new technology. Examples of our current investment themes include the Demand/Supply Imbalance in Housing, Digital Economy / “FinTech”, and Bank Capital Inefficiency. In addition, themes that are developed in one geographic region can be applied in other regions. In these instances, KKR Credit expects to use its global footprint and local offices to help a lending business expand and apply its lending model beyond its home market. Using industry relationships developed since KKR’s founding more than 45 years ago with corporate executives, board members and industry advisors, we will proactively pursue investments within our ABF Investment strategy that seek to harness pockets of inefficiency in lending markets and achieve differentiated investment outcomes.
Potential Competitive Strengths
We believe that we offer investors the following potential competitive strengths:
Large, scalable, global platform with seasoned investment professionals
We believe that the breadth and depth of the experience of the Adviser and its affiliates, which are dedicated to sourcing, structuring, executing, monitoring and harvesting a broad range of private investments, provide us with a significant competitive advantage in sourcing and analyzing attractive investment opportunities. Our investment platform is supported by approximately 160 dedicated investment professionals at KKR Credit globally. We also benefit from the expertise, network and resources of KKR & Co., which has approximately 700 investment professionals globally. The individual members of these teams have diverse investment backgrounds, with prior experience at investment banks, commercial banks, other asset managers and operating companies. We believe this diverse experience provides an in-depth understanding of the strategic, financial and operational challenges and opportunities of middle-market companies.
Utilization of long-standing relationships and international capital market capabilities to source investments
The Adviser and its affiliates have worked diligently over many years to build strategic relationships with private equity firms, banks and trading desks globally. Our and our affiliates’ long history of serving as a reliable financing partner to middle-market sponsors, even during periods of significant market dislocation, has enhanced our reputation. We believe that our network of relationships will continue to produce attractive investment opportunities.
The Adviser also leverages the intellectual capital, industry experience and global network of KKR & Co.’s Capital Markets franchise to support the origination of new private credit investment opportunities. Through KKR & Co.’s Capital Markets franchise, the Adviser benefits from expanded sources of deal flow, real-time market intelligence on pricing trends and continuous dialogue with issuers and sponsors to provide holistic financing solutions to current and prospective portfolio companies. In addition, KKR & Co.’s Capital Markets franchise gives us the ability to access and originate larger transactions and enhances the Adviser’s ability to manage risk.
Focus on larger middle-market companies and customized one-stop credit solutions
We are focused on providing customized credit solutions to private upper middle-market companies, which we generally define as companies with annual EBITDA of at least $50 million at the time of our investment. Based on its size and scale, the KKR Credit platform is able to originate, commit to and hold positions in excess of $1 billion in a given transaction. This size allows us to serve in the lead financing role for certain larger middle-market companies with more than $150 million in EBITDA. Year to date as of September 30, 2023, the KKR Credit platform deployed approximately $4.1 billion in Global Direct Lending and Asset-Based Finance Investments, almost entirely focused on the upper end of the middle market.
We believe our ability to underwrite an entire transaction provides financial sponsors and companies with a greater degree of financing certainty and further enhances our competitive position. The KKR Credit platform also offers a variety of financing structures and has the flexibility to structure investments to meet the needs of companies. Finally, we believe that the upper end of the middle market is less competitive as fewer lenders have the requisite size and scale to provide holistic solutions for these companies.
Long-term investment horizon
Our long-term investment horizon gives us great flexibility, which we believe allows us to maximize returns on our investments. Unlike most private equity and venture capital funds, as well as many private debt funds, we are not required to return capital to our shareholders once we exit a portfolio investment. We believe that freedom from such capital return requirements, which allows us to invest using a longer-term focus, provides us with the opportunity to increase total returns on invested capital, compared to other private company investment vehicles.
Disciplined, income-oriented investment philosophy

The Adviser employs a defensive investment approach focused on long-term credit performance and principal protection. This investment approach involves a multi-stage selection process for each investment opportunity, as well as ongoing monitoring of each investment made, with particular emphasis on early detection of deteriorating credit conditions at portfolio companies which would result in adverse portfolio developments. This strategy is designed to maximize current income and minimize the risk of capital loss while maintaining the potential for long-term capital appreciation.
Investment expertise across all levels of the corporate capital structure
The Adviser believes that its broad expertise and experience investing at all levels of a company’s capital structure enable us to manage risk while affording us the opportunity for significant returns on our investments. We attempt to capitalize on this expertise in an effort to produce and maintain an investment portfolio that will perform in a broad range of economic conditions.
Exposure to underserved, hard-to-access, and mispriced assets through asset-based finance opportunities
The Adviser believes that there is an expansive and growing opportunity within the private asset-based finance space, including opportunities across the aircraft, consumer finance, auto and equipment finance sectors, among others. The Adviser will seek to identify investments with strong collateral and downside protection, a low correlation to the broader markets and equity-like upside potential.
The Adviser anticipates growth in the private global asset-based finance market. As global economies emerge and recover from the outbreak of the novel strain of coronavirus, or COVID-19, we expect the associated rebound in demand for credit to be confronted by renewed constraints on the supply of debt capital by traditional bank lenders as the global banking system retrenches to work with its largest borrowers and contends with growing non-performing loan balances and renewed demands for lending restraint from financial regulators. In addition, we anticipate competition from other non-bank lenders will diminish. In particular, we expect that weaker, non-bank market participants in each segment, such as certain investment funds or specialty lenders, will either permanently exit the asset-based finance market or be forced to contract their lending activity due to inadequate capitalization or an inability to secure asset-based financing from risk-averse banks which, as noted above, we expect to refocus their attention on larger, more established businesses like KKR Credit.
The Adviser generally expects to focus on ABF Investment opportunities where KKR Credit has, in its opinion, a distinct competitive advantage through one or more of the following:
•     Proprietary sourcing through KKR’s extensive global network.
•     Underwriting and structuring capabilities aided by industry intelligence from KKR’s Private Markets business (including the Private Equity, Energy, Infrastructure and Real Estate teams) and KKR Credit’s Leveraged Credit business (including teams focused on our traded Senior Loan and High Yield Bond strategies).
•     Local market access and expertise accessed through regional teams based in KKR’s 25 offices globally.
•     Access to a KKR’s robust senior adviser and industry advisor consultant network for strategic insights and operational leadership.4
Maintenance of portfolio diversification
In addition to focusing our investments in private middle-market companies, we seek to invest across various industries. The Adviser monitors our investment portfolio to ensure we have acceptable industry balance, using industry and market metrics as key indicators. By monitoring our investment portfolio for industry balance, we seek to reduce the effects of economic downturns associated with any particular industry or market sector. Notwithstanding our intent to invest across a variety of industries, we may from time to time hold securities of a single portfolio company that comprise more than 5.0% of our total assets and/or more than 10.0% of the outstanding voting securities of the portfolio company. For that reason, we are classified as a non-diversified management investment company under the 1940 Act.

____________________________________________
4KKR’s senior advisors and industry advisors are engaged as consultants and are not employees of KKR or the Adviser. These third-party consultants provide, among other things, additional operational and strategic insights into KKR’s investments. While they are not employees of KKR or the Adviser, the senior advisors and industry advisors are permitted to serve on the boards of portfolio companies, assist KKR in evaluating individual investment opportunities and support the operations of KKR portfolio companies. For a list of KKR’s current senior advisors please refer to: http://www.kkr.com/our-firm/team.

Investment Strategy
As set forth above, once we have invested a substantial amount of proceeds from the Private Offering, under normal circumstances and after we ramp up our portfolio, we expect that we will invest at least 60% of our total assets (net assets plus borrowings for investment purposes) in first lien, senior secured loans of private middle-market U.S. companies. When identifying prospective portfolio companies, we expect to focus primarily on the attributes set forth below, which we believe will help us generate higher total returns with an acceptable level of risk. While these criteria provide general guidelines for our investment decisions, if we believe the benefits of investing are sufficiently strong, not all of these criteria necessarily will be met by each portfolio company in which we choose to invest. These attributes are:
•     Leading, defensible market positions. We seek to invest in companies that have developed strong competitive positions within their respective markets and exhibit the potential to maintain sufficient cash flows and profitability to service our debt in a range of economic environments. We seek companies that can protect their competitive advantages through scale, scope, customer loyalty, product pricing or product quality versus their competitors, thereby minimizing business risk and protecting profitability.
•     Investing in stable companies with positive cash flow. We seek to invest in established, stable companies with strong profitability and cash flows. Such companies, we believe, are well-positioned to maintain consistent cash flow to service and repay our loans and maintain growth in their businesses or market share. We do not intend to invest to any significant degree in start-up companies, turnaround situations or companies with speculative business plans.
•     Proven management teams. We focus on companies that have experienced management teams with an established track record of success. We typically prefer our portfolio companies to have proper incentives in place, which may include non-cash and performance-based compensation, to align management’s goals with ours.
•     Private asset-based finance markets. With respect to our asset-based finance strategy, we focus principally on investments in directly originated, private credit investments that provide the opportunity for income and capital-appreciation while mitigating the probability and severity of capital-loss through a focus on downside protection and other structural solutions. Our ABF Investments will be comprised primarily of private asset-based finance investments, which derive returns from recurring, often contractual cash flows of large, diversified pools of underlying hard and financial assets.
•     Private equity sponsorship. Often we seek to participate in transactions sponsored by what we believe to be sophisticated and seasoned private equity firms. The Adviser believes that a private equity sponsor’s willingness to invest significant sums of equity capital into a company is an endorsement of the quality of the investment opportunity. Further, by co-investing with such experienced private equity firms which commit significant sums of equity capital ranking junior in priority of payment to our debt investments, we may benefit from the due diligence review performed by the private equity firm, in addition to our own due diligence review. Further, strong private equity sponsors with significant investments at risk may have both the ability and incentive to contribute additional capital in difficult economic times should operational or financial issues arise, which could provide additional protections for our investments.
•     Allocation among various issuers and industries. We seek to allocate our portfolio broadly among issuers and industries, thereby attempting to reduce the risk of a downturn in any one company or industry having a disproportionate adverse impact on the value of our portfolio.
•     Viable exit strategy. While we attempt to invest in securities that may be sold in a privately negotiated OTC market, providing us a means by which we may exit our positions, we expect that a large portion of our portfolio may not be sold on this secondary market. For any investments that are not able to be sold within this market, we focus primarily on investing in companies whose business models and growth prospects offer attractive exit possibilities, including repayment of our investments, an initial public offering of equity securities, a merger, a sale or a recapitalization, in each case with the potential for capital gains.
Investment Types
We will primarily focus on the following investment types. We may also invest, to a lesser extent, in syndicated loans, which will generally be liquid, and may be used for the purposes of maintaining liquidity for our discretionary share repurchase program and cash management, while also presenting an opportunity for attractive investment returns.
First Lien, Senior Secured Loans
First lien, senior secured loans are situated at the top of a company’s capital structure. Because these loans generally have priority in payment, they carry the least risk among all investments in a firm. Generally, our first lien, senior secured loans are expected to have maturities of three to seven years, offer some form of amortization, and have first priority security interests in the assets of the borrower. Generally, we expect that the interest rate on our first lien, senior secured loans typically will have variable rates over a standard benchmark, such as the prime rate or the Secured Overnight Financing Rate, or SOFR.
Senior Secured Bonds
Senior secured bonds are generally secured by collateral on a senior, pari passu or junior basis with other debt instruments in an issuer’s capital structure and have similar maturities and covenant structures as senior secured loans. Generally, we expect these investments to carry a fixed rate.
Investments in Asset-Based Finance Opportunities
We intend to invest up to 30% of our total assets (net assets plus borrowings for investment purposes) in ABF Investments through joint ventures, investment platforms, private investment funds or other business entities that provide one or more of the following services: origination or sourcing of potential investment opportunities, due diligence and negotiation of potential investment opportunities and/or servicing, development and management (including turnaround) and disposition of investments. Depending on the specific opportunity, such investments may be executed as portfolio acquisitions (i.e., direct acquisition or financing of income-generating assets), platform investments (i.e., mezzanine debt or equity investments in new or existing ABF origination platforms and servicing businesses established by KKR), or structured investments (i.e., customized financial contracts backed by a discrete stream of cash flows). Such investments may be in or alongside existing or newly formed operators, consultants and/or managers that pursue such opportunities and may or may not include capital and/or assets contributed by third party investors. Such investments may include opportunities to direct-finance physical assets, such as airplanes and ships, and/or operating assets, such as financial service entities, as opposed to investment securities, or to invest in origination and/or servicing platforms directly. These ABF Investment opportunities are expected to offer mezzanine-like structural downside protection as well as asset collateral, and equity-like upside that can be achieved through appreciation at the asset-level or, in the case of platforms, through growth of the enterprise value. Key areas of focus include aircraft, real estate and consumer finance.
The Adviser organizes the asset-based finance market into four segments – Consumer/Mortgage Finance, Hard Assets, Small-Medium Enterprise and Contractual Cash Flows – and will seek to construct a varied ABF Investment portfolio within these segments. While variation is a goal, there are no pre-determined allocations of investments across these segments and investment decisions will be based on the Adviser’s assessment of relative value and market attractiveness at the time of investment. Further information about sectors within these segments and select investment themes are summarized in the following table and detailed further below.
Asset-Based Finance: We Build Our ABF Investment Theses Around Broad Themes in Four Market Segments
ABF Investment Market Segment Detail:
•     Consumer / Mortgage Finance: Within this large and diverse market segment, the Adviser’s focus will be identifying attractive opportunities within areas of consumer lending where either the collateral is non-standard (for example, used cars, properties in need of light refurbishment prior to a sale) or where borrowers, while creditworthy, do not have easy access to bank credit (for example, self-employed individuals, students).

•     Hard Assets: Prior to the Great Financial Crisis, bank balance sheets were significant investors in hard assets such as real estate and aircraft-related debt. After the Great Financial Crisis, new capital requirements and regulations under the U.S. Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, have shifted banks’ focus from owning these assets to extending senior financing against them.
•     Small Mid-Sized Enterprise, or SME, Finance: SMEs worldwide have struggled to find efficient financing sources to support their growth as banks have curtailed lending activity to this segment in the face of regulatory pressure post the Great Financial Crisis, including in the form of Basel IV and IFRS 9, and have struggled to serve them efficiently. Our objective in this area is to find attractive, risk-adjusted returns within the secured SME lending segment, through SME financing secured by specific assets such as inventory, equipment, receivables or real estate.
•     Contractual Cash Flow: The Contractual Cash Flows sector in which our ABF Investments will invest primarily consists of passive investments backed by cash-flow producing assets such as intellectual property, royalty streams and customized financial contracts. Intellectual property and royalty financing is particularly relevant in industries like Media and Healthcare. While such rights can create the predictable, long-term cash flow streams attractive to banks, borrowers often struggle to obtain bank financing due to the non-standard nature of the assets (for example, music, films, pharmaceutical royalties) that do not fit within approved bank capital frameworks. It also includes financing secured by financial contracts typically in the insurance and financial asset servicing sectors where KKR has made investments. We believe that this asset-based finance segment is a natural opportunity set for non-bank lenders. In more limited cases, the Company’s ABF Investments which invest in Contractual Cash Flows will be actively managed.
The Company’s ABF Investments are generally originated through KKR Credit’s direct, proprietary relationships, advisor networks, sponsor coverage, KKR’s global investment capabilities and resources, and banks and intermediaries. We treat each new ABF Investment opportunity as a unique opportunity. As such, the type of diligence and underwriting performed on each investment opportunity is evaluated on a case-by-case basis. For ABF Investments, we perform detailed analysis into the performance of the underlying assets.
However, the form of investment is typically highly structured with bespoke cash flow waterfalls and asset performance triggers that require additional analysis. This includes stressing the structure by applying different asset performance deterioration scenarios and determining at what level our investment would be impaired. We proxy this to historical periods of distress to ensure that we have a reasonable margin of safety. Nearly all of these types of transactions include asset performance triggers, which will divert cash flow from the assets depending on the severity of the performance stress. This can have a meaningful impact on return even if we expect to eventually receive our full basis back and is carefully considered. The Adviser also leverages KKR Credit’s Derivatives and Liability Management team to provide active liability management for ABF Investments, driven by detailed analyses of all components of financing facilities, including: review of existing terms in light of recent market moves; quarterly collateral reviews, including evaluation of effective leverage by the lender; and frequent KKR Credit analyst discussions with the lender.
Subordinated Debt
In addition to first lien, senior secured loans and senior secured bonds, we may, to a lesser extent, invest a portion of our assets in subordinated debt. Subordinated debt investments usually rank junior in priority of payment to senior debt and are often unsecured, but are situated above preferred equity and common equity in the capital structure. In return for their junior status compared to senior debt, subordinated debt investments typically offer higher returns through both higher interest rates and possible equity ownership in the form of warrants, enabling the lender to participate in the capital appreciation of the borrower. These warrants typically require only a nominal cost to exercise. We will generally target subordinated debt with interest-only payments throughout the life of the security, with the principal due at maturity. Typically, subordinated debt investments have maturities of five to ten years. Generally, we expect these securities to carry a fixed rate, or a floating current yield over a standard benchmark. In addition, we may receive additional returns from any warrants we may receive in connection with these investments. In some cases, a portion of the total interest may accrue or be paid-in-kind, or PIK.
Equity and Equity-Related Securities
While we intend to maintain our focus on investments in debt securities, from time to time, when we see the potential for extraordinary gain, or in connection with securing particularly favorable terms in a debt investment, we may enter into investments in preferred or common equity, typically in conjunction with a private equity sponsor we believe to be sophisticated and seasoned. In addition, we may receive the right to make equity investments in a portfolio company whose debt securities we hold in connection with the next equity financing round for that company. This right may provide us with the opportunity to further enhance our returns over time through equity investments in our portfolio companies. In addition, we may hold equity-related securities, such as rights and warrants that may be converted into or exchanged for common stock or other equity or the cash value of common stock or other equity, generally obtained in conjunction with one of our debt investments or through a co-investment with a financial sponsor, such as an institutional investor or private equity firm. In the future, we may achieve liquidity through a merger or acquisition of a portfolio company, a public offering of a portfolio company’s stock or by exercising our right, if any, to require a portfolio company to repurchase the equity-related securities we hold.
Convertible Securities
We may invest in convertible securities, such as bonds, debentures, notes, preferred stocks or other securities that may be converted into, or exchanged for, a specified amount of common stock of the same or different issuer within a particular period of time at a specified price or formula.
Non-U.S. Securities
We may invest in non-U.S. securities, which may include securities denominated in U.S. dollars or in non-U.S. currencies and securities of companies in emerging markets, to the extent permitted by the 1940 Act.
Structured Products
We may invest in structured products, which may include collateralized debt obligations, collateralized bond obligations, collateralized loan obligations, structured notes and credit-linked notes. The issuers of such investment products may be structured as trusts or other types of pooled investment vehicles. Such products may also involve the deposit with or purchase by an entity of the underlying investments and the issuance by that entity of one or more classes of securities backed by, or representing interests in, the underlying investments or referencing an indicator related to such investments.
Derivatives
We may also invest from time to time in derivatives, including total return swaps, interest rate swaps, credit default swaps and foreign currency forward contracts. We anticipate that any use of derivatives would primarily be as a substitute for investing in conventional securities or to hedge potential risk that is identified by the Adviser.
Investments with Third Parties
We may co-invest with third parties through partnerships, joint ventures or other entities, thereby acquiring jointly controlled or non-controlling interests in certain investments in conjunction with participation by one or more third parties in such investment. Such joint venture partners or third-party managers may include former personnel of the Adviser or its affiliates or associated persons.
Cash and Cash Equivalents
We may maintain a certain level of cash or equivalent instruments, including money market funds, to make follow-on investments, if necessary, in existing portfolio companies, for the purposes of maintaining liquidity for our discretionary share repurchase program or to take advantage of new opportunities.
Comparison of Targeted Debt Investments to Corporate Bonds
Loans to private companies are debt instruments that can be compared to corporate bonds to aid an investor’s understanding. As with corporate bonds, loans to private companies can range in credit quality depending on security-specific factors, including total leverage, amount of leverage senior to the security in question, variability in the issuer’s cash flows, the quality of assets securing debt and the degree to which such assets cover the subject company’s debt obligations. As is the case in the corporate bond market, we will require greater returns for securities that we perceive to carry increased risk. The companies in which we invest may be leveraged, often as a result of leveraged buyouts or other recapitalization transactions, and, in many cases, will not be rated by national rating agencies. When our targeted debt investments do carry ratings from a NRSRO, we believe that such ratings generally will be below investment grade (rated lower than “Baa3” by Moody’s or lower than “BBB-” by S&P), which are often referred to as “junk.” To the extent we make unrated investments, we believe that such investments would likely receive similar ratings if they were to be examined by a NRSRO. Compared to below-investment grade corporate bonds that are typically available to the public, our targeted first lien, senior secured loan investments are higher in the capital structure, have priority in receiving payment, are secured by the issuer’s assets, allow the lender to seize collateral if necessary, and generally exhibit higher rates of recovery in the event of default. Corporate bonds, on the other hand, are often unsecured obligations of the issuer.
The market for loans to private companies possesses several key differences compared to the corporate bond market. For instance, due to a possible lack of debt ratings for certain middle-market firms, and also due to the reduced availability of information for private companies, investors must conduct extensive due diligence investigations before committing to an investment. This intensive due diligence process gives the investor significant access to management, which is often not possible in the case of corporate bondholders, who rely on underwriters, debt rating agencies and publicly available information for due diligence reviews and monitoring of corporate issuers. While holding these investments, private debt investors often receive monthly or quarterly updates on the portfolio company’s financial performance, along with possible representation on the company’s board of directors, which allows the investor to take remedial action quickly if conditions happen to deteriorate.
Due to reduced liquidity, the relative scarcity of capital and extensive due diligence and expertise required on the part of the investor, we believe that private debt securities typically offer higher returns than corporate bonds of equivalent credit quality.
Investment Process
The investment professionals employed by the Adviser or its affiliates have spent their careers developing the resources necessary to invest in private companies. Our current transaction process is highlighted below.
Our Transaction Process

Sourcing
The relationships of the Adviser and its affiliates provide us with access to a robust and established pipeline of investment opportunities sourced from a variety of different investment channels, including private equity sponsors, non-sponsored corporates, financial advisors, banks, brokers and family offices.
Evaluation
Screening. Once a potential investment has been identified, the Adviser screens the opportunity and makes a preliminary determination concerning whether to proceed with a more comprehensive deal-level due diligence review.
Pipeline/Risk Update. Upon review of the full deal pipeline, the Adviser raises key risks and issues to determine whether or not an investment meets our basic investment criteria and offers an acceptable probability of attractive returns with identifiable downside risk. The objective is for the Adviser to identify a suitable and attractive opportunity for a more comprehensive due diligence review based on the facts and circumstances surrounding the investment.
Deal-level Q&A: After an investment has been identified and preliminary due diligence has been completed, screening memos and a credit research analysis is prepared. These reports are reviewed by the Adviser’s Investment Committee to discuss key diligence and structuring issues. Following the Adviser’s review, the Investment Committee will complete any incremental due diligence prior to formal Investment Committee approval. Though each transaction may involve a somewhat different approach, the Adviser’s diligence of each opportunity could include:
•     a full operational analysis to identify the key risks and opportunities of the target’s business, including a detailed review of historical and projected financial results;
•     a detailed analysis of industry dynamics, competitive position, regulatory, tax and legal matters;
•     on-site visits, if deemed necessary;
•     background checks to further evaluate management and other key personnel;
•     a review by legal and accounting professionals, environmental or other industry consultants, if necessary;
•     financial sponsor due diligence, including portfolio company and lender reference checks, if necessary; and
•     a review of management’s experience and track record.
Execution
Following any incremental due diligence, the Investment Committee is presented with a formal recommendation for approval. Once the Investment Committee has determined that the portfolio company is suitable for investment, the Adviser works with the management team of the prospective company to finalize the structure and terms of the investment. We believe that structuring transactions appropriately is a key factor to producing strong investment results. Accordingly, we will actively consider transaction structures and seek to process and negotiate terms that provide the best opportunities for superior risk-adjusted returns.

Post-Investment Monitoring
Portfolio Monitoring. The Adviser monitors our portfolio with a focus toward anticipating negative credit events. To maintain portfolio company performance and help to ensure a successful exit, the Adviser works closely with, as applicable, the lead equity sponsor, loan syndicator, portfolio company management, consultants, advisers and other security holders to discuss financial position, compliance with covenants, financial requirements and execution of the company’s business plan. In addition, depending on the size, nature and performance of the transaction, we may occupy a seat or serve as an observer on a portfolio company’s board of directors or similar governing body.
Typically, the Adviser receives financial reports detailing operating performance, sales volumes, cost of goods sold, operating expenses, operating margins, cash flows, financial position and other key operating metrics on a quarterly basis from our portfolio companies. The Adviser uses this data, combined with due diligence gained through contact with the company’s customers, suppliers, competitors, market research and other methods, to conduct an ongoing, rigorous assessment of the company’s operating performance and prospects.
In addition to various risk management and monitoring tools, the Adviser uses an investment rating system to characterize and monitor the expected level of returns on each investment in our portfolio. The Adviser uses an investment rating scale of 1 to 4. The following is a description of the conditions associated with each investment rating:

Investment Rating	Summary Description
1	Performing Investment – generally executing in accordance with plan and there are no concerns about the portfolio company’s performance or ability to meet covenant requirements.

2	Performing investment – no concern about repayment of both interest and our cost basis but company’s recent performance or trends in the industry require closer monitoring.

3	Underperforming investment – some loss of interest or dividend possible, but still expecting a positive return on investment.

4	Underperforming investment – concerns about the recoverability of principal or interest.
Valuation Process. We expect to determine the NAV for our Common Shares at least quarterly or, following the launch of the monthly closings to Upfront Cash Payment Investors, each month as of the last day of each calendar month. The NAV per share for each class of Common Shares is determined by dividing the value of total assets attributable to the class minus liabilities attributable to the class by the total number of Common Shares outstanding of the class at the date as of which the determination is made. We will use the valuation procedures set forth in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates – Valuation of Portfolio Investments and Determination of Net Asset Value” in order to determine our NAV, as applied by the Adviser as our valuation designee under Rule 2a-5 under the 1940 Act.
The Board is responsible for overseeing the valuation of our portfolio investments at fair value as determined in good faith pursuant to the Adviser’s valuation policy. As permitted by Rule 2a-5 of the 1940 Act, the Board has designated the Adviser as our valuation designee with day-to-day responsibility for implementing the portfolio valuation process set forth in the Adviser’s valuation policy. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates – Valuation of Portfolio Investments and Determination of Net Asset Value.”
Managerial Assistance. As a BDC, we must offer, and provide upon request, managerial assistance to certain of our portfolio companies. This assistance could involve, among other things, monitoring the operations of our portfolio companies, participating in board and management meetings, consulting with and advising officers of portfolio companies and providing other organizational and financial guidance. Depending on the nature of the assistance required, the Adviser will provide such managerial assistance on our behalf to portfolio companies that request this assistance. To the extent fees are paid for these services, we, rather than the Adviser, will retain any fees paid for such assistance.
Exit
While we attempt to invest in securities that may be sold in a privately negotiated OTC market, providing us a means by which we may exit our positions, we expect that a large portion of our portfolio may not be sold on this secondary market. For any investments that are not able to be sold within this market, we focus primarily on investing in companies whose business models and growth prospects offer attractive exit possibilities, including repayment of our investments, an initial public offering of equity securities, a merger, a sale or a recapitalization, in each case with the potential for capital gains to the extent we maintain an equity interest in the underlying portfolio company.
Environmental, Social and Governance, or ESG, Policy

The Adviser generally integrates material ESG considerations alongside traditional factors in the investment decision-making process. The Adviser considers such material ESG considerations to be those issues that it, in its sole discretion, determines have—or have the potential to have a substantial impact on an organization’s ability to create or preserve economic value. The Adviser applies proprietary criteria to assess potential financial and reputational risks to issuers. Examples of criteria the Adviser may consider in conducting this assessment include, without limitation, a carbon score based on the industry in which the company operates, environmental management, social management, diversity and inclusion, sponsor reputation, financial controls, committed management, organizational structure and litigation issues. An investment’s ESG considerations are assessed, monitored and re-evaluated on an ongoing basis. The identification of a risk related to one or more ESG considerations will not necessarily exclude a particular investment that, in the Adviser’s view, is otherwise suitable and attractively priced for investment. The Adviser may utilize data sources provided by third-party vendors and/or engage directly with issuers in assessing ESG issues.
While the Adviser may consider ESG factors when making an investment decision, the Company does not pursue an ESG-based investment strategy or limit its investments to those that meet specific ESG criteria or standards. Any reference in this annual report to environmental or social considerations is not intended to qualify the Company’s focus on seeking investments that it believes will generate attractive risk-adjusted returns, and ESG is not a principal investment strategy of the Company.
Risk Management
We will seek to limit the downside potential of our investment portfolio by, among other things:
•     applying our investment strategy guidelines for portfolio investments;
•     requiring a total return on investments (including both interest and potential appreciation) that adequately compensates us for credit risk;
•     allocating our portfolio among various issuers and industries, size permitting, with an adequate number of companies, across different industries, with different types of collateral; and
•     negotiating or seeking debt investments with covenants or features that protect us while affording portfolio companies flexibility in managing their businesses consistent with preservation of capital, which may include affirmative and negative covenants, default penalties, lien protection, change of control provisions and board rights.
We may also enter into interest rate hedging transactions at the sole discretion of the Adviser. Such transactions will enable us to selectively modify interest rate exposure as market conditions dictate.
Affirmative Covenants
Affirmative covenants require borrowers to take actions that are meant to ensure the solvency of the company, facilitate the lender’s monitoring of the borrower, and ensure payment of interest and loan principal due to lenders. Examples of affirmative covenants include covenants requiring the borrower to maintain adequate insurance, accounting and tax records, and to produce frequent financial reports for the benefit of the lender.
Negative Covenants
Negative covenants impose restrictions on the borrower and are meant to protect lenders from actions that the borrower may take that could harm the credit quality of the lender’s investments. Examples of negative covenants include restrictions on the payment of dividends and restrictions on the issuance of additional debt without the lender’s approval. In addition, certain covenants restrict a borrower’s activities by requiring it to meet certain earnings interest coverage ratio and leverage ratio requirements. These covenants are also referred to as financial or maintenance covenants.
Allocation of Investment Opportunities
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
In an order dated January 5, 2021, the SEC granted exemptive relief, or the Co-Investment Exemptive Order, that will permit us, subject to the satisfaction of certain conditions, to co-invest in certain privately negotiated investment transactions, including investments originated and directly negotiated by the Adviser or KKR Credit, with our co-investment affiliates. We believe this relief enhances our ability to further our investment objectives and strategy. We believe this relief may also increase favorable investment opportunities for us in part by allowing us to participate in larger investments, together with our co-investment affiliates, than would be available to us if such relief had not been obtained.

The Adviser and its affiliates will simultaneously provide investment advisory services to other affiliated entities, including FS KKR Capital Corp., or FSK, and KKR FS Income Trust Select, or K-FITS. The Adviser may determine that it is appropriate for the Company and one or more other investment accounts managed by the Adviser or any of its affiliates to participate in an investment opportunity. To the extent the Company makes co-investments with investment accounts managed by the Adviser or its affiliates, these co-investment opportunities may give rise to conflicts of interest or perceived conflicts of interest among the Company and the other participating accounts. In addition, conflicts of interest or perceived conflicts of interest may also arise in determining which investment opportunities should be presented to the Company and other participating accounts.
To mitigate these conflicts, the Adviser will seek to execute such transactions on a fair and equitable basis and in accordance with its allocation policies, taking into account various factors, which may include: the source of origination of the investment opportunity; investment objectives and strategies; tax considerations; risk, diversification or investment concentration parameters; characteristics of the security; size of available investment; available liquidity and liquidity requirements; regulatory restrictions; and/or such other factors as may be relevant to a particular transaction.
As the Adviser and affiliates of KKR Credit and FS Investments currently serve as the investment adviser to other entities and accounts, it is possible that some investment opportunities will be provided to such other entities and accounts rather than the Company.
Competition
Our primary competitors for investments include other BDCs and investment funds (including private equity funds, mezzanine funds and CLO funds). In addition, alternative investment vehicles, such as hedge funds, have begun to invest in areas in which they have not traditionally invested, including making investments in middle-market private U.S. companies. We also compete with traditional financial services companies such as commercial banks. We believe we will be able to compete with these entities for financing opportunities on the basis of, among other things, the experience of the Adviser and its affiliates.
Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, some competitors may have a lower cost of capital and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments than we have and may not be subject to the regulatory restrictions that the 1940 Act imposes on us as a BDC or the restrictions that the Code imposes on us as a RIC. These characteristics could allow our competitors to consider a wider variety of investments, establish more relationships and offer better pricing and more flexible structuring than us.
Management Agreements
Investment Advisory Agreement
Pursuant to the Advisory Agreement, the Adviser provides us with investment advisory services necessary for the Company’s business. Under the Advisory Agreement, the Company pays the Adviser fees for investment management services consisting of a base management fee, or the Base Management Fee, and an incentive fee, or the Incentive Fee, in each case commencing on and after the BDC Election Date. The Adviser has agreed to waive the Base Management Fee and the Subordinated Incentive Fee on Income (as defined below) through March 31, 2025, or the Advisory Fee Waiver Period.
Under the terms of the Advisory Agreement, the Adviser is responsible for the following:
•     determining the composition and allocation of our investment portfolio, the nature and timing of any changes therein and the manner of implementing such changes;
•     identifying, evaluating and negotiating the structure of the investments we make;
•     executing, monitoring and servicing our investments;
•     placing orders with respect to, and arranging for, any investment by us;
•     determining the securities and other assets that we purchase, retain, or sell;
•     performing due diligence on prospective portfolio companies; and
•     providing us with such other investment advisory, research and related services as we may, from time to time, reasonably require for the investment of our funds.
The Adviser’s services under the Advisory Agreement are not exclusive, and it is free to furnish similar services to other entities, and it intends to do so, so long as its services to us are not impaired.

Compensation of Adviser
We pay the Adviser a fee for its services under the Advisory Agreement consisting of two components: the Base Management Fee and the Incentive Fee. The cost of both the Base Management Fee and the Incentive Fee will ultimately be borne by the shareholders.
The Adviser may agree to temporarily or permanently waive, in whole or in part, the Base Management Fee and/or the Incentive Fee for additional periods in the future. Prior to the payment of any fee to the Adviser, the Company will obtain written instructions from the Adviser with respect to any waiver or deferral of any portion of such fees. Any portion of a deferred fee payable to the Adviser and not paid over to the Adviser with respect to any month, calendar quarter or year shall be deferred without interest and may be paid over in any such other month prior to the termination of the Advisory Agreement, as the Adviser may determine upon written notice to the Company.
Base Management Fee
Commencing on and after the BDC Election Date, the Base Management Fee is calculated at an annual rate of 1.25% of the Company’s average monthly net assets. The Base Management Fee is payable quarterly in arrears, and is calculated based on the average monthly value of the Company’s net assets during the most recently completed calendar quarter. For purposes of the Advisory Agreement, “net assets” means the Company’s total assets less liabilities determined on a consolidated basis in accordance with accounting principles generally accepted in the United States, or GAAP. All or any part of the Base Management Fee not taken as to any quarter will be deferred without interest and may be taken in such other quarter as the Adviser determines. For the avoidance of doubt, no Base Management Fee shall be paid for any period occurring prior to the BDC Election Date.
The Adviser has agreed to waive the Base Management Fee during the Advisory Fee Waiver Period.
Incentive Fee
The Incentive Fee consists of two components that are independent of each other, with the result that one component may be payable even if the other is not. A portion of the incentive fee is based on a percentage of our income and a portion is based on a percentage of our capital gains, each as described below.
Incentive Fee Based on Income
The first part of the Incentive Fee, referred to as the “Subordinated Incentive Fee on Income,” is calculated and payable quarterly in arrears, commencing with the first full calendar quarter after the BDC Election Date, based on the Company’s “Pre-Incentive Fee Net Investment Income” for the immediately preceding quarter (or portion thereof with respect to the quarter in which the BDC Election Date occurs). The payment of the Subordinated Incentive Fee on Income is subject to a quarterly hurdle rate, or the Hurdle Rate, expressed as a rate of return on the value of the Company’s net assets at the end of the most recently completed calendar quarter, of 1.25% (5.0% annualized), subject to a “catch-up” feature (as described below).
“Pre-Incentive Fee Net Investment Income” means interest income, dividend income and any other income (including any other fees, other than fees for providing managerial assistance, such as commitment, origination, structuring, diligence and consulting fees or other fees that the Company receives from portfolio companies) accrued during the calendar quarter, minus the Company’s operating expenses for the quarter (including the Base Management Fee, expenses reimbursed to the Adviser under the Administration Agreement and any interest expense and dividends paid on any issued and outstanding preferred stock, but excluding the Incentive Fee and any shareholder servicing and/or distribution fees). Pre-Incentive Fee Net Investment Income includes, in the case of investments with a deferred interest feature (such as original issue discount debt instruments with payment-in-kind interest and zero coupon securities), accrued income that the Company has not yet received in cash. Pre-Incentive Fee Net Investment Income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation.
We will pay the Adviser a Subordinated Incentive Fee on Income quarterly in arrears with respect to our Pre-Incentive Fee Net Investment Income in each calendar quarter as follows:
•     No Subordinated Incentive Fee on Income will be payable to the Adviser in any calendar quarter in which the Company’s Pre-Incentive Fee Net Investment Income does not exceed the Hurdle Rate;
•     100% of dollar amount of the Company’s Pre-Incentive Fee Net Investment Income, if any, that exceeds the Hurdle Rate but is less than or equal to 1.43% in any calendar quarter (5.72% annualized) will be payable to the Adviser. This portion of the Company’s Subordinated Incentive Fee on Income that exceeds the Hurdle Rate but is less than or equal to 1.43% is referred to as the “catch-up” and is intended to provide the Adviser with an incentive fee of 12.5% on all of the Company’s Pre-Incentive Fee Net Investment Income when the Company’s Pre-Incentive Fee Net Investment Income reaches 1.43% (5.72% annualized) on net assets in any calendar quarter; and

•     12.5% of the dollar amount of the Company’s Pre-Incentive Fee Net Investment Income, if any, that exceeds 1.43% (5.72% annualized) on net assets in any calendar quarter will be payable to the Adviser once the Hurdle Rate and catch-up have been achieved (12.5% of the Company’s Pre-Incentive Fee Net Investment Income thereafter will be allocated to the Adviser).
You should be aware that a rise in the general level of interest rates can be expected to lead to higher interest rates applicable to our debt investments. Accordingly, an increase in interest rates would make it easier for us to meet or exceed the incentive fee hurdle rate and may result in a substantial increase of the amount of incentive fees payable to the Adviser with respect to Pre-Incentive Fee Net Investment Income. Because of the structure of the incentive fee, it is possible that we may pay an Incentive Fee in a calendar quarter in which we incur an overall loss taking into account capital account losses. For example, if we receive Pre-Incentive Fee Net Investment Income in excess of the quarterly hurdle rate, we will pay the applicable incentive fee even if we have incurred a loss in that calendar quarter due to realized and unrealized capital losses.
The Adviser has agreed to waive the Subordinated Incentive Fee on Income during the Advisory Fee Waiver Period.
Incentive Fee Based on Capital Gains
The second part of the Incentive Fee, referred to as the “Incentive Fee on Capital Gains,” is an incentive fee on capital gains and will be determined and payable in arrears as of the end of each calendar year (or upon termination of the Advisory Agreement) commencing with the end of the first calendar year in which the BDC Election Date occurs. This fee equals 12.5% of the Company’s incentive fee capital gains, which will equal the Company’s realized capital gains on a cumulative basis from the BDC Election Date, calculated as of the end of the applicable period, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis from the BDC Election Date, less the aggregate amount of any previously paid Incentive Fee on Capital Gains. For purposes of calculating the Incentive Fee on Capital Gains under the Advisory Agreement, the cost basis for any investment as of the BDC Election Date will be deemed to be the most recently determined fair value for such investment as of the BDC Election Date, determined in accordance with the Adviser’s valuation policies and procedures.
On a quarterly basis, we accrue for the capital gains incentive fee by calculating such fee as if it were due and payable as of the end of such period. We will include unrealized gains in the calculation of the capital gains incentive fee expense and related accrued capital gains incentive fee. This accrual will reflect the incentive fees that would be payable to the Adviser if our entire portfolio was liquidated at its fair value as of the balance sheet date even though the Adviser is not entitled to an incentive fee with respect to unrealized gains unless and until such gains are actually realized. In no event will the capital gains incentive fee payable pursuant to the Advisory Agreement be in excess of the amount permitted by the Advisers Act, including Section 205 thereof.
Any of the fees payable to the Adviser under the Advisory Agreement for any partial month or calendar quarter will be appropriately prorated.
Certain Terms of the Advisory Agreement
The Advisory Agreement has been approved by the Board. Unless earlier terminated as described below, the Advisory Agreement will remain in effect for a period of two years from the date it first becomes effective and will remain in effect from year-to-year thereafter if approved annually by a majority of the Board of Trustees or by the holders of a majority of our outstanding voting securities and, in each case, a majority of our trustees who are not parties to the Advisory Agreement or “interested persons” (as defined in the 1940 Act) of any such party.
We may terminate the Advisory Agreement without payment of any penalty upon 60 days’ written notice. The decision to terminate the Advisory Agreement may be made by a majority of the Board of Trustees or the shareholders holding a majority of our outstanding voting securities, which means the lesser of (1) 67% or more of the voting securities present at a meeting if more than 50% of the outstanding voting securities are present or represented by proxy, or (2) more than 50% of the outstanding voting securities. In addition, without payment of any penalty, the Adviser may terminate the Advisory Agreement upon 60 days’ written notice. The Advisory Agreement will automatically terminate within the meaning of the 1940 Act and related SEC guidance and interpretations in the event of its assignment.
The Adviser and any sub-adviser (and their officers, managers, partners, members (and their members, including the owners of their members), agents, employees, controlling persons (as defined in the 1940 Act) and any other person or entity affiliated with, or acting on behalf of, the Adviser or sub-adviser), each, an Indemnified Party and, collectively, the Indemnified Parties, will not be liable to the Company for any action taken or omitted to be taken by any such Indemnified Party in connection with the performance of any of its duties or obligations under the Advisory Agreement or otherwise as an investment adviser of the Company (except to the extent specified in Section 36(b) of the 1940 Act concerning loss resulting from a breach of fiduciary duty (as the same is finally determined by judicial proceedings) with respect to the receipt of compensation for services), and the Company will indemnify, defend and protect the Indemnified Parties and hold them harmless from and against all damages, liabilities, costs and expenses (including reasonable attorneys’ fees and amounts reasonably paid in settlement), or Losses, incurred by the Indemnified Parties in or by reason of any pending, threatened or completed action, suit, investigation or other proceeding (including an action or suit by or in the right of the Company or its security holders) arising out of or otherwise based upon the performance of any of the Indemnified Parties’ duties or obligations under the Advisory Agreement any applicable sub-advisory agreement or otherwise as an investment adviser of the Company, to the extent such Losses are not fully reimbursed by insurance, and to the extent that such indemnification would not be inconsistent with the Declaration of Trust, the bylaws, the laws of the State of Delaware, the 1940 Act or other applicable law.
Notwithstanding anything to the contrary in the Advisory Agreement, the Indemnified Parties will not be protected against, or be entitled or deemed to be entitled to indemnification in respect of, any Losses to the Company or its shareholders to which the Indemnified Parties would otherwise be subject by reason of willful misfeasance, bad faith or gross negligence in the performance of the Adviser’s duties or by reason of the reckless disregard of the Adviser’s duties and obligations under the Advisory Agreement (to the extent applicable, as the same will be determined in accordance with the 1940 Act and any interpretations or guidance by the SEC or its staff thereunder).
In addition, an Indemnified Party will be entitled to advances from the Company for payment of the reasonable expenses (including reasonable counsel fees and expenses) incurred by it in connection with the matter as to which it is seeking indemnification in the manner and to the fullest extent permissible under law. Prior to any such advance, the Indemnified Party must provide to the Company with a written affirmation of its good faith belief that the standard of conduct necessary for indemnification by the Company has been met and a written undertaking to repay any such advance if it should ultimately be determined that the standard of conduct has not been met. In addition, at least one of the following additional conditions must be met: (a) the Indemnified Party provides a security in form and amount acceptable to the Company for its undertaking; (b) the Company is insured against losses arising by reason of the advance; or (c) a majority of a quorum of independent trustees or independent legal counsel, in a written opinion, shall have determined, based on a review of facts readily available to the Company at the time the advance is proposed to be made, that there is reason to believe that the Indemnified Party will ultimately be found to be entitled to indemnification.
Board Approval of the Advisory Agreement
The Board, including a majority of our trustees who are not parties to the Advisory Agreement or “interested persons” (as defined in the 1940 Act) of any such party, approved the Advisory Agreement on October 31, 2022 at an in-person meeting called for that purpose. In preparing for approval of the Advisory Agreement, the Board reviewed a significant amount of information and considered, among other things:
•     the nature, quality and extent of the advisory and other services to be provided to the Company by the Adviser;
•     the proposed investment advisory fee rates to be paid by the Company to the Adviser;
•     the fee structures of comparable externally managed BDCs that engage in similar investing activities;
•     our projected operating expenses and expense ratio compared to BDCs with similar investment objectives;
•     information about the services to be performed and the personnel who would be performing such services under the Advisory Agreement; and
•     the organizational capability and financial condition of the Adviser and its affiliates.
Based on the information reviewed and considered, the Board concluded that the investment advisory fee rates are reasonable in relation to the services to be provided and approved the Advisory Agreement as being in the best interests of our shareholders.
Administration Agreement
Pursuant to the Administration Agreement, the Adviser performs, or oversees or arranges for the performance of, the administrative services necessary or our operations, including the provision of general ledger accounting, fund accounting, legal services, investor relations, certain government and regulatory affairs activities, and other administrative services. The Adviser will also perform, or oversee the performance of, our corporate operations and required administrative services, which includes being responsible for the financial records that we are required to maintain and preparing reports for our shareholders and reports filed with the SEC. In addition, the Adviser will assist us in calculating our NAV, overseeing the preparation and filing of tax returns and the printing and dissemination of reports to our shareholders, and generally overseeing the payment of our expenses and the performance of administrative and professional services rendered to us by others.
Pursuant to the Administration Agreement, we reimburse the Adviser for expenses necessary to perform services related to our administration and operations, including the Adviser’s allocable portion of the compensation and related expenses of certain personnel of KKR Credit and FS Investments providing administrative services to us on behalf of the Adviser. We reimburse the Adviser no less than monthly for all costs and expenses incurred by the Adviser in performing its obligations and providing personnel and facilities under the Administration Agreement. The Adviser allocates the cost of such services to us based on factors such as total assets, revenues, time allocations and/or other reasonable metrics. The Board will review the methodology employed in determining how the expenses are allocated to us and the proposed allocation of administrative expenses among us and certain affiliates of the Adviser. The Board will then assess the reasonableness of such reimbursements for expenses allocated to us based on the breadth, depth and quality of such services as compared to the estimated cost to us of obtaining similar services from third-party service providers known to be available. In addition, the Board will consider whether any single third-party service provider would be capable of providing all such services at comparable cost and quality. Finally, the Board will compare the total amount paid to the Adviser for such services as a percentage of our net assets to the same ratio as reported by other comparable BDCs.
The Administration Agreement may be terminated at any time by either the Company or the Adviser, without the payment of any penalty, upon 60 days’ written notice to the other party.
Payment of Expenses
We have contracted with State Street Bank and Trust Company, or State Street, to provide various accounting and administrative services, including, but not limited to, preparing preliminary financial information for review by the Adviser, preparing and monitoring expense budgets, maintaining accounting and corporate books and records, processing trade information provided by us and performing testing with respect to RIC compliance. The Company pays State Street directly for the costs of such services.
All personnel of the Adviser, when and to the extent engaged in providing investment advisory services under the Advisory Agreement, and the compensation and routine overhead expenses of such personnel allocable to such services, shall be provided and paid for by the Adviser or its affiliates and not by the Company.
The Company, either directly or through reimbursement to the Adviser under the Administration Agreement, shall bear all other costs and expenses of its operations and transactions not specifically assumed by the Adviser pursuant to the Advisory Agreement (and subject to a cap of $1.5 million on organizational expenses to be borne by the Company, above which amount the Adviser has agreed to be responsible for all organizational expenses), including (without limitation):
•     organizational and offering expenses (excluding any shareholder servicing fee);
•     corporate and organizational expenses relating to offerings of the Common Shares and any Preferred Shares, subject to limitations included in the Administration Agreement;
•     the cost of calculating the Company’s NAV for each share class, as applicable, including the cost of any third-party pricing or valuation services;
•     the cost of effecting sales and repurchases of Common Shares and other securities;
•     investment advisory fees;
•     fees payable to third parties including, without limitation, agents, consultants or other advisors, relating to, or associated with, making investments, monitoring investments and valuing investments, including fees and expenses associated with performing due diligence reviews of prospective investments;
•     interest payments on the Company’s debt or related obligations;
•     transfer agent and custodial fees;
•     research and market data (including news and quotation equipment and services, and any computer hardware and connectivity hardware (e.g., telephone and fiber optic lines) incorporated into the cost of obtaining such research and market data);
•     research and market data (including news and quotation equipment and services, and any computer hardware and connectivity hardware (e.g., telephone and fiber optic lines) incorporated into the cost of obtaining such research and market data);
•     fees and expenses associated with marketing efforts;
•     federal and state registration or notification fees;
•     federal, state and local taxes;
•     fees and expenses of trustees not also serving in an executive officer capacity for the Company or the Adviser;
•     costs of proxy statements, shareholders’ reports, notices and other filings;

•     fidelity bond, directors/trustees and officers errors and omissions liability insurance and other insurance premiums;
•     direct costs such as printing, mailing, long distance telephone and staff costs;
•     fees and expenses associated with accounting, corporate governance, independent audits and outside legal costs;
•     costs associated with the Company’s reporting and compliance obligations under the 1940 Act and applicable federal and state securities laws, including compliance with the Sarbanes-Oxley Act of 2002, as amended;
•     all costs of registration and listing the Common Shares or other securities on any securities exchange (if applicable);
•     brokerage commissions for the Company’s investments;
•     all other expenses incurred by the Adviser, any sub-administrator or the Company in connection with administering the Company’s business, including expenses incurred by the Adviser or any sub-administrator in performing administrative services for the Company and administrative personnel paid by the Adviser or any sub-administrator, to the extent they are not controlling persons of the Adviser, any sub-administrator or any of their respective affiliates; and
•     any expenses incurred outside of the ordinary course of business, including, without limitation, costs incurred in connection with any claim, litigation, arbitration, mediation, government investigation or similar proceeding and indemnification expenses as provided for in the Company’s Declaration of Trust or bylaws.
From time to time, the Adviser may defer or waive fees and/or rights to be reimbursed for expenses. All of the foregoing expenses will ultimately be borne by our shareholders.
The Adviser has agreed to advance all of our organization and offering expenses on our behalf (including legal, accounting, printing, mailing, subscription processing and filing fees and expenses and other offering expenses, including costs associated with technology integration between the Company’s systems and those of our participating brokers, reasonable bona fide due diligence expenses of participating brokers supported by detailed and itemized invoices, costs in connection with preparing sales materials and other marketing expenses, design and website expenses, fees and expenses of our transfer agent, fees to attend retail seminars sponsored by participating brokers and costs, expenses and reimbursements for travel (provided that the Company shall not be required to bear the cost of private airfare in excess of comparable first-class/business rates on a commercial airline, if available), meals, accommodations, entertainment and other similar expenses related to meetings or events with prospective investors, brokers, registered investment advisors or financial or other advisors, but excluding the shareholder servicing and/or distribution fee) through a date determined by the Adviser in its discretion. We have no obligation to reimburse the Adviser for such advanced expenses until the initial issuance of Common Shares to non-affiliated investors after commencement of the monthly closings for the Private Offering. At such time, the Adviser may elect to cover such expenses pursuant to the Expense Support Agreement (as defined below). In addition, in no event will the Company bear in excess of $1.5 million in organizational expenses; the Adviser has agreed to be responsible for any organizational expenses in excess of $1.5 million.
Expense Support and Conditional Reimbursement Agreement
The Company has entered into an Expense Support and Conditional Reimbursement Agreement, or Expense Support Agreement, with the Adviser. The Adviser may elect to pay certain of our expenses on our behalf, including, but not limited to, organization and offering expenses and any of our expenses related to investor relations, outside legal counsel and other outside advisors and experts, finance, operations and administration, each, an Expense Payment, provided that no portion of the payment will be used to pay any interest expense or distribution and/or shareholder servicing fees of the Company. Any Expense Payment that the Adviser has committed to pay must be paid by the Adviser to us in any combination of cash or other immediately available funds no later than 90 days after such commitment was made in writing, and/or offset against amounts due from us to the Adviser or its affiliates.
Following any calendar month in which Available Operating Funds (as defined below) exceed the cumulative distributions accrued to the Company’s shareholders based on distributions declared with respect to record dates occurring in such calendar month (the amount of such excess referred to as Excess Operating Funds), the Company will pay such Excess Operating Funds, or a portion thereof, to the Adviser until such time as all Expense Payments made by the Adviser to the Company within three years prior to the last business day of such calendar month have been reimbursed. Any payments required to be made by the Company under the Expense Support Agreement are referred to as a Reimbursement Payment. “Available Operating Funds” means the sum of (i) the Company’s net investment income (excluding organizational and offering costs and extraordinary expenses, taxes (including excise tax) and accrued capital gains incentive fees on unrealized appreciation) and (ii) the Company’s net capital gains.
The amount of the Reimbursement Payment for any calendar month will equal the lesser of (i) the Excess Operating Funds in such month and (ii) the aggregate amount of all Expense Payments made by the Adviser to the Company within three years prior to the last business day of such calendar month that have not been previously reimbursed by the Company to the Adviser; provided that the Adviser may waive its right to receive all or a portion of any Reimbursement Payment in any particular calendar month, in which case such waived amount will remain unreimbursed Expense Payments reimbursable in future months pursuant to the terms of the Expense Support Agreement.
The Company’s obligation to make a Reimbursement Payment will automatically become a liability of the Company on the last business day of the applicable calendar month, except to the extent the Adviser has waived its right to receive such payment for the applicable month. The Reimbursement Payment for any calendar month will be paid by the Company to the Adviser in any combination of cash or other immediately available funds as promptly as possible following such calendar month and in no event later than 90 days after the end of such calendar month.
Either the Company or the Adviser may terminate the Expense Support Agreement at any time, with or without notice, without the payment of any penalty, provided that any Expense Payments that have not been reimbursed by the Company to the Adviser will remain the obligation of the Company following any such termination, subject to the terms of the Expense Support Agreement.
Employees
We do not currently have any employees and do not expect to have any employees. Each of our executive officers described under “Item 10. Directors, Executive Officers and Corporate Governance” is a principal, officer or employee of the Adviser or its affiliates, which manages and oversees our investment operations. In the future, the Adviser may directly retain personnel based upon its needs.
Regulation as a BDC
We have elected to be treated as a BDC under the 1940 Act and intend to elect to be treated, and intend to qualify annually thereafter, as a RIC under Subchapter M of the Code. The 1940 Act contains prohibitions and restrictions relating to transactions between BDCs and their affiliates, principal underwriters and affiliates of those affiliates or underwriters, as described below. A BDC must be organized in the United States for the purpose of investing in or lending to primarily private companies and making significant managerial assistance available to them.
The 1940 Act also requires that a majority of our Board consist of persons other than “interested persons,” as that term is defined in the 1940 Act. In addition, the 1940 Act provides that we may not change the nature of our business so as to cease to be, or to withdraw our election as, a BDC unless approved by a majority of our outstanding voting securities. The 1940 Act defines “a majority of the outstanding voting securities” as the lesser of (i) 67% or more of the voting securities present at a meeting if the holders of more than 50% of our outstanding voting securities are present or represented by proxy or (ii) 50% of our outstanding voting securities.
We will also generally not be able to issue and sell our Common Shares at a price per share, after deducting underwriting commissions and discounts, that is below our NAV per share. We may, however, sell our Common Shares, or warrants, options or rights to acquire our Common Shares, at a price below the then-current NAV of our Common Shares if the Board determines that such sale is in our best interests and the best interests of our shareholders, and our shareholders approve such sale. In addition, we may generally issue new shares of our Common Shares at a price below NAV per share in rights offerings to existing shareholders, in payment of dividends and in certain other limited circumstances.
The following discussion is a general summary of the material prohibitions and descriptions governing BDCs generally. It does not purport to be a complete description of all of the laws and regulations affecting BDCs.
Qualifying Assets
Under the 1940 Act, a BDC may not acquire any asset other than assets of the type listed in Section 55(a) of the 1940 Act, which are referred to as “Qualifying Assets,” unless, at the time the acquisition is made, Qualifying Assets represent at least 70% of the company’s total assets. The principal categories of Qualifying Assets relevant to our business are any of the following:
(1)Securities purchased in transactions not involving any public offering from the issuer of such securities, which issuer (subject to certain limited exceptions) is an Eligible Portfolio Company (as defined below), or from any person who is, or has been during the preceding 13 months, an affiliated person of an Eligible Portfolio Company, or from any other person, subject to such rules as may be prescribed by the SEC. An “Eligible Portfolio Company” is defined in the 1940 Act as any issuer which
(a)is organized under the laws of, and has its principal place of business in, the United States;

(b)is not an investment company (other than a small business investment company wholly owned by the BDC) or a company that would be an investment company but for certain exclusions under the 1940 Act; and
(c)satisfies any of the following:
(i)does not have any class of securities that is traded on a national securities exchange;
(ii)has a class of securities listed on a national securities exchange, but has an aggregate market value of outstanding voting and non-voting common equity of less than $250 million;
(iii)is controlled by a BDC or a group of companies including a BDC and the BDC has an affiliated person who is a director of the Eligible Portfolio Company; or
(iv)is a small and solvent company having total assets of not more than $4 million and capital and surplus of not less than $2 million.
(2)Securities of any Eligible Portfolio Company controlled by the Company.
(3)Securities purchased in a private transaction from a U.S. issuer that is not an investment company or from an affiliated person of the issuer, or in transactions incident thereto, if the issuer is in bankruptcy and subject to reorganization or if the issuer, immediately prior to the purchase of its securities was unable to meet its obligations as they came due without material assistance other than conventional lending or financing arrangements.
(4)Securities of an Eligible Portfolio Company purchased from any person in a private transaction if there is no ready market for such securities and the Company already owns 60% of the outstanding equity of the Eligible Portfolio Company.
(5)Securities received in exchange for or distributed on or with respect to securities described in (1) through (4) above, or pursuant to the exercise of warrants or rights relating to such securities.
(6)Cash, cash equivalents, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment.
In addition, a BDC must be operated for the purpose of making investments in the types of securities described in (1), (2) or (3) above.
Significant Managerial Assistance
A BDC must have been organized and have its principal place of business in the United States and must be operated for the purpose of making investments in the types of securities described above. However, in order to count portfolio securities as Qualifying Assets for the purpose of the 70% test, the BDC must either control the issuer of the securities or must offer to make available to the issuer of the securities (other than small and solvent companies described above) significant managerial assistance; except that, where the BDC purchases such securities in conjunction with one or more other persons acting together, one of the other persons in the group may make available such managerial assistance. Making available significant managerial assistance means, among other things, any arrangement whereby the BDC, through its trustees, officers or employees, offers to provide and, if accepted, does so provide, significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company through monitoring of portfolio company operations, selective participation in board and management meetings, consulting with and advising a portfolio company’s officers or other organizational or financial guidance.
Temporary Investments
Pending investment in other types of Qualifying Assets, as described above, our investments can consist of cash, cash equivalents, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment, which are referred to herein, collectively, as temporary investments, so that 70% of our assets would be Qualifying Assets.
Warrants
Under the 1940 Act, a BDC is subject to restrictions on the issuance, terms and amount of warrants, options or rights to purchase shares that it may have outstanding at any time. In particular, the amount of shares that would result from the conversion or exercise of all outstanding warrants, options or rights to purchase shares cannot exceed 25% of the BDC’s total outstanding shares.
Leverage and Senior Securities; Coverage Ratio

We are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of shares senior to our Common Shares if our asset coverage, as defined in the 1940 Act, would at least equal 150% immediately after each such issuance. Our initial shareholders have approved the adoption of this 150% threshold pursuant to Section 61(a)(2) of the 1940 Act, and such election became effective on the first day immediately after the date of such approval. Under the 1940 Act, any Preferred Shares we issue, including the Series A Preferred Shares, will constitute a “senior security” for purposes of the 150% asset coverage test. In addition, while any senior securities remain outstanding, we will be required to make provisions to prohibit any dividend distribution to our shareholders or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios at the time of the dividend distribution or repurchase. We will also be permitted to borrow amounts up to 5% of the value of our total assets for temporary or emergency purposes, which borrowings would not be considered senior securities.
We intend to establish one or more credit facilities and/or subscription facilities and enter into other financing arrangements to facilitate investments and the timely payment of our expenses. It is anticipated that any such credit facilities will bear interest at floating rates at to be determined spreads over a specific reference rate. We cannot assure shareholders that we will be able to enter into a credit facility. Shareholders will indirectly bear the costs associated with any borrowings under a credit facility or otherwise. In connection with a credit facility or other borrowings, lenders may require us to pledge assets, commitments and/or drawdowns (and the ability to enforce the payment thereof) and may ask to comply with positive or negative covenants that could have an effect on our operations. In addition, from time to time, our losses on leveraged investments may result in the liquidation of other investments held by us and may result in additional drawdowns to repay such amounts.
Under Rule 18f-4 under the 1940 Act, related to the use of derivatives, short sales, reverse repurchase agreements and certain other transactions by registered investment companies, we are permitted to enter into derivatives and other transactions that create future payment or delivery obligations, including short sales, notwithstanding the senior security provisions of the 1940 Act if we comply with certain value-at-risk leverage limits, and adopt and implement a written derivatives risk management program, and comply with board oversight and reporting requirements or satisfy the conditions for the “limited derivatives users” exception. Rule 18f-4 also permits us to enter into reverse repurchase agreements or similar financing transactions notwithstanding the senior security provisions of the 1940 Act if we aggregate the amount of indebtedness associated with our reverse repurchase agreements or similar financing transactions with the aggregate amount of any other senior securities representing indebtedness when calculating our asset coverage ratios as discussed above. In addition, we are permitted to invest in a security on a when-issued or forward-settling basis, or with a non-standard settlement cycle, and the transaction will be deemed not to involve a senior security under the 1940 Act, provided that (i) we intend to physically settle the transaction and (ii) the transaction will settle within 35 days of its trade date, or the Delayed-Settlement Securities Provision. We may otherwise engage in such transactions that do not meet the conditions of the Delayed-Settlement Securities Provision so long as we treat any such transaction as a “derivatives transaction” for purposes of compliance with Rule 18f-4. Furthermore, we are permitted to enter into an unfunded commitment agreement, and such unfunded commitment agreement will not be subject to the asset coverage requirements under the 1940 Act, if we reasonably believe, at the time we enter into such agreement, that we will have sufficient cash and cash equivalents to meet our obligations with respect to all such agreements as they come due. We cannot predict the effects of these requirements. The Adviser intends to monitor developments and seek to manage our assets in a manner consistent with achieving our investment objective, but there can be no assurance that it will be successful in doing so.
We may enter into a total return swap agreement. A total return swap is a contract in which one party agrees to make periodic payments to another party based on the change in the market value of the assets underlying the total return swap, which may include a specified security, basket of securities or securities indices during a specified period, in return for periodic payments based on a fixed or variable interest rate. A total return swap effectively adds leverage to a portfolio by providing investment exposure to a security or market without owning or taking physical custody of such security or investing directly in such market. Because of the unique structure of a total return swap, it often offers lower financing costs than are offered through more traditional borrowing arrangements. The Company would typically have to post collateral to cover this potential obligation.
We may also create leverage by securitizing our assets (including in CLOs) and retaining the equity portion of the securitized vehicle. We may also from time to time make secured loans of our marginable securities to brokers, dealers and other financial institutions.
Code of Business Conduct and Ethics
The Company has adopted a code of business conduct and ethics, or as amended and restated, the Code of Business Conduct and Ethics, pursuant to Rule 17j-1 under the 1940 Act, which applies to, among others, its officers, including its Chief Executive Officer and its Chief Financial Officer, as well as the members of the Board. The Company’s Code of Business Conduct and Ethics can be accessed on the Governance portion of the Company’s website at www.k-fit.com. The Company intends to disclose any amendments to or waivers of required provisions of the Code of Business Conduct and Ethics on Form 8-K, as required by the Exchange Act and the rules and regulations promulgated thereunder.

Affiliated Transactions
We may be prohibited under the 1940 Act from conducting certain transactions with our affiliates without the prior approval of a majority of our trustees who are not interested persons. In an order dated January 5, 2021, the SEC granted exemptive relief, or the Co-Investment Exemptive Order, that permits us, subject to the satisfaction of certain conditions, to co-invest in certain privately negotiated investment transactions, including investments originated and directly negotiated by the Adviser or KKR Credit, with our co-investment affiliates. Under the terms of the Co-Investment Exemptive Order, a “required majority” (as defined in Section 57(o) of the 1940 Act) of our Independent Trustees must make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the proposed transaction, including the consideration to be paid, are reasonable and fair to us and our shareholders and do not involve overreaching of us or our shareholders on the part of any person concerned and (2) the transaction is consistent with the interests of our shareholders and is consistent with our investment objectives and strategy and any criteria established by our Board of Trustees.
Proxy Voting Policies and Procedures
We have delegated our proxy voting responsibility to the Adviser. The proxy voting policies and procedures of the Adviser are set forth below. The guidelines are reviewed periodically by the Adviser and our Independent Trustees, and, accordingly, are subject to change.
As an investment adviser registered under the Advisers Act, the Adviser has a fiduciary duty to act solely in the best interests of its clients. As part of this duty, it recognizes that it must vote client securities in a timely manner free of conflicts of interest and in the best interests of its clients. These policies and procedures for voting proxies for the investment advisory clients of the Adviser are intended to comply with Section 206 of, and Rule 206(4)-6 promulgated under, the Advisers Act.
The Adviser will vote proxies relating to our securities in the best interest of its clients’ shareholders. It will review on a case-by-case basis each proposal submitted for a shareholder vote to determine its impact on the portfolio securities held by its clients. Although the Adviser will generally vote against proposals that may have a negative impact on its clients’ portfolio securities, it may vote for such a proposal if there exists compelling long-term reasons to do so.
The proxy voting decisions of the Adviser are made by the senior officers who are responsible for monitoring each of its clients’ investments. To ensure that its vote is not the product of a conflict of interest, it will require that: (a) anyone involved in the decision-making process disclose to its chief compliance officer any potential conflict that he or she is aware of and any contact that he or she has had with any interested party regarding a proxy vote; and (b) employees involved in the decision making process or vote administration are prohibited from revealing how the Adviser intends to vote on a proposal in order to reduce any attempted influence from interested parties.
You may obtain information, without charge, regarding how the Adviser voted proxies with respect to our portfolio securities by making a written request for proxy voting information to: Chief Compliance Officer, KKR FS Income Trust, 201 Rouse Boulevard, Philadelphia, Pennsylvania 19112 or by calling us collect at (215) 495-1150.
Sarbanes-Oxley Act of 2002
The Sarbanes-Oxley Act imposes a wide variety of regulatory requirements on SEC-registered companies and their insiders. Many of these requirements affect us. For example:
•     pursuant to Rule 13a-14 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer are required to certify the accuracy of the financial statements contained in our periodic reports;
•     pursuant to Item 307 of Regulation S-K, our periodic reports are required to disclose our conclusions about the effectiveness of our disclosure controls and procedures;
•     pursuant to Rule 13a-15 under the Exchange Act, our management will be required to prepare an annual report regarding its assessment of our internal control over financial reporting after we have been subject to the reporting requirements of the Exchange Act for a specified period of time and, starting from the date on which we cease to be an emerging growth company under the JOBS Act, must obtain an audit of the effectiveness of internal control over financial reporting performed by our independent registered public accounting firm should we become an accelerated filer; and
•     pursuant to Item 308 of Regulation S-K and Rule 13a-15 under the Exchange Act, our periodic reports must disclose whether there were significant changes in our internal control over financial reporting or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

The Sarbanes-Oxley Act requires us to review our then-current policies and procedures to determine whether we comply with the Sarbanes-Oxley Act and the regulations promulgated under such act. We continue to monitor our compliance with all regulations that are adopted under the Sarbanes-Oxley Act and will take actions necessary to ensure that we comply with that act.
Emerging Growth Company
We are an “emerging growth company,” as defined by the JOBS Act. As an emerging growth company, we are eligible to take advantage of certain exemptions from various reporting and disclosure requirements that are applicable to public companies that are not emerging growth companies. For so long as we remain an emerging growth company, we will not be required to, among other things, have an auditor attestation report on our internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act.
In addition, the JOBS Act provides that an emerging growth company may take advantage of an extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies. This means that an emerging growth company can delay adopting certain accounting standards until such standards are otherwise applicable to private companies.
We will remain an emerging growth company until the earliest of:
•     the last day of our fiscal year in which the fifth anniversary of the date of the first sale of our common equity securities pursuant to an effective registration statement occurs;
•     the end of the fiscal year in which our total annual gross revenues first equal or exceed $1.235 billion;
•     the date on which we have, during the prior three-year period, issued more than $1.0 billion in non-convertible debt; and
•     December 31 of the fiscal year in which we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act.
We do not believe that being an emerging growth company will have a significant impact on our business or the Private Offering. As stated above, we have elected to opt-in to the extended transition period for complying with new or revised accounting standards available to emerging growth companies. Also, because we are not a large accelerated filer or an accelerated filer under Section 12b-2 of the Exchange Act, and will not be for so long as our Common Shares are not traded on a securities exchange, we will not be subject to auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act even once we are no longer an emerging growth company. In addition, so long as we are externally managed by the Adviser and we do not directly compensate our executive officers, or reimburse the Adviser or its affiliates for the salaries, bonuses, benefits and severance payments for persons who also serve as one of our executive officers or as an executive officer of the Adviser, we do not expect to include disclosures relating to executive compensation in our periodic reports or proxy statements and, as a result, do not expect to be required to seek shareholder approval of executive compensation and golden parachute compensation arrangements pursuant to Section 14A(a) and (b) of the Exchange Act.
Other
We will be periodically examined by the SEC for compliance with the 1940 Act and be subject to the periodic reporting and related requirements of the Exchange Act.
We are also required to provide and maintain a bond issued by a reputable fidelity insurance company to protect against larceny and embezzlement. Furthermore, as a BDC, we are prohibited from protecting any trustee or officer against any liability to our shareholders arising from willful misfeasance, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of such person’s office.
We are also required to designate a chief compliance officer and to adopt and implement written policies and procedures reasonably designed to prevent violation of the federal securities laws and to review these policies and procedures annually for their adequacy and the effectiveness of their implementation.
Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statement and amendments to those reports will be available to the public, free of charge, on the SEC’s public EDGAR website shortly after we file any such document electronically with, or furnish it to, the SEC.
Exclusion from Commodity Pool Operator Definition
The Adviser has filed notice with the National Futures Association, or the NFA, to claim an exclusion from the definition of commodity pool operator, or CPO, of the Company, provided that the Company (i) continues to be regulated by the SEC as a BDC,

(ii) allocates no more than specified amounts of its assets to futures contracts, certain swap contracts and certain other derivative instruments that are within the jurisdiction of the Commodity Exchange Act, collectively referred to herein as CEA-regulated products, and (iii) is not marketed to the public as a commodity pool or as a vehicle for trading in CEA-regulated products. If the Company is unable to satisfy the conditions of the exclusion, the Adviser may become subject to the CFTC’s CPO registration requirements, and the disclosure and operations of the Company would need to comply with all applicable regulations governing commodity pools and CPOs.
If the Adviser were required to register as a CPO, it would also be required to become a member of the NFA and be subject to the NFA’s rules and bylaws. Compliance with these additional registration and regulatory requirements may increase the Adviser’s operating expenses, which, in turn, could result in the Company’s investors being charged additional fees.
Certain ERISA Considerations
Investment in our Common Shares is open to employee benefit plans and other plans that are subject to the Employee Retirement Income Security Act of 1974, as amended, or ERISA, and Section 4975 of the Code. We intend to conduct our affairs so that our assets should not be deemed to constitute “plan assets” under ERISA and certain U.S. Department of Labor regulations promulgated thereunder, as modified by Section 3(42) of ERISA, or the Plan Assets Regulation. In this regard, until such time as all classes of our equity securities are considered “publicly-offered securities” within the meaning of the Plan Assets Regulation, the Company will endeavor to limit investment in our Common Shares and each other class of our equity interests by “benefit plan investors” to less than 25% of the total value of each class of our equity securities, as calculated in accordance with the Plan Assets Regulation, and based upon assurances provided by investors.
Each prospective investor that is, or is acting on behalf of any employee benefit plan or other plan that is subject to ERISA or Section 4975 of the Code or to the provisions of any other federal, state, local, non-U.S. or other laws or regulations that are similar to such provisions of ERISA or the Code, collectively referred to herein as Similar Laws, must independently determine that our Common Shares are an appropriate investment for such investor, taking into account any obligations under ERISA, the Code and applicable Similar Laws.
Prospective investors should consult with their own advisors as to the implications under ERISA, Section 4975 of the Code and Similar Laws of making an investment in the Company.
Taxation as a RIC
We intend to elect to be subject to tax as a RIC under Subchapter M of the Code. As a RIC, we generally will not have to pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that we timely distribute each tax year as distributions to our shareholders. To qualify for and maintain our qualification as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements (as described below). In addition, in order to maintain RIC tax treatment, we must distribute to our shareholders, for each tax year, distributions generally of an amount at least equal to 90% of our “investment company taxable income,” which is generally the sum of our net ordinary income plus the excess, if any, of realized net short-term capital gains over realized net long-term capital losses, determined without regard to any deduction for distributions paid, or the Annual Distribution Requirement.
If we:
•qualify as a RIC; and
•satisfy the Annual Distribution Requirement,
then we will not be subject to U.S. federal income tax on the portion of our income or capital gains we distribute (or are deemed to distribute) as distributions to our shareholders. We will be subject to U.S. federal income tax at the regular corporate rates on any income or capital gains not distributed (or deemed distributed) as distributions to our shareholders.
As a RIC, we will be subject to a 4% nondeductible federal excise tax on certain undistributed income unless we distribute distributions in a timely manner to our shareholders generally of an amount at least equal to the sum of (1) 98% of our net ordinary income (taking into account certain deferrals and elections) for the calendar year, (2) 98.2% of our capital gain net income, which is the excess of capital gains in excess of capital losses, or “capital gain net income” (as adjusted for certain ordinary losses), for the one-year period ending October 31 of that calendar year and (3) any net ordinary income and capital gain net income for the preceding years that were not distributed during such years and on which we paid no U.S. federal income tax, or the Excise Tax Avoidance Requirement. Any distribution declared by us during October, November or December of any calendar year, payable to shareholders of record on a specified date in such a month and actually paid during January of the following calendar year, will be treated as if it had been paid by us, as well as received by our U.S. shareholders, on December 31 of the calendar year in which the distribution was declared.

We have previously incurred, and may incur in the future, such excise tax on a portion of our income and capital gains. While we intend to distribute income and capital gains to minimize exposure to the 4% excise tax, we may not be able to, or may choose not to, distribute amounts sufficient to avoid the imposition of the tax entirely. In that event, we generally will be liable for the excise tax only on the amount by which we do not meet the excise tax avoidance requirement.
In order to qualify as a RIC for U.S. federal income tax purposes, we must, among other things:
•continue to qualify as a BDC under the 1940 Act at all times during each tax year;
•derive in each tax year at least 90% of our gross income from dividends, interest, payments with respect to certain securities, loans, gains from the sale of stock or other securities, net income from certain “qualified publicly-traded partnerships,” or other income derived with respect to our business of investing in such stock or other securities, or the 90% Income Test; and
•diversify our holdings so that at the end of each quarter of the tax year:
◦at least 50% of the value of our assets consists of cash, cash equivalents, U.S. government securities, securities of other RICs, and other securities if such other securities of any one issuer do not represent more than 5% of the value of our assets or more than 10% of the outstanding voting securities of such issuer; and
◦no more than 25% of the value of our assets is invested in the securities, other than U.S. government securities or securities of other RICs, of one issuer, of two or more issuers that are controlled, as determined under applicable Code rules, by us and that are engaged in the same or similar or related trades or businesses or of certain “qualified publicly-traded partnerships,” or the Diversification Tests.
A RIC is limited in its ability to deduct expenses in excess of its investment company taxable income. If our expenses in a given tax year exceed our investment company taxable income, we may experience a net operating loss for that tax year. However, a RIC is not permitted to carry forward net operating losses to subsequent tax years and such net operating losses do not pass through to its shareholders. In addition, deductible expenses can be used only to offset investment company taxable income, not net capital gain. A RIC may not use any net capital losses (that is, the excess of realized capital losses over realized capital gains) to offset its investment company taxable income, but may carry forward such net capital losses, and use them to offset future capital gains, indefinitely. Due to these limits on deductibility of expenses and net capital losses, we may for tax purposes have aggregate taxable income for several years that we are required to distribute and that is taxable to our shareholders even if such taxable income is greater than the net income we actually earn during those years.
For U.S. federal income tax purposes, we may be required to recognize taxable income in circumstances in which we do not receive a corresponding payment in cash. For example, if we hold debt instruments that are treated under applicable tax rules as having original issue discount (such as debt instruments with PIK interest or, in certain cases, increasing interest rates or debt instruments that were issued with warrants), we must include in income each tax year a portion of the original issue discount that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same tax year. We may also have to include in income other amounts that we have not yet received in cash, such as deferred loan origination fees that are paid after origination of the loan or are paid in non-cash compensation such as warrants or stock. We anticipate that a portion of our income may constitute original issue discount or other income required to be included in taxable income prior to receipt of cash. Further, we have elected to amortize market discount and include such amounts in our taxable income in the current tax year, instead of upon their disposition, as an election not to do so would limit our ability to deduct interest expense for tax purposes.
We invest a portion of our net assets in below investment grade instruments. Investments in these types of instruments may present special tax issues for us. U.S. federal income tax rules are not entirely clear about issues such as when we may cease to accrue interest, original issue discount or market discount, when and to what extent deductions may be taken for bad debts or worthless instruments, how payments received on obligations in default should be allocated between principal and income and whether exchanges of debt instruments in a bankruptcy or workout context are taxable. We will address these and other issues to the extent necessary in order to seek to ensure that we distribute sufficient income to avoid any material U.S. federal income or excise tax.
Because any original issue discount or other amounts accrued will be included in our investment company taxable income for the tax year of the accrual, we may be required to make a distribution to our shareholders in order to satisfy the Annual Distribution Requirement, even though we will not have received any corresponding cash amount. As a result, we may have difficulty meeting the Annual Distribution Requirement necessary to maintain RIC tax treatment under Subchapter M of the Code. We may have to sell or otherwise dispose of some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital or forgo new investment opportunities for this purpose. If we are not able to obtain cash from other sources, we may fail to qualify for RIC tax treatment and thus become subject to corporate-level income tax.

Although we do not presently expect to do so, we are authorized to borrow funds and to sell or otherwise dispose of assets in order to satisfy distribution requirements. However, under the 1940 Act, we are not permitted to make distributions to our shareholders while our debt obligations and other senior securities are outstanding unless certain “asset coverage” tests are met. Moreover, our ability to sell or otherwise dispose of assets to meet the Annual Distribution Requirement may be limited by (1) the illiquid nature of our portfolio and/or (2) other requirements relating to our status as a RIC, including the Diversification Tests. If we sell or otherwise dispose of assets in order to meet the Annual Distribution Requirement or the Excise Tax Avoidance Requirement, we may make such dispositions at times that, from an investment standpoint, are not advantageous.
A portfolio company in which we invest may face financial difficulties that require us to work-out, modify or otherwise restructure our investment in the portfolio company. Any such transaction could, depending upon the specific terms of the transaction, result in unusable capital losses and future non-cash income. Any such transaction could also result in our receiving assets that give rise to non-qualifying income for purposes of the 90% Income Test or otherwise would not count toward satisfying the Diversification Tests.
Some of the income that we might otherwise earn, such as fees for providing managerial assistance, certain fees earned with respect to our investments, income recognized in a work-out or restructuring of a portfolio investment, or income recognized from an equity investment in an operating partnership, may not satisfy the 90% Income Test. To manage the risk that such income might disqualify us as a RIC for failure to satisfy the 90% Income Test, one or more subsidiary entities treated as U.S. corporations for entity-level income tax purposes may be employed to earn such income and (if applicable) hold the related asset. Such subsidiary entities will be required to pay U.S. federal income tax on their earnings, which ultimately will reduce the yield to our shareholders on such fees and income.
Available Information
We file with or submit to the SEC annual, quarterly and current periodic reports, proxy statements and other information meeting the informational requirements of the Exchange Act. This information is available free of charge by calling us collect at (215) 495-1150 or on our website at www.k-fit.com. Information contained on our website is not incorporated into this annual report on Form 10-K and you should not consider such information to be part of this annual report on Form 10-K. Such information is also available from the EDGAR database on the SEC's web site at www.sec.gov.

Item 1A. Risk Factors.
Investing in our Common Shares involves a number of significant risks. The following information is a discussion of the material risk factors associated with an investment in our Common Shares specifically, as well as those factors generally associated with an investment in a company with investment objectives, investment policies, capital structure or markets similar to ours. In addition to the other information contained in this annual report on Form 10-K, you should consider carefully the following information before making an investment in our Common Shares. The risks below are not the only risks we face. Additional risks and uncertainties not presently known to us or not presently deemed material by us may also impair our operations and performance. If any of the following events occur our business, financial condition and results of operations could be materially and adversely affected. In such cases, the NAV of our Common Shares could decline, and you may lose all or part of your investment.
Summary of Risk Factors
The following is a summary of the principal risk factors associated with an investment in our securities. Further details regarding each risk included in the below summary list can be found further below.
•     We are a relatively new company and have a limited operating history.
•     Our ability to achieve our investment objectives depends on the Adviser’s ability to manage and support our investment process and if the Advisory Agreement were to be terminated, or if the Adviser loses any members of its senior management team, our ability to achieve our investment objectives could be significantly harmed.
•     Because our business model depends to a significant extent upon relationships with private equity sponsors, investment banks and commercial banks, the inability of the Adviser to maintain or develop these relationships, or the failure of these relationships to generate investment opportunities, could adversely affect our business.
•     We operate in a highly competitive market for investment opportunities, which could reduce returns and result in losses.
•     As required by the 1940 Act, a significant portion of our investment portfolio is and will be recorded at fair value as determined in good faith and, as a result, there is and will be uncertainty as to the value of our portfolio investments.
•     There is a risk that investors in our shares may not receive distributions or that our distributions may decrease over time.
•     Although we expect to adopt a share repurchase program, we have discretion to not repurchase your shares or to suspend the program.
•     We may experience fluctuations in our quarterly results.
•     Our investments in prospective portfolio companies may be risky, and we could lose all or part of our investment.
•     We are exposed to risks associated with changes in interest rates.
•     Investing in middle-market companies involves a number of significant risks, any one of which could have a material adverse effect on our operating results.
•     A lack of liquidity in certain of our investments may adversely affect our business.
•     Prepayments of our debt investments by our portfolio companies could adversely impact our results of operations and reduce our return on equity.
•     There may be conflicts of interest related to obligations the Adviser’s senior management and investment teams have to our affiliates and to other clients.
•     We are uncertain of our future sources for funding our future capital needs and if we cannot obtain debt or equity financing on acceptable terms, or at all, our ability to acquire investments and to expand our operations will be adversely affected.
•     When we use leverage, the potential for loss on amounts invested in us will be magnified and may increase the risk of investing in us. Leverage may also adversely affect the return on our assets, reduce cash available for distribution to our shareholders and result in losses.

•     An investment in our Common Shares or our Series A Preferred Shares will have limited liquidity.
•     Investing in our shares involves a high degree of risk.
Risks Related to Our Business and Structure
We are a relatively new company and have a limited operating history.
The Company is a non-diversified, closed-end management investment company that has elected to be regulated as a BDC and has a limited operating history. As a result, prospective investors have no significant track record or history on which to base their investment decision. We are subject to the business risks and uncertainties associated with recently formed businesses, including the risk that we will not achieve our investment objectives and the value of a shareholder’s investment could decline substantially or become worthless. While we believe that the past professional experiences of the Adviser’s investment team, including investment and financial experience of the Adviser’s senior management, will increase the likelihood that the Adviser will be able to manage the Company successfully, there can be no assurance that this will be the case.
Our Board of Trustees may change our operating policies and strategies without prior notice or shareholder approval, the effects of which may be adverse to our results of operations and financial condition.
Our Board of Trustees has the authority to modify or waive our current operating policies, investment criteria and strategies without prior notice and without shareholder approval. We cannot predict the effect any changes to our current operating policies, investment criteria and strategies would have on our business, NAV, operating results and value of our shares. However, the effects might be adverse, which could negatively impact our ability to pay you distributions and cause you to lose all or part of your investment. Moreover, we have significant flexibility in investing the net proceeds from our continuous offering and may use the net proceeds from our continuous offering in ways with which investors may not agree or for purposes other than those contemplated in this annual report on Form 10-K.
Our Board of Trustees may amend our Declaration of Trust without prior shareholder approval.
Our Board of Trustees may, without shareholder vote, subject to certain exceptions, amend or otherwise supplement the Declaration of Trust by making an amendment, a Declaration of Trust supplemental thereto or an amended and restated Declaration of Trust, including to require super-majority approval of transactions with significant shareholders or other provisions that may be characterized as anti-takeover in nature.
Price declines in the medium- and large-sized U.S. corporate debt market may adversely affect the fair value of our portfolio, reducing our NAV through increased net unrealized depreciation.
Conditions in the medium- and large-sized U.S. corporate debt market may deteriorate, as seen during the recent financial crisis, which may cause pricing levels to similarly decline or be volatile. During the financial crisis, many institutions were forced to raise cash by selling their interests in performing assets in order to satisfy margin requirements or the equivalent of margin requirements imposed by their lenders and/or, in the case of hedge funds and other investment vehicles, to satisfy widespread redemption requests. This resulted in a forced deleveraging cycle of price declines, compulsory sales and further price declines, with falling underlying credit values, and other constraints resulting from the credit crisis generating further selling pressure. If similar events occurred in the medium- and large-sized U.S. corporate debt market, our NAV could decline through an increase in unrealized depreciation and incurrence of realized losses in connection with the sale of our investments, which could have a material adverse impact on our business, financial condition and results of operations.
Our ability to achieve our investment objectives depends on the Adviser’s ability to manage and support our investment process and if the Advisory Agreement were to be terminated, or if the Adviser loses any members of its senior management team, our ability to achieve our investment objectives could be significantly harmed.
Because we have no employees, we depend on the investment expertise, skill and network of business contacts of the Adviser. The Adviser evaluates, negotiates, structures, executes, monitors and services our investments. Our future success depends to a significant extent on the continued service of the Adviser, as well as its senior management team. The departure of any members of the Adviser’s senior management team could have a material adverse effect on our ability to achieve our investment objectives.
Our ability to achieve our investment objectives depends on the Adviser’s ability to identify, analyze, invest in, finance and monitor companies that meet our investment criteria. The Adviser’s capabilities in structuring the investment process, providing competent, attentive and efficient services to us, and facilitating access to financing on acceptable terms depend on the employment of investment professionals in an adequate number and of adequate sophistication to match the corresponding flow of transactions. To achieve our investment objectives, the Adviser may need to hire, train, supervise and manage new investment professionals to participate in our investment selection and monitoring process. The Adviser may not be able to find investment professionals in a timely manner or at all. Failure to support our investment process could have a material adverse effect on our business, financial condition and results of operations.
In addition, each of the Advisory Agreement and Administration Agreement with the Adviser has termination provisions that allow the parties to terminate the agreements without penalty. The Advisory Agreement and the Administration Agreement may each be terminated at any time, without penalty, by the Adviser, upon 60 days’ notice to us. If the Advisory Agreement is terminated, it may adversely affect the quality of our investment opportunities. In addition, in the event such agreement is terminated, it may be difficult for us to replace the Adviser and the termination of such agreement may adversely impact the terms of any existing or future financing arrangement, which could have a material adverse effect on our business and financial condition.
Any failure by the Adviser to manage and support our investment process may hinder the achievement of our investment objectives.
The Adviser is an investment adviser jointly operated by KKR Credit and by an affiliate of FS Investments. The 1940 Act and the Code impose numerous constraints on the operations of BDCs that do not apply to other investment vehicles. KKR Credit’s and FS Investments’ individual track records and achievements are not necessarily indicative of the future results they will achieve as a joint investment adviser to the Company. Accordingly, we can offer no assurance that we will replicate the historical performance of other investment companies with which KKR Credit and FS Investments have been affiliated, and we caution that our investment returns could be lower than the returns achieved by such other companies, including any other business development companies.
Because our business model depends to a significant extent upon relationships with private equity sponsors, investment banks and commercial banks, the inability of the Adviser to maintain or develop these relationships, or the failure of these relationships to generate investment opportunities, could adversely affect our business.
The Adviser depends on its broader organization’s relationships with private equity sponsors, investment banks and commercial banks, and we rely to a significant extent upon these relationships to provide us with potential investment opportunities. If the Adviser or its broader organization fails to maintain their existing relationships or develop new relationships with other sponsors or sources of investment opportunities, we may not be able to grow our investment portfolio. In addition, individuals with whom the Adviser or its broader organizations have relationships are not obligated to provide us with investment opportunities, and, therefore, there is no assurance that such relationships will generate investment opportunities for us.
We operate in a highly competitive market for investment opportunities, which could reduce returns and result in losses.
A number of entities compete with us to make the types of investments that we plan to make, and we believe that recent market trends have increased the number of competitors seeking to invest in loans to private, middle-market companies in the United States. We compete with public and private funds, commercial and investment banks, commercial financing companies and, to the extent they provide an alternative form of financing, private equity and hedge funds. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, we believe some of our competitors have access to funding sources that are not available to us. In addition, some of our competitors could have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on BDCs or the source of income, asset diversification and distribution requirements we must satisfy to qualify and maintain our qualification as a RIC. The competitive pressures we face could have a material adverse effect on our business, financial condition, results of operations and cash flows. As a result of this competition, we can provide no assurance that we will be able to take advantage of attractive investment opportunities that arise from time to time, and we can provide no assurance that we will be able to identify and make investments that are consistent with our investment objective.
The amount of capital in the private debt markets and overall competition for loans could result in short term returns for us that are lower than our long-term targets. If there is a decrease in the number of new investment opportunities in U.S. middle-market companies like there was as a result of the COVID-19 pandemic during 2020, and if such conditions continue for an extended amount of time, they could have a material adverse effect on our business, financial condition and results of operations.
Identifying, structuring and consummating investments involves competition among capital providers and market and transaction uncertainty. The Adviser can provide no assurance that it will be able to identify a sufficient number of suitable investment opportunities or to avoid prepayment of existing investments to satisfy our investment objectives, including as necessary to effectively structure credit facilities or other forms of leverage. The loan origination market is very competitive, which can result in loan terms that are more favorable to borrowers, and conversely less favorable to lenders, such as lower interest rates and fees, weaker borrower financial and other covenants, borrower rights to cure defaults, and other terms more favorable to borrowers than current or historical norms. Increased competition could cause us to make more loans that are “cov-lite” in nature and, in a distressed scenario, there can be no assurance that these loans will retain the same value as loans with a full package of covenants. As a result of these conditions, the market for leveraged loans could become less advantageous than expected for us, and this could increase default rates, decrease recovery rates or otherwise harm our returns. The risk of prepayment is also higher in the current competitive environment if borrowers are offered more favorable terms by other lenders. The financial markets have experienced substantial fluctuations in prices and liquidity for leveraged loans. Any further disruption in the credit and other financial markets could have substantial negative effects on general economic conditions, the availability of required capital for companies and the operating performance of such companies. These conditions also could result in increased default rates and credit downgrades, and affect the liquidity and pricing of the investments made by us. Conversely, periods of economic stability and increased competition among capital providers could increase the difficulty of locating investments that are desirable for us.
With respect to the investments we make, we do not seek to compete based primarily on the interest rates we offer, and we believe that some of our competitors could make loans with interest rates that will be lower than the rates we offer. In the secondary market for acquiring existing loans, we compete generally on the basis of pricing terms. With respect to all investments, we could lose some investment opportunities if we do not match our competitors’ pricing, terms and structure. However, if we match our competitors’ pricing, terms and structure, we could experience decreased net interest income, lower yields and increased risk of credit loss. We could also compete for investment opportunities with accounts managed or sponsored by the Adviser or its affiliates. Although the Adviser allocates opportunities in accordance with its allocation policy, allocations to such other accounts will reduce the amount and frequency of opportunities available to us and thus not necessarily be in the best interests of us and our securityholders. Moreover, the performance of investments will not be known at the time of allocation.
As required by the 1940 Act, a significant portion of our investment portfolio is and will be recorded at fair value as determined in good faith and, as a result, there is and will be uncertainty as to the value of our portfolio investments.
Under the 1940 Act, we are required to carry our portfolio investments at market value or, if there is no readily available market value, at fair value as determined pursuant to policies adopted by the Adviser and subject to the oversight of our Board of Trustees. There is not a public market for the securities of the privately held companies in which we invest. Most of our investments are not and will not be publicly traded or actively traded on a secondary market. As a result, the Adviser, having been designated by the Board as the party responsible for applying the valuation methods, values these securities at least quarterly at fair value as determined in good faith as required by the 1940 Act. In connection with calculating a NAV as of the last day of a month that is not also the last day of a calendar quarter, the Adviser will consider whether there has been a material change to such investments as to affect their fair value, but such analysis will be more limited than the quarter-end process. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates – Valuation of Portfolio Investments and Determination of Net Asset Value.”
Certain factors that may be considered in determining the fair value of our investments include dealer quotes for securities traded on the secondary market for institutional investors, the nature and realizable value of any collateral, the portfolio company’s earnings and its ability to make payments on its indebtedness, the markets in which the portfolio company does business, comparison to comparable publicly traded companies, discounted cash flows and other relevant factors. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, our determinations of fair value may differ materially from the values that would have been used if a ready market for these non-traded securities existed. Due to this uncertainty, our fair value determinations may cause our NAV on a given date to materially understate or overstate the value that we may ultimately realize upon the sale of one or more of our investments. As a result, investors purchasing our securities based on an overstated net asset value would pay a higher price than the value of our investments might warrant. Conversely, investors selling shares during a period in which the net asset value understates the value of our investments will receive a lower price for their shares than the value of our investments might warrant.
Although the price investors in the Private Offering pay for Common Shares will generally be based on the NAV per share as of the last calendar day of the applicable month, the most recent NAV per share of such Common Shares for the month in which an investor makes its investment decision may be significantly different. In addition, investors will not know the exact price of shares in any quarterly tender offer conducted by the Company until after the expiration of the applicable tender offer. In light of the foregoing, an investor may receive shares based on an NAV different than, or tender shares based on an NAV greater than, the NAV per share available publicly at the time the relevant investor submitted their purchase order or tendered their shares, as applicable.
There is a risk that investors in our shares may not receive distributions or that our distributions may decrease over time.
We may not achieve investment results that will allow us to make a specified or stable level of cash distributions and our distributions may decrease over time. In addition, due to the asset coverage test applicable to us as a BDC, we may be limited in our ability to make distributions.
The amount of any distributions we may make is uncertain. Our distributions may exceed our earnings, particularly during the period before we have substantially invested the net proceeds from our continuous offering of Common Shares. Therefore, portions of the distributions that we make may represent a return of capital to you that will reduce your tax basis in your shares and reduce the amount of funds we have for investment in targeted assets.
We may fund our cash distributions to holders of Common Shares or Preferred Shares from any sources of funds available to us, including offering proceeds, borrowings, net investment income from operations, capital gains proceeds from the sale of assets, non-capital gains proceeds from the sale of assets, dividends or other distributions paid to us on account of preferred and common equity investments in portfolio companies and fee and expense reimbursement waivers from the Adviser, if any. Our ability to pay distributions might be adversely affected by, among other things, the impact of one or more of the risk factors described in this annual report on Form 10-K. In addition, the inability to satisfy the asset coverage test applicable to us as a BDC may limit our ability to pay distributions. All distributions are and will be paid at the discretion of our Board of Trustees and will depend on our earnings, our financial condition, maintenance of our RIC status, compliance with applicable BDC regulations and such other factors as our Board of Trustees may deem relevant from time to time. We cannot assure you that we will continue to pay distributions to our shareholders in the future. In the event that we encounter delays in locating suitable investment opportunities, we may pay all or a substantial portion of our distributions from the proceeds of our continuous offering of Common Shares or from borrowings or sources other than cash flow from operations in anticipation of future cash flow, which may constitute a return of your capital. To the extent we make distributions to holders of Common Shares or Preferred Shares that include a return of capital, such portion of the distribution would constitute a return of your investment, rather than a return of earnings or gains derived from our investment activities, that would reduce your tax basis in our shares, which may result in increased tax liability to shareholders when they sell such shares.
We have not established any limit on the amount of funds we may use from available sources, such as borrowings, if any, or proceeds from the Private Offering, to fund distributions (which may reduce the amount of capital we ultimately invest in assets).
Any distributions made from sources other than cash flow from operations or relying on fee or expense reimbursement waivers, if any, from the Adviser are not based on our investment performance, and can only be sustained if we achieve positive investment performance in future periods and/or the Adviser continues to make such expense reimbursements, if any. The extent to which we pay distributions from sources other than cash flow from operations will depend on various factors, including the level of participation in our distribution reinvestment plan, how quickly we invest the proceeds from this and any future offering and the performance of our investments. Shareholders should also understand that our future repayments to the Adviser will reduce the distributions that they would otherwise receive. There can be no assurance that we will achieve such performance in order to sustain these distributions, or be able to pay distributions at all. The Adviser has no obligation to waive fees or receipt of expense reimbursements, if any.
Although we expect to adopt a share repurchase program, we have discretion to not repurchase your shares or to suspend the program.
If our Board of Trustees adopts a share repurchase program, it may amend or suspend the share repurchase program at any time in its discretion. You may not be able to sell your shares on a timely basis in the event our Board of Trustees amends or suspends the share repurchase program, absent a liquidity event, and we currently do not intend to undertake a liquidity event, and we are not obligated by our organizational documents or otherwise to effect a liquidity event at any time. We will notify you of such developments in our quarterly reports or other filings. If less than the full amount of Common Shares requested to be repurchased in any given repurchase offer are repurchased, funds will be allocated pro rata based on the total number of Common Shares being repurchased without regard to class. The share repurchase program has many limitations and should not be considered a guaranteed method to sell shares promptly or at a desired price.
The timing of our repurchase offers pursuant to our share repurchase program may be at a time that is disadvantageous to our shareholders.
In the event a shareholder chooses to participate in our share repurchase program, the shareholder will be required to provide us with notice of intent to participate prior to knowing what the NAV per share of the class of shares being repurchased will be on the repurchase date. Although a shareholder will have the ability to withdraw a repurchase request prior to the repurchase date, to the extent a shareholder seeks to sell shares to us as part of our periodic share repurchase program, the shareholder will be required to do so without knowledge of what the repurchase price of our shares will be on the repurchase date.
When we make repurchase offers pursuant to the share repurchase program, we may offer to repurchase Common Shares at a price that is lower than the price that you paid for the Common Shares. As a result, to the extent you have the ability to sell your Common Shares pursuant to our share repurchase program, the price at which you may sell Common Shares, which will be at a price equal to the NAV per share as of the last calendar day of the applicable quarter (subject to the Early Repurchase Deduction), may be lower than the amount you paid in connection with the purchase of Common Shares in the Private Offering.

The price at which we may repurchase Common Shares pursuant to our share repurchase program will be determined in accordance with the Adviser’s valuation policy and, as a result, there may be uncertainty as to the value of our Common Shares.
Since our Common Shares are not publicly traded, and we do not intend to list our Common Shares on a national securities exchange, the fair value of our Common Shares may not be readily determinable. Any repurchase of Common Shares pursuant to our share repurchase program will be at a price equal to the NAV per share as of the last calendar day of the applicable quarter, except that Common Shares that have not been outstanding for at least one year may be repurchased at 98% of such NAV. Inputs into the determination of fair value of our Common Shares require significant management judgment or estimation.
In connection with the determination of the fair value of our Common Shares, investment professionals from the Adviser may use valuations based upon our most recent financial statements and projected financial results. The participation of the Adviser’s investment professionals in our valuation process could result in a conflict of interest as the Adviser’s base management fee is based, in part, on our net assets and our incentive fees will be based, in part, on unrealized losses.
Economic events that may cause our shareholders to request that we repurchase their Common Shares may materially adversely affect our cash flow and our results of operations and financial condition.
Events affecting economic conditions in the United States and/or elsewhere or globally, including as a result of inflation or higher interest rates, actual or perceived instability in the U.S. banking system or market volatility, could cause our shareholders to seek to sell their Common Shares to us pursuant to our discretionary share repurchase program at a time when such events are adversely affecting the performance of our assets. Even if we decide to satisfy all resulting repurchase requests, our cash flow and liquidity could be materially adversely affected, and we may incur additional leverage. In addition, if we determine to sell assets to satisfy repurchase requests, we may not be able to realize the return on such assets that we may have been able to achieve had we sold at a more favorable time, and our results of operations and financial condition could be materially adversely affected.
A significant volume of repurchase requests in a given period may in the future cause requests to exceed the planned 5% quarterly limit under our discretionary share repurchase program, resulting in less than the full amount of repurchase requests being satisfied in such period.
Investors may fail to pay their undrawn Capital Commitment.
If an investor fails to pay any amount of its Capital Commitment when called, other investors who have an undrawn Capital Commitment may be required to fund their respective Capital Commitment sooner and in a greater amount (but not more than their undrawn Capital Commitment) than they otherwise would have absent such a default.
In addition, if funding of Capital Commitments by other investors and borrowings by the Company are inadequate to cover defaulted Capital Commitments, the Company may make fewer investments than if all investors had paid their contributions. Additionally, the Company may be forced to obtain substitute sources of liquidity by selling investments to meet the Company’s funding obligations. Such forced sales of investment assets by the Company may be at disadvantageous prices. In addition, if the Company is not able to obtain substitute sources of liquidity, the Company may default on its funding obligations.
It may be difficult to bring suit or foreclosure in non-U.S. countries.
Because the effectiveness of the judicial systems in the countries in which the Company may invest varies, the Company (or any portfolio company) may have difficulty in foreclosing or successfully pursuing claims in the courts of such countries, as compared to the United States or other countries. Further, to the extent the Company or a portfolio company may obtain a judgment but is required to seek its enforcement in the courts of one of these countries in which the Company invests, there can be no assurance that such courts will enforce such judgment. The laws of other countries often lack the sophistication and consistency found in the United States with respect to foreclosure, bankruptcy, corporate reorganization or creditors’ rights.
Any unrealized losses we experience on our portfolio may be an indication of future realized losses, which could reduce our income available for distribution.
As a BDC, we are required to carry our investments at market value or, if no market value is ascertainable, at the fair value as determined pursuant to policies adopted by the Adviser and subject to the oversight of our Board of Trustees. Decreases in the market value or fair value of our investments relative to amortized cost are and will be recorded as unrealized depreciation. Any unrealized losses in our portfolio could be an indication of a portfolio company’s inability to meet its repayment obligations to us with respect to the affected loans. This could result in realized losses in the future and ultimately in reductions of our income available for distribution in future periods. In addition, decreases in the market value or fair value of our investments will reduce our NAV.

We may not be able to obtain all required state licenses.
We may be required to obtain various state licenses in order to, among other things, originate commercial loans. Applying for and obtaining required licenses can be costly and take several months. There is no assurance that we will obtain all of the licenses that we need on a timely basis. Furthermore, we are and will be subject to various information and other requirements in order to obtain and maintain these licenses, and there is no assurance that we will satisfy those requirements. Our failure to obtain or maintain licenses might restrict investment options and have other adverse consequences.
ESG and Sustainability Risks
The Adviser will assess ESG risks on an investment-by-investment basis. The likely impacts of sustainability risks on the returns of the Company will depend on the Company’s exposure to investments that are vulnerable to sustainability risks and the materiality of the sustainability risks. The negative impacts of sustainability risks on the Company may be mitigated by the Adviser’s approach to integrating sustainability risks in its investment decision-making. However, there is no guarantee that these measures will mitigate or prevent sustainability risks from materializing in respect of the Company.
The likely impact on the returns of the Company from an actual or potential material decline in the value of an investment due to an ESG event or condition will vary and depend on several factors including, but not limited to, the type, extent, complexity and duration of the event or condition, prevailing market conditions and the existence of any mitigating factors.
The ESG information used to determine whether companies are managed and behave responsibly may be provided by third-party sources and is based on backward-looking analysis. The subjective nature of non-financial ESG criteria means a wide variety of outcomes are possible. The data may not adequately address material sustainability factors. The analysis is also dependent on companies disclosing relevant data and the availability of this data can be limited.
Certain ERISA-Related Risks
Investment in our Common Shares is open to employee benefit plans and other plans that are subject to ERISA and Section 4975 of the Code. We intend to conduct our affairs so that our assets should not be deemed to constitute “plan assets” under ERISA and the Plan Assets Regulation. In this regard, until such time as all classes of our equity securities are considered “publicly-offered securities” within the meaning of the Plan Assets Regulation, the Company will endeavor to limit investment in our Common Shares and each other class of our equity interests by “benefit plan investors” to less than 25% of the total value of each class of our equity securities, as calculated in accordance with the Plan Assets Regulation, and based upon assurances provided by investors.
If the assets of the Company were deemed to be “plan assets” under the Plan Assets Regulation, the obligations and other responsibilities of sponsors, fiduciaries and administrators of employee benefit plans and other plans that are subject to ERISA and Section 4975 of the Code, and of parties in interest and disqualified persons, under Parts 1 and 4 of Subtitle B of Title I of ERISA and Section 4975 of the Code, as applicable, may be expanded, and there may be an increase in their liability under these and other provisions of ERISA and the Code (except to the extent (if any) that a favorable statutory or administrative exemption or exception applies); in addition, various providers of fiduciary or other services to the entity, and any other parties with authority or control with respect to the entity, could be deemed to be plan fiduciaries or otherwise parties in interest or disqualified persons by virtue of their provision of such services (and there could be an improper delegation of authority to such providers). Among other consequences, if the assets of the Company were deemed to be “plan assets,” this would result, among other things, in (i) the application of the prudence and other fiduciary responsibility standards of ERISA to investments made by the Company, and (ii) the possibility that certain transactions in which the Company might seek to engage could constitute “prohibited transactions” under ERISA and Section 4975 of the Code. If a prohibited transaction occurs for which no exemption is available, the Adviser and/or any other fiduciary that has engaged in the prohibited transaction could be required to (i) restore to the applicable plan any profit realized on the transaction and (ii) reimburse the benefit plan investor (as defined in the Plan Assets Regulation) for any losses suffered by the benefit plan investor as a result of the investment. In addition, each disqualified person (within the meaning of Section 4975 of the Code) involved could be subject to an excise tax equal to 15% of the amount involved in the prohibited transaction for each year the transaction continues and, unless the transaction is corrected within statutorily required periods, to an additional tax of 100%. Fiduciaries of benefit plan investors who decide to invest in the Company could, under certain circumstances, be liable for prohibited transactions or other violations as a result of their investment in the Company or as co-fiduciaries for actions taken by or on behalf of the Company or the Adviser. With respect to an IRA that invests in the Company, the occurrence of a prohibited transaction involving the individual who established the IRA, or his or her beneficiaries, would cause the IRA to lose its tax-exempt status.

Risks Related to Our Investments
Our investments in prospective portfolio companies may be risky, and we could lose all or part of our investment.
Our investments in first lien, senior secured loans, senior secured bonds, ABF Investments and, to a lesser extent, subordinated debt and equity of private U.S. companies, including middle-market companies, may be risky and there is no limit on the amount of any such investments in which we may invest.
First Lien, Senior Secured Loans and Senior Secured Bonds. There is a risk that any collateral pledged by portfolio companies in which we have taken a security interest may decrease in value over time or lose its entire value, may be difficult to sell in a timely manner, may be difficult to appraise and may fluctuate in value based upon the success of the business and market conditions, including as a result of the inability of the portfolio company to raise additional capital. To the extent our debt investment is collateralized by the securities of a portfolio company’s subsidiaries, such securities may lose some or all of their value in the event of the bankruptcy or insolvency of the portfolio company. Also, in some circumstances, our security interest may be contractually or structurally subordinated to claims of other creditors. In addition, deterioration in a portfolio company’s financial condition and prospects, including its inability to raise additional capital, may be accompanied by deterioration in the value of the collateral for the debt. Secured debt that is under-collateralized involves a greater risk of loss. Consequently, the fact that debt is secured does not guarantee that we will receive principal and interest payments according to the debt’s terms, or at all, or that we will be able to collect on the debt should we be forced to enforce our remedies.
Investments in Asset-Based Finance Opportunities. We intend to invest up to 30% of our total assets (net assets plus borrowings for investment purposes) in ABF Investments through joint ventures, investment platforms, private investment funds or other business entities that provide one or more of the following services: origination or sourcing of potential investment opportunities, due diligence and negotiation of potential investment opportunities and/or servicing, development and management (including turnaround) and disposition of investments. Such investments may be in or alongside existing or newly formed operators, consultants and/or managers that pursue such opportunities and may or may not include capital and/or assets contributed by third party investors. Such investments may include opportunities to direct-finance physical assets, such as airplanes and ships, and/or operating assets, such as financial service entities, as opposed to investment securities, or to invest in origination and/or servicing platforms directly. In valuing our investments, we rely primarily on information provided by operators, consultants and/or managers. Valuations of illiquid securities involve various judgments and consideration of factors that may be subjective. There is a risk that inaccurate valuations could adversely affect the value of our Common Shares. We may not be able to promptly withdraw our investment in these ABF Investment opportunities, which may result in a loss to us and adversely affect our investment returns.
Subordinated Debt. Any subordinated debt investments we make will generally rank junior in priority of payment to senior debt and will generally be unsecured. This may result in a heightened level of risk and volatility or a loss of principal, which could lead to the loss of the entire investment. These investments may involve additional risks that could adversely affect our investment returns. To the extent interest payments associated with such debt are deferred, such debt may be subject to greater fluctuations in valuations, and such debt could subject us and our shareholders to non-cash income. Because we will not receive any principal repayments prior to the maturity of some of our subordinated debt investments, such investments will be of greater risk than amortizing loans.
Equity and Equity-Related Securities. We may make select equity investments. In addition, in connection with our debt investments, we on occasion may receive equity interests such as warrants or options as additional consideration. The equity interests we receive may not appreciate in value and, in fact, may decline in value. Accordingly, we may not be able to realize gains from our equity interests, and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses we experience.
Convertible Securities. We may invest in convertible securities, such as bonds, debentures, notes, preferred stocks or other securities that may be converted into, or exchanged for, a specified amount of common stock of the same or different issuer within a particular period of time at a specified price or formula. A convertible security may be subject to redemption at the option of the issuer at a price established in the convertible security’s governing instrument. If a convertible security held by us is called for redemption, it will be required to permit the issuer to redeem the security, convert it into the underlying common stock or sell it to a third party. Any of these actions could have an adverse effect on our ability to achieve our investment objective.
Preferred Securities. Investments in preferred securities involve certain risks. Certain preferred securities contain provisions that allow an issuer under certain conditions to skip or defer distributions. If the Company owns a preferred security that is deferring its distribution, the Company may be required to include the amount of the deferred distribution in its taxable income for tax purposes although it does not currently receive such amount in cash. In order to receive the special treatment accorded to RICs and their shareholders under the Code and to avoid U.S. federal income and/or excise taxes at the Company level, the Company may be required to distribute this income to shareholders in the tax year in which the income is recognized (without a corresponding receipt of cash). Therefore, the Company may be required to pay out as an income distribution in any such tax year an amount greater than the total amount of cash income the Company actually received, and to sell portfolio securities, including at potentially disadvantageous times or prices, to obtain cash needed for these income distributions. Preferred securities often are subject to legal provisions that allow for redemption in the event of certain tax or legal changes or at the issuer’s call. In the event of redemption, the Company may not be able to reinvest the proceeds at comparable rates of return. Preferred securities are subordinated to bonds and other debt securities in an issuer’s capital structure in terms of priority for corporate income and liquidation payments, and therefore will be subject to greater credit risk than those debt securities. Preferred securities may trade less frequently and in a more limited volume and may be subject to more abrupt or erratic price movements than many other securities, such as common stocks, corporate debt securities and U.S. government securities.
Non-U.S. Securities. We may invest in non-U.S. securities, which may include securities denominated in U.S. dollars or in non-U.S. currencies, to the extent permitted by the 1940 Act. Because evidence of ownership of such securities usually is held outside the United States, we would be subject to additional risks if we invested in non-U.S. securities, which include possible adverse political and economic developments, seizure or nationalization of foreign deposits and adoption of governmental restrictions, which might adversely affect or restrict the payment of principal and interest on the non-U.S. securities to shareholders located outside the country of the issuer, whether from currency blockage or otherwise. Because non-U.S. securities may be purchased with and payable in foreign currencies, the value of these assets as measured in U.S. dollars may be affected unfavorably by changes in currency rates and exchange control regulations. In addition, investing in securities of companies in emerging markets involves many risks, including potential inflationary economic environments, regulation by foreign governments, different accounting standards, political uncertainties and economic, social, political, financial, tax and security conditions in the applicable emerging market, any of which could negatively affect the value of companies in emerging markets or investments in their securities.
Structured Products. We may invest in structured products, which may include collateralized debt obligations, collateralized bond obligations, collateralized loan obligations, structured notes and credit-linked notes. When investing in structured products, we may invest in any level of the subordination chain, including subordinated (lower-rated) tranches and residual interests (the lowest tranche). Structured products may be highly levered and therefore, the junior debt and equity tranches that we may invest in are subject to a higher risk of total loss and deferral or nonpayment of interest than the more senior tranches to which they are subordinated. In addition, we will generally have the right to receive payments only from the issuer or counterparty, and will generally not have direct rights against the underlying borrowers or entities. Furthermore, the investments we make in structured products are at times thinly traded or have only a limited trading market. As a result, investments in such structured products may be characterized as illiquid securities.
Derivatives and Other Similar Instruments. We may invest from time to time in derivatives and other similar instruments (referred to collectively in this section as “derivatives”), including total return swaps, interest rate swaps, credit default swaps and foreign currency forward contracts. Derivative investments have risks, including but not limited to: the imperfect correlation between the value of such instruments and our underlying assets, which creates the possibility that the loss on such instruments may be greater than the gain in the value of the underlying assets in our portfolio; the loss of principal; the risk from potential adverse market movements in relation to our derivatives positions, or the risk that markets could experience a change in volatility that adversely impacts our portfolio returns and our obligations and exposures; the possible default of the counterparty to the transaction; and illiquidity of the derivative investments. If a counterparty becomes bankrupt or otherwise fails to perform its obligations under a derivative contract due to financial difficulties, we may experience significant delays in obtaining any recovery under the derivative contract in a bankruptcy or other reorganization proceeding, or may not recover at all. In addition, in the event of the insolvency of a counterparty to a derivative transaction, the derivative contract would typically be terminated at its fair market value. If we are owed this fair market value in the termination of the derivative contract and our claim is unsecured, we will be treated as a general creditor of such counterparty and will not have any claim with respect to the underlying security. Counterparty risk also refers to the related risks of having concentrated exposure to such a counterparty. Derivative investments in which we may invest may, in certain circumstances, give rise to a form of financial leverage, which may magnify the risk of loss. The ability to successfully use derivative investments depends on the ability of the Adviser to predict pertinent market movements, which cannot be assured. In addition, amounts paid by us as premiums and cash or other assets held in margin accounts with respect to our derivative investments would not be available to it for other investment purposes, which may result in lost opportunities for gain. Changes in the value of a derivative may also create margin delivery or settlement payment obligations. Derivative investments are also subject to operational and legal risks. Operational risk generally refers to risk related to potential operational issues, including documentation issues, settlement issues, system failures, inadequate controls, and human errors. Legal risk generally refers to insufficient documentation, insufficient capacity or authority of counterparty, or legality or enforceability of a contract.
Below Investment Grade Risk. In addition, we intend to invest in securities that are rated below investment grade by rating agencies or that would be rated below investment grade if they were rated. Below investment grade securities, which are often referred to as “junk,” have predominantly speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal. They may also be difficult to value and illiquid. The major risks of below investment grade securities include:
•     Below investment grade securities may be issued by less creditworthy issuers. Issuers of below investment grade securities may have a larger amount of outstanding debt relative to their assets than issuers of investment grade securities. In the event of an issuer’s bankruptcy, claims of other creditors may have priority over the claims of holders of below investment grade securities, leaving few or no assets available to repay holders of below investment grade securities.
•     Prices of below investment grade securities are subject to extreme price fluctuations. Adverse changes in an issuer’s industry and general economic conditions may have a greater impact on the prices of below investment grade securities than on other higher-rated fixed-income securities.
•     Issuers of below investment grade securities may be unable to meet their interest or principal payment obligations because of an economic downturn, specific issuer developments or the unavailability of additional financing.
•     Below investment grade securities will frequently have redemption features that permit an issuer to repurchase the security from us before it matures. If the issuer redeems below investment grade securities, we may have to invest the proceeds in securities with lower yields and may lose income.
•     Below investment grade securities may be less liquid than higher-rated fixed-income securities, even under normal economic conditions. There are fewer dealers in the below investment grade securities market, and there may be significant differences in the prices quoted by the dealers. Judgment may play a greater role in valuing these securities and we may be unable to sell these securities at an advantageous time or price.
•     We may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms with a defaulting issuer.
•     The credit rating of a high-yield security does not necessarily address its market value risk. Ratings and market value may change from time to time, positively or negatively, to reflect new developments regarding the issuer.
“Covenant-lite” Obligations. We may invest in, or obtain exposure to, obligations that may be “covenant-lite,” which means such obligations lack certain financial maintenance covenants. While these loans may still contain other collateral protections, a covenant-lite loan may carry more risk than a covenant-heavy loan made by the same borrower, as it does not require the borrower to provide affirmation that certain specific financial tests have been satisfied on a routine basis as is required under a covenant-heavy loan agreement. Should a loan we hold begin to deteriorate in quality, our ability to negotiate with the borrower may be delayed under a covenant-lite loan compared to a loan with full maintenance covenants. This may in turn delay our ability to seek to recover its investment.
Asset-backed securities and structured products present additional risks.
We invest and will invest significantly in opportunities to directly finance certain financial and hard assets including asset-backed securities, or ABSs, and other structured products, which are securities and instruments backed by mortgages, including commercial mortgage-backed securities, trade claims, installment sale contracts, credit card receivables or other assets and which include collateralized debt obligations. The investment characteristics of ABSs differ from traditional debt securities. Among the major differences are that interest and principal payments are often made more frequently, for example monthly, and that the principal can be prepaid at any time because the underlying loans or other assets generally can be prepaid at any time. ABSs are not secured by an interest in the related collateral. Credit card receivables, for example, are generally unsecured and the debtors are entitled to the protection of a number of consumer loan laws, many of which give such debtors the right to set off certain amounts owed on the credit cards, thereby reducing the balance due. Most issuers of ABSs backed by automobile receivables permit the servicers to retain possession of the underlying obligations. If the servicer were to sell these obligations to another party, there is a risk that the purchaser would acquire an interest superior to that of the holders of the related ABSs. In addition, because of the large number of vehicles involved in a typical issuance and technical requirements under state laws, the trustee for the holders of the ABSs could not have a proper security interest in all of the obligations backing such ABSs. Therefore, there is a possibility that recoveries on repossessed collateral will not, in some cases, be available to support payments on these securities. The risk of investing in ABSs is ultimately dependent upon payment of consumer loans by the debtor. The collateral supporting ABSs is of shorter maturity than certain other types of loans and is less likely to experience substantial prepayments. ABSs are often backed by pools of any variety of assets, including, for example, leases, mobile home loans and aircraft leases, which represent the obligations of a number of different parties and use credit enhancement techniques such as letters of credit, guarantees or preference rights. The value of an ABS is affected by changes in the market’s perception of the asset backing the security and the creditworthiness of the servicing agent for the loan pool, the originator of the loans or the financial institution providing any credit enhancement as well as by the expiration or removal of any credit enhancement.
In addition, investments in subordinated ABSs involve greater credit risk of default than the senior classes of the issue or series. Default risks are further pronounced in the case of ABSs secured by, or evidencing an interest in, a relatively small or less diverse pool of underlying loans. Certain subordinated securities absorb all losses from default before any other class of securities is at risk, particularly if such securities have been issued with little or no credit enhancement equity. Such securities, therefore, possess some of the attributes typically associated with equity investments.

International investments create additional risks.
We expect to make investments in portfolio companies that are domiciled outside of the United States. We anticipate that up to 30% of our investments may be in these types of assets. Our investments in foreign portfolio companies are deemed “non-qualifying assets,” which means, as required by the 1940 Act, they, along with other non-qualifying assets, may not constitute more than 30% of our total assets at the time of our acquisition of any asset, after giving effect to the acquisition. Notwithstanding the limitation on our ownership of foreign portfolio companies, such investments subject us to many of the same risks as our domestic investments, as well as certain additional risks, including the following:
•     foreign governmental laws, rules and policies, including those restricting the ownership of assets in the foreign country or the repatriation of profits from the foreign country to the United States;
•     foreign currency devaluations that reduce the value of and returns on our foreign investments;
•     adverse changes in the availability, cost and terms of investments due to the varying economic policies of a foreign country in which we invest;
•     adverse changes in tax rates, the tax treatment of transaction structures and other changes in operating expenses of a particular foreign country in which we invest;
•     the assessment of foreign-country taxes (including withholding taxes, transfer taxes and value added taxes, any or all of which could be significant) on income or gains from our investments in the foreign country;
•     adverse changes in foreign-country laws, including those relating to taxation, bankruptcy and ownership of assets;
•     changes that adversely affect the social, political and/or economic stability of a foreign country in which we invest;
•     high inflation in the foreign countries in which we invest, which could increase the costs to us of investing in those countries;
•     deflationary periods in the foreign countries in which we invest, which could reduce demand for our assets in those countries and diminish the value of such investments and the related investment returns to us; and
•     legal and logistical barriers in the foreign countries in which we invest that materially and adversely limit our ability to enforce our contractual rights with respect to those investments.
In addition, we may make investments in countries whose governments or economies may prove unstable. Certain of the countries in which we may invest may have political, economic and legal systems that are unpredictable, unreliable or otherwise inadequate with respect to the implementation, interpretation and enforcement of laws protecting asset ownership and economic interests. In some of the countries in which we may invest, there may be a risk of nationalization, expropriation or confiscatory taxation, which may have an adverse effect on our portfolio companies in those countries and the rates of return that we are able to achieve on such investments. We may also lose the total value of any investment which is nationalized, expropriated or confiscated. The financial results and investment opportunities available to us, particularly in developing countries and emerging markets, may be materially and adversely affected by any or all of these political, economic and legal risks.
We are subject to certain risks related to the Warehousing Transaction.
We may not be able to consummate or realize the anticipated benefits from the Warehousing Transaction. Under the Warehousing Transaction, we have agreed to purchase assets from the Financing Provider at prices based on cost plus adjustments, fees or other amounts designed to compensate the Financing Provider for holding the assets before we purchase them from the Financing Provider. As a result, we will pay additional costs in connection with acquiring assets through the Warehousing Transaction compared to purchasing them directly.
The purchase of assets from the Financing Provider will be at prices determined under the Cliffwater Facility Agreement (as defined below) regardless of the assets’ market prices at the time of acquisition. As a result, we may pay more or less than the current market value of such assets when we acquire them. We may purchase such assets even if they are in default.
We may not be able to raise sufficient funds to purchase all of the assets in the Warehousing Transaction. In such case, we may determine to purchase some but not all of the assets held by the Financing Provider. There is no guarantee that the assets we purchase through the Warehousing Transaction will ultimately be the best performing assets of those available. Even if we have sufficient funds to purchase the assets in the Warehousing Transaction, we may not have sufficient funds to make other investments. We may also borrow to obtain funds necessary to purchase assets in the Warehousing Transaction. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Off-Balance Sheet Arrangements – Warehousing Transaction.”

Our investments in private investment funds, including hedge funds, private equity funds, limited liability companies and other business entities, subject us indirectly to the underlying risks of such private investment funds and additional fees and expenses.
We may invest in private investment funds, including hedge funds, private equity funds, limited liability companies and other business entities which would be required to register as investment companies but for an exemption under Sections 3(c)(1) and 3(c)(7) of the 1940 Act. Our investments in private funds are subject to substantial risks. Investments in such private investment funds expose us to the risks associated with the businesses of such funds or entities as well as such private investment funds’ portfolio companies. These private investment funds may or may not be registered investment companies and, thus, may not be subject to protections afforded by the 1940 Act, covering, among other areas, liquidity requirements, governance by an independent board, affiliated transaction restrictions, leverage limitations, public disclosure requirements and custody requirements.
We rely primarily on information provided by managers of private investment funds in valuing our investments in such funds. There is a risk that inaccurate valuations provided by managers of private investment funds could adversely affect the value of our Common Shares. In addition, there can be no assurance that a manager of a private investment fund will provide advance notice of any material change in such private investment fund’s investment program or policies and thus, our investment portfolio may be subject to additional risks which may not be promptly identified by the Adviser. Moreover, we may not be able to withdraw our investments in certain private investment funds promptly after we make a decision to do so, which may result in a loss to us and adversely affect our investment returns.
Investments in the securities of private investment funds may also involve duplication of advisory fees and certain other expenses. By investing in private investment funds indirectly through us, you bear a pro rata portion of our advisory fees and other expenses, and also indirectly bear a pro rata portion of the advisory fees, performance-based allocations and other expenses borne by us as an investor in the private investment funds. In addition, the purchase of the shares of some private investment funds requires the payment of sales loads and (in the case of closed-end investment companies) sometimes substantial premiums above the value of such investment companies’ portfolio securities.
In addition, certain private investment funds may not provide us with the liquidity we require and would thus subject us to liquidity risk. Further, even if an investment in a private investment fund is deemed liquid at the time of investment, the private investment fund may, in the future, alter the nature of our investments and cease to be a liquid investment fund, subjecting us to liquidity risk.
Our portfolio companies may incur debt that ranks equally with, or senior to, our investments in such companies.
Our portfolio companies may have, or may be permitted to incur, other debt that ranks equally with, or senior to, the debt in which we invest. By their terms, such debt instruments may entitle the holders to receive payment of interest or principal on or before the dates on which we are entitled to receive payments with respect to the debt instruments in which we invest. Also, in the event of insolvency, liquidation, dissolution, reorganization or bankruptcy of a portfolio company, holders of debt instruments ranking senior to our investment in that portfolio company would typically be entitled to receive payment in full before we receive any proceeds. After repaying such senior creditors, such portfolio company may not have any remaining assets to use for repaying its obligation to us. In the case of debt ranking equally with debt instruments in which we invest, we would have to share on an equal basis any distributions with other creditors holding such debt in the event of an insolvency, liquidation, dissolution, reorganization or bankruptcy of the relevant portfolio company.
There may be circumstances where our debt investments could be subordinated to claims of other creditors or we could be subject to lender liability claims.
If one of our portfolio companies were to file for bankruptcy, depending on the facts and circumstances, including the extent to which we actually provided managerial assistance to that portfolio company, a bankruptcy court might re-characterize our debt investment and subordinate all or a portion of our claim to that of other creditors. We may also be subject to lender liability claims for actions taken by us with respect to a borrower’s business or instances where we exercise control over the borrower.
We generally will not control our portfolio companies.
We do not control most of our portfolio companies, even though we may have board representation or board observation rights, and our debt agreements with such portfolio companies may contain certain restrictive covenants. As a result, we are subject to the risk that a portfolio company in which we invest may make business decisions with which we disagree and the management of such company, as representatives of the holders of the company’s common equity, may take risks or otherwise act in ways that do not serve our interests as debt investors. Due to the lack of liquidity for our investments in non-traded companies, we may not be able to dispose of our interests in our portfolio companies as readily as we would like or at an appropriate valuation. As a result, a portfolio company may make decisions that could decrease the value of our portfolio holdings.

Declines in market values or fair market values of our investments could result in significant net unrealized depreciation of our portfolio, which in turn would reduce our net asset value.
Under the 1940 Act, we are required to carry our investments at market value or, if no market value is ascertainable, at fair value as determined pursuant to policies adopted by the Adviser and subject to the oversight of our Board of Trustees. While most of our investments are not publicly traded, applicable accounting standards require us to assume as part of our valuation process that our investments are sold in a principal market to market participants (even if we plan on holding an investment through its maturity) and impairments of the market values or fair market values of our investments, even if unrealized, must be reflected in our financial statements for the applicable period as unrealized depreciation, which could result in a significant reduction to our NAV for a given period.
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
Because we incur indebtedness and have issued the Series A Preferred Shares to make investments, our net investment income is dependent, in part, upon the difference between the rate at which we borrow funds or pay interest on any debt securities, or pay distributions on Preferred Shares, and the rate at which we invest these funds. Any increases in interest rates will make it more expensive to use debt to finance our investments and to refinance any financing arrangements. In addition, certain of our financing arrangements provide for adjustments in the loan interest rate along with changes in market interest rates. Therefore, in periods of rising interest rates, our cost of funds will increase, which could materially reduce our net investment income. Any reduction in the level of interest rates on new investments relative to interest rates on our current investments could also adversely impact our net investment income.
We have and may continue to structure the majority of our debt investments with floating interest rates to position our portfolio more favorably for rate increases. However, there can be no assurance that this will successfully mitigate our exposure to interest rate risk. For example, in rising interest rate environments, payments under floating rate debt instruments generally would rise and there may be a significant number of issuers of such floating rate debt instruments that would be unable or unwilling to pay such increased interest costs and may otherwise be unable to repay their loans. Rising interest rates could also cause portfolio companies to shift cash from other productive uses to the payment of interest, which may have a material adverse effect on their business and operations and could, over time, lead to increased defaults. Investments in floating rate debt instruments may also decline in value in response to rising interest rates if the interest rates of such investments do not rise as much, or as quickly, as market interest rates in general. Similarly, during periods of rising interest rates, our fixed rate investments may decline in value because the fixed rate of interest paid thereunder may be below market interest rates.
Following their publication on June 30, 2023, no settings of the London Interbank Offered Rate, or LIBOR, continue to be published on a representative basis and publication of many non-U.S. dollar LIBOR settings has been entirely discontinued. On July 29, 2021, the U.S. Federal Reserve System, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, formally recommended replacing U.S.-dollar LIBOR with SOFR, a new index calculated by short-term repurchase agreements, backed by Treasury securities. In April 2018, the Bank of England began publishing its proposed alternative rate, the Sterling Overnight Index Average, or SONIA. Each of SOFR and SONIA significantly differ from LIBOR, both in the actual rate and how it is calculated. Further, on March 15, 2022, the Consolidation Appropriations Act of 2022, which includes the Adjustable Interest Rate (LIBOR) Act, or the LIBOR Act, was signed into law in the United States. This legislation establishes a uniform benchmark replacement process for certain financial contracts that mature after June 30, 2023 that do not contain clearly defined or practicable LIBOR fallback provisions. The legislation also creates a safe harbor that shields lenders from litigation if they choose to utilize a replacement rate recommended by the Board of Governors of the Federal Reserve System.
In addition, the U.K. Financial Conduct Authority, or the FCA, which regulates the publisher of LIBOR (ICE Benchmark Administration), has announced that it will require the continued publication of the one-, three- and six-month tenors of U.S.-dollar LIBOR on a non-representative synthetic basis until the end of September 2024, which may result in certain non-U.S. law-governed contracts and U.S. law-governed contracts not covered by the federal legislation remaining on synthetic U.S.-dollar LIBOR until the end of this period. Although the transition process away from LIBOR has become increasingly well-defined (e.g. the LIBOR Act now provides a uniform benchmark replacement for certain LIBOR-based instruments in the United States), the transition process is complex, and it could cause a disruption in the credit markets generally and could have adverse impacts on our business, financial condition and results of operations, including, among other things, increased volatility or illiquidity in markets for instruments that continue to rely on LIBOR or which have been transitioned away from LIBOR to a different rate like SOFR and, in any case, could result in a reduction in the value of certain of our investments.
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
Any second priority liens on collateral securing debt investments that we make to our portfolio companies may be subject to control by senior creditors with first priority liens. If there is a default, the value of the collateral may not be sufficient to repay in full both the first priority creditors and us.
Certain debt investments that we make to portfolio companies may be secured on a second priority basis by the same collateral securing first priority debt of such companies. The first priority liens on the collateral will secure the portfolio company’s obligations under any outstanding senior debt and may secure certain other future debt that may be permitted to be incurred by the company under the agreements governing the loans. The holders of obligations secured by the first priority liens on the collateral will generally control the liquidation of and be entitled to receive proceeds from any realization of the collateral to repay their obligations in full before us. In addition, the value of the collateral in the event of liquidation will depend on market and economic conditions, the availability of buyers and other factors. There can be no assurance that the proceeds, if any, from the sale or sales of all of the collateral would be sufficient to satisfy the debt obligations secured by the second priority liens after payment in full of all obligations secured by the first priority liens on the collateral. If such proceeds are not sufficient to repay amounts outstanding under the debt obligations secured by the second priority liens, then we, to the extent not repaid from the proceeds of the sale of the collateral, will only have an unsecured claim against the company remaining assets, if any.
We may also make unsecured debt investments in portfolio companies, meaning that such investments will not benefit from any interest in collateral of such companies. Liens on such portfolio companies’ collateral, if any, will secure the portfolio company’s obligations under its outstanding secured debt and may secure certain future debt that is permitted to be incurred by the portfolio company under its secured debt agreements. The holders of obligations secured by such liens will generally control the liquidation of, and be entitled to receive proceeds from, any realization of such collateral to repay their obligations in full before we are so entitled. In addition, the value of such collateral in the event of liquidation will depend on market and economic conditions, the availability of buyers and other factors. There can be no assurance that the proceeds, if any, from sales of such collateral would be sufficient to satisfy its unsecured debt obligations after payment in full of all secured debt obligations. If such proceeds were not sufficient to repay the outstanding secured debt obligations, then its unsecured claims would rank equally with the unpaid portion of such secured creditors’ claims against the portfolio company’s remaining assets, if any.
The rights we may have with respect to the collateral securing the debt investments we make to our portfolio companies with senior debt outstanding may also be limited pursuant to the terms of one or more intercreditor agreements that we enter into with the holders of senior debt. Under such an intercreditor agreement, at any time that obligations that have the benefit of the first priority liens are outstanding, any of the following actions that may be taken in respect of the collateral will be at the direction of the holders of the obligations secured by the first priority liens: the ability to cause the commencement of enforcement proceedings against the collateral; the ability to control the conduct of such proceedings; the approval of amendments to collateral documents; releases of liens on the collateral; and waivers of past defaults under collateral documents. We may not have the ability to control or direct such actions, even if our rights are adversely affected.
Economic recessions or downturns or restrictions on trade could impair our portfolio companies and adversely affect our operating results.
Many of our portfolio companies may be susceptible to economic recessions or downturns and may be unable to repay our debt investments during these periods. Therefore, our non-performing assets are likely to increase, and the value of our portfolio is likely to decrease during these periods. Adverse economic conditions may also decrease the value of any collateral securing our senior secured debt. A prolonged recession may further decrease the value of such collateral and result in losses of value in our portfolio and a decrease in our revenues, net income and NAV. Certain of our portfolio companies may also be impacted by tariffs or other matters affecting international trade. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us on terms we deem acceptable. These events could prevent us from increasing investments and adversely affect our operating results.
Economic downturns or recessions may also result in a portfolio company’s failure to satisfy financial or operating covenants imposed by us or other lenders, which could lead to defaults and, potentially, acceleration of the time when the loans are due and foreclosure on its assets representing collateral for its obligations, which could trigger cross defaults under other agreements and jeopardize our portfolio company’s ability to meet its obligations under the debt that we hold and the value of any equity securities we own. We may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms with a defaulting portfolio company.
Changes to United States tariff and import/export regulations may have a negative effect on our portfolio companies.
There have been significant changes to United States trade policies, treaties and tariffs, and in the future there may be additional significant changes. These and any future developments, and continued uncertainty surrounding trade policies, treaties and tariffs, may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global trade and, in particular, trade between the impacted nations and the United States. Any of these factors could depress economic activity and restrict our portfolio companies’ access to suppliers or customers and could have material adverse effects on our business, financial condition and results of operations.
Inflation may adversely affect the business, results of operations and financial condition of our portfolio companies.
Certain of our portfolio companies are in industries that may be impacted by inflation. If such portfolio companies are unable to pass any increases in their costs of operations along to their customers, it could adversely affect their operating results and impact their ability to pay interest and principal on our loans, particularly if interest rates rise in response to inflation. In addition, any projected future decreases in our portfolio companies’ operating results due to inflation could adversely impact the fair value of those investments. Any decreases in the fair value of our investments could result in future realized or unrealized losses and therefore reduce our net assets resulting from operations.
A covenant breach or other default by our portfolio companies may adversely affect our operating results.
A portfolio company’s failure to satisfy financial or operating covenants imposed by us or other lenders could lead to defaults and, potentially, termination of its loans and foreclosure on its secured assets, which could trigger cross-defaults under other agreements and jeopardize a portfolio company’s ability to meet its obligations under the debt or equity securities that we hold. We may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms, which may include the waiver of certain financial covenants, with a defaulting portfolio company. In addition, lenders in certain cases can be subject to lender liability claims for actions taken by them when they become too involved in the borrower’s business or exercise control over a borrower. It is possible that we could become subject to a lender’s liability claim, including as a result of actions taken if we render significant managerial assistance to the borrower. Furthermore, if one of our portfolio companies were to file for bankruptcy protection, a bankruptcy court might re-characterize our debt holding and subordinate all or a portion of our claim to claims of other creditors, even though we may have structured our investment as senior secured debt. The likelihood of such a re-characterization would depend on the facts and circumstances, including the extent to which we provided managerial assistance to that portfolio company.
Our portfolio companies may be highly leveraged.
Some of our portfolio companies may be highly leveraged, which may have adverse consequences to these companies and to us as an investor. These companies may be subject to restrictive financial and operating covenants and the leverage may impair these companies’ ability to finance their future operations and capital needs. As a result, these companies’ flexibility to respond to changing business and economic conditions and to take advantage of business opportunities may be limited. Further, a leveraged company’s income and net assets will tend to increase or decrease at a greater rate than if borrowed money were not used.
Investing in large private U.S. borrowers may limit the Company’s ability to achieve high growth rates during times of economic expansion.
Investing in originated assets made to large private U.S. borrowers may result in the Company underperforming other segments of the market, particularly during times of economic expansion, because large private U.S. borrowers may be less responsive to competitive challenges and opportunities in the financial markets. As a result, the Company’s value may not rise at the same rate, if at all, as other funds that invest in smaller market capitalization companies that are more capable of responding to economic and industrial changes.
Investing in middle-market companies involves a number of significant risks, any one of which could have a material adverse effect on our operating results.
Investments in middle-market companies involve some of the same risks that apply generally to investments in larger, more established companies. However, such investments have more pronounced risks in that middle-market companies:
•     may have limited financial resources and may be unable to meet the obligations under their debt securities that we hold, which may be accompanied by a deterioration in the value of any collateral pledged under such securities and a reduction in the likelihood of us realizing any guarantees we may have obtained in connection with our investment;

•     frequently have shorter operating histories, narrower product lines and smaller market shares than larger businesses, which tends to render them more vulnerable to competitors’ actions and changing market conditions, as well as general economic downturns;
•     are more likely to depend on the management talents and efforts of a small group of persons; therefore, the death, disability, resignation or termination of one or more of these persons could have a material adverse impact on our portfolio company and, in turn, on us;
•     generally have less predictable operating results, may from time to time be parties to litigation, may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence and may require substantial additional capital to support their operations, finance expansion or maintain their competitive position. In addition, our executive officers, Trustees and members of the Adviser may, in the ordinary course of business, be named as defendants in litigation arising from our investments in the portfolio companies; and
•     may have difficulty accessing the capital markets to meet future capital needs, which may limit their ability to grow or to repay their outstanding indebtedness upon maturity.
We may not realize gains from our equity investments.
Certain investments that we may make could include warrants or other equity securities. In addition, we may make direct equity investments in portfolio companies. Our goal is ultimately to realize gains upon our disposition of such equity interests. However, the equity interests we receive may not appreciate in value and, in fact, may decline in value. Accordingly, we may not be able to realize gains from our equity interests, and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses we experience. We also may be unable to realize any value if a portfolio company does not have a liquidity event, such as a sale of the business, recapitalization or public offering, which would allow us to sell the underlying equity interests. We intend to seek puts or similar rights to give us the right to sell our equity securities back to the portfolio company issuer. We may be unable to exercise these put rights for the consideration provided in our investment documents if the issuer is in financial distress.
An investment strategy focused primarily on privately held companies presents certain challenges, including, but not limited to, the lack of available information about these companies.
We intend to invest primarily in privately held companies. Investments in private companies pose significantly greater risks than investments in public companies. First, private companies have reduced access to the capital markets, resulting in diminished capital resources and the ability to withstand financial distress. Second, the depth and breadth of experience of management in private companies tends to be less than that at public companies, which makes such companies more likely to depend on the management talents and efforts of a smaller group of persons and/or persons with less depth and breadth of experience. Therefore, the decisions made by such management teams and/or the death, disability, resignation or termination of one or more of these persons could have a material adverse impact on our investments and, in turn, on us. Third, the investments themselves tend to be less liquid. As such, we may have difficulty exiting an investment promptly or at a desired price prior to maturity or outside of a normal amortization schedule. As a result, the relative lack of liquidity and the potential diminished capital resources of our target portfolio companies may affect our investment returns. Fourth, limited public information generally exists about private companies. Fifth, these companies may not have third-party debt ratings or audited financial statements. We must therefore rely on the ability of the Adviser to obtain adequate information through due diligence to evaluate the creditworthiness and potential returns from investing in these companies. The Adviser would typically assess an investment in a portfolio company based on the Adviser’s estimate of the portfolio company’s earnings and enterprise value, among other things, and these estimates may be based on limited information and may otherwise be inaccurate, causing the Adviser to make different investment decisions than it may have made with more complete information. These private companies and their financial information will not be subject to the Sarbanes-Oxley Act and other rules that govern public companies. If we are unable to uncover all material information about these companies, we may not make a fully informed investment decision, and we may lose money on our investments.
Any investments in securities or assets of publicly traded companies are subject to the risks inherent in investing in public securities.
We may invest a portion of our portfolio in publicly traded assets. For example, it is not expected that we will be able to negotiate additional financial covenants or other contractual rights, which we might otherwise be able to obtain in making privately negotiated investments. In addition, by investing in publicly traded securities or assets, we will be subject to U.S. federal and state securities laws, as well as non-U.S. securities laws, that may, among other things, restrict or prohibit our ability to make or sell an investment. Moreover, we may not have the same access to information in connection with investments in public securities, either when investigating a potential investment or after making an investment, as compared to privately negotiated investments. Furthermore, we may be limited in its ability to make investments and to sell existing investments in public securities because the Adviser or its affiliates may be deemed to have material, non-public information regarding the issuers of those securities or as a result of other internal policies. The inability to sell public securities in these circumstances could materially adversely affect our investment results. In addition, an investment may be sold by us to a public company where the consideration received is a combination of cash and stock of the public company, which may, depending on the securities laws of the relevant jurisdiction, be subject to lock-up periods.
A lack of liquidity in certain of our investments may adversely affect our business.
We intend to invest in certain companies whose securities are not publicly traded or actively traded on the secondary market and are, instead, traded on a privately negotiated OTC secondary market for institutional investors and whose securities are subject to legal and other restrictions on resale or are otherwise less liquid than publicly traded securities. The illiquidity of certain of our investments may make it difficult for us to sell these investments when desired. In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we had previously recorded these investments. The reduced liquidity of our investments may make it difficult for us to dispose of them at a favorable price, and, as a result, we may suffer losses.
We may not have the funds or ability to make additional investments in our portfolio companies.
We may not have the funds or ability to make additional investments in our portfolio companies. After our initial investment in a portfolio company, we may be called upon from time to time to provide additional funds to such company or have the opportunity to increase our investment through the exercise of a warrant to purchase common stock. There is no assurance that we will make, or will have sufficient funds to make, follow-on investments. Any decisions not to make a follow-on investment or any inability on our part to make such an investment may have a negative impact on a portfolio company in need of such an investment, may result in a missed opportunity for us to increase our participation in a successful operation or may reduce the expected return on the investment.
Our investments may include original issue discount and payment-in-kind instruments.
To the extent that we invest in original issue discount or payment-in-kind, or PIK, instruments and the accretion of original issue discount or PIK interest income constitutes a portion of our income, we will be exposed to risks associated with the requirement to include such non-cash income in taxable and accounting income prior to receipt of cash, including the following:
•     the higher interest rates on PIK instruments reflect the payment deferral and increased credit risk associated with these instruments, and PIK instruments generally represent a significantly higher credit risk than coupon loans;
•     original issue discount and PIK instruments may have unreliable valuations because the accruals require judgments about collectability of the deferred payments and the value of any associated collateral;
•     an election to defer PIK interest payments by adding them to the principal on such instruments increases our future investment income which increases our net assets and, as such, increases the Adviser’s future base management fees which, thus, increases the Adviser’s future income incentive fees at a compounding rate;
•     market prices of PIK instruments and other zero-coupon instruments are affected to a greater extent by interest rate changes, and may be more volatile than instruments that pay interest periodically in cash. While PIK instruments are usually less volatile than zero coupon debt instruments, PIK instruments are generally more volatile than cash pay securities;
•     the deferral of PIK interest on an instrument increases the loan-to-value ratio, which is a measure of the riskiness of a loan, with respect to such instrument;
•     even if the conditions for income accrual under GAAP are satisfied, a borrower could still default when actual payment is due upon the maturity of such loan;
•     the required recognition of original issue discount or PIK interest for U.S. federal income tax purposes may have a negative impact on liquidity, as it represents a non-cash component of our investment company taxable income that may require cash distributions to shareholders in order to maintain our ability to be subject to tax as a RIC; and
•     original issue discount may create a risk of non-refundable cash payments to the Adviser based on non-cash accruals that may never be realized.
We may use a wide range of investment techniques that could expose us to a diverse range of risks.
The Adviser may employ investment techniques or invest in instruments that it believes will help achieve our investment objectives, whether or not such investment techniques or instruments are specifically described herein, so long as such investments are consistent with our investment strategies and objectives and subject to applicable law. Such investment techniques or instruments may not be thoroughly tested in the market before being employed and may have operational or theoretical shortcomings which could result in unsuccessful investments and, ultimately, losses to us. In addition, any such investment technique or instrument may be more speculative than other investment techniques or instruments specifically described herein and may involve material and unanticipated risks. There can be no assurance that the Adviser will be successful in implementing any such investment technique. Furthermore, the diversification and type of investments may differ substantially from our prior investments.
We may from time to time enter into total return swaps, credit default swaps or other derivative transactions which expose us to certain risks, including credit risk, market risk, liquidity risk and other risks similar to those associated with the use of leverage.
We may from time to time enter into total return swaps, credit default swaps or other derivative transactions that seek to modify or replace the investment performance of a particular reference security or other asset. These transactions are typically individually negotiated, non-standardized agreements between two parties to exchange payments, with payments generally calculated by reference to a notional amount or quantity. Swap contracts and similar derivative contracts are not traded on exchanges; rather, banks and dealers act as principals in these markets. These investments may present risks in excess of those resulting from the referenced security or other asset. Because these transactions are not an acquisition of the referenced security or other asset itself, the investor has no right directly to enforce compliance with the terms of the referenced security or other asset and has no voting or other consensual rights of ownership with respect to the referenced security or other asset. In the event of insolvency of a counterparty, we will be treated as a general creditor of the counterparty and will have no claim of title with respect to the referenced security or other asset.
A total return swap is a contract in which one party agrees to make periodic payments to another party based on the change in the market value of the referenced security or other assets underlying the total return swap during a specified period, in return for periodic payments based on a fixed or variable interest rate.
A total return swap is subject to market risk, liquidity risk and risk of imperfect correlation between the value of the total return swap and the debt obligations underlying the total return swap. In addition, we may incur certain costs in connection with a total return swap that could in the aggregate be significant.
A credit default swap is a contract in which one party buys or sells protection against a credit event with respect to an issuer, such as an issuer’s failure to make timely payments of interest or principal on its debt obligations, bankruptcy or restructuring during a specified period. Generally, if we sell credit protection using a credit default swap, we will receive fixed payments from the swap counterparty and if a credit event occurs with respect to the applicable issuer, we will pay the swap counterparty par for the issuer’s defaulted debt securities and the swap counterparty will deliver the defaulted debt securities to us. Generally, if we buy credit protection using a credit default swap, we will make fixed payments to the counterparty and if a credit event occurs with respect to the applicable issuer, we will deliver the issuer’s defaulted securities underlying the swap to the swap counterparty and the counterparty will pay us par for the defaulted securities. Alternatively, a credit default swap may be cash settled and the buyer of protection would receive the difference between the par value and the market value of the issuer’s defaulted debt securities from the seller of protection.
Credit default swaps are subject to the credit risk of the underlying issuer. If we are selling credit protection, there is a risk that we will not properly assess the risk of the underlying issuer, a credit event will occur and we will have to pay the counterparty. If we are buying credit protection, there is a risk that we will not properly assess the risk of the underlying issuer, no credit event will occur and we will receive no benefit for the premium paid.
A derivative transaction is also subject to the risk that a counterparty will default on its payment obligations thereunder or that we will not be able to meet our obligations to the counterparty. In some cases, we may post collateral to secure our obligations to the counterparty, and we may be required to post additional collateral upon the occurrence of certain events such as a decrease in the value of the reference security or other asset. In some cases, the counterparty may not collateralize any of its obligations to us.
Derivative investments effectively add leverage to a portfolio by providing investment exposure to a security or market without owning or taking physical custody of such security or investing directly in such market. In addition to the risks described above, such arrangements are subject to risks similar to those associated with the use of leverage.
We may enter into repurchase agreements or reverse repurchase agreements.
Subject to our investment objectives and policies, we may invest in repurchase agreements as a buyer for investment purposes. Repurchase agreements typically involve the acquisition by the Company of debt securities from a selling financial institution such as a bank, savings and loan association or broker-dealer. The agreement provides that the Company will sell the securities back to the institution at a fixed time in the future for the purchase price plus premium (which often reflects the interests). The Company does not bear the risk of a decline in the value of the underlying security unless the seller defaults under its repurchase obligation. In the event of the bankruptcy or other default of a seller of a repurchase agreement, the Company could experience both delays in liquidating the underlying securities and losses, including (1) possible decline in the value of the underlying security during the period in which the Company seeks to enforce its rights thereto; (2) possible lack of access to income on the underlying security during this period; and (3) expenses of enforcing its rights. In addition, as described above, the value of the collateral underlying the repurchase agreement will be at least equal to the repurchase price, including any accrued interest earned on the repurchase agreement. In the event of a default or bankruptcy by a selling financial institution, the Company generally will seek to liquidate such collateral. However, the exercise of the Company’s right to liquidate such collateral could involve certain costs or delays and, to the extent that proceeds from any sale upon a default of the obligation to repurchase were less than the repurchase price, the Company could suffer a loss.
Subject to our investment objectives and policies, we invest in repurchase agreements as a seller, also knowns as a “reverse repurchase agreement.” The Company’s use of reverse repurchase agreements involves many of the same risks involved in the Company’s use of leverage, as the proceeds from reverse repurchase agreements generally will be invested in additional securities. There is a risk that the market value of the securities acquired in the reverse repurchase agreement may decline below the price of the securities that the Company has sold but remains obligated to repurchase. If the buyer of securities under a reverse repurchase agreement were to file for bankruptcy or experiences insolvency, the Company may be adversely affected. Also, in entering into reverse repurchase agreements, the Company would bear the risk of loss to the extent that the proceeds of the reverse repurchase agreement are less than the value of the underlying securities. In addition, due to the interest costs associated with reverse repurchase agreements transactions, the Company’s NAV will decline, and, in some cases, the Company may be worse off than if it had not used such instruments.
We may enter into securities lending agreements.
We may from time to time make secured loans of our marginable securities to brokers, dealers and other financial institutions if our asset coverage, as defined in the 1940 Act, would at least equal 150% immediately after each such loan. The risks in lending portfolio securities, as with other extensions of credit, consist of possible delay in recovery of the securities or possible loss of rights in the collateral should the borrower fail financially. However, such loans will be made only to brokers and other financial institutions that are believed by the Adviser to be of high credit standing. Securities loans are made to broker-dealers pursuant to agreements requiring that loans be continuously secured by collateral consisting of U.S. government securities, cash or cash equivalents (e.g., negotiable certificates of deposit, bankers’ acceptances or letters of credit) maintained on a daily mark-to-market basis in an amount at least equal at all times to the market value of the securities lent. If the Company enters into a securities lending arrangement, the Adviser, as part of its responsibilities under the Advisory Agreement, will invest the Company’s cash collateral in accordance with the Company’s investment objectives and strategies. The Company will pay the borrower of the securities a fee based on the amount of the cash collateral posted in connection with the securities lending program. The borrower will pay to the Company, as the lender, an amount equal to any dividends or interest received on the securities lent.
The Company may invest the cash collateral received only in accordance with its investment objectives, subject to the Company’s agreement with the borrower of the securities. In the case of cash collateral, the Company expects to pay a rebate to the borrower. The reinvestment of cash collateral will result in a form of effective leverage for the Company.
Although voting rights or rights to consent with respect to the loaned securities pass to the borrower, the Company, as the lender, will retain the right to call the loans and obtain the return of the securities loaned at any time on reasonable notice, and it will do so in order that the securities may be voted by the Company if the holders of such securities are asked to vote upon or consent to matters materially affecting the investment. The Company may also call such loans in order to sell the securities involved. When engaged in securities lending, the Company’s performance will continue to reflect changes in the value of the securities loaned and will also reflect the receipt of interest through investment of cash collateral by the Company in permissible investments.
We may acquire various financial instruments for purposes of “hedging” or reducing our risks, which may be costly and ineffective and could reduce our cash available for distribution to our shareholders.
We may seek to hedge against interest rate and currency exchange rate fluctuations and credit risk by using financial instruments such as futures, options, swaps and forward contracts, subject to the requirements of the 1940 Act. These financial instruments may be purchased on exchanges or may be individually negotiated and traded in over-the-counter markets. Use of such financial instruments for hedging purposes may present significant risks, including the risk of loss of the amounts invested. Defaults by the other party to a hedging transaction can result in losses in the hedging transaction. Hedging activities also involve the risk of an imperfect correlation between the hedging instrument and the asset being hedged, which could result in losses both on the hedging transaction and on the instrument being hedged. Use of hedging activities may not prevent significant losses and could increase our losses. Further, hedging transactions may reduce cash available to pay distributions to our shareholders.
Prepayments of our debt investments by our portfolio companies could adversely impact our results of operations and reduce our return on equity.
We are subject to the risk that the investments we make in our portfolio companies may be repaid prior to maturity. When this occurs, we will generally reinvest these proceeds in temporary investments, pending their future investment in new portfolio companies. These temporary investments will typically have substantially lower yields than the debt being prepaid and we could experience significant delays in reinvesting these amounts. Any future investment in a new portfolio company may also be at lower yields than the debt that was repaid. As a result, our results of operations could be materially adversely affected if one or more of our portfolio companies elect to prepay amounts owed to us. Additionally, prepayments, net of prepayment fees, could negatively impact our return on equity.
Technological innovations and industry disruptions may negatively impact us.
Current trends in the market generally have been toward disrupting a traditional approach to an industry with technological innovation, and multiple young companies have been successful where this trend toward disruption in markets and market practices has been critical to their success. In this period of rapid technological and commercial innovation, new businesses and approaches may be created that will compete with the Company and/or its investments or alter the market practices the Company’s strategy has been designed to function within and depend on for investment returns. Any of these new approaches could damage the Company’s investments, significantly disrupt the market in which it operates and subject it to increased competition, which could materially and adversely affect its business, financial condition and results of investments.
We may invest through joint ventures, partnerships or other special purpose vehicles and our investments through these vehicles may entail greater risks, and investments in which we have a non-controlling interest may involve risks specific to third-party management of those investments.
We may co-invest with third parties through partnerships, joint ventures or other entities, thereby acquiring jointly controlled or non-controlling interests in certain investments in conjunction with participation by one or more third parties in such investment. We may have interests or objectives that are inconsistent with those of the third-party partners or co-venturers. Although we may not have full control over these investments and therefore, may have a limited ability to protect its position therein, we expect that we will negotiate appropriate rights to protect our interests. Nevertheless, such investments may involve risks not present in investments where a third party is not involved, including the possibility that a third-party partner or co-venturer may have financial difficulties, resulting in a negative impact on such investment, may have economic or business interests or goals which are inconsistent with ours, or may be in a position to take (or block) action in a manner contrary to our investment objectives or the increased possibility of default by, diminished liquidity or insolvency of, the third party, due to a sustained or general economic downturn. Third-party partners or co-venturers may opt to liquidate an investment at a time during which such liquidation is not optimal for us. In addition, we may in certain circumstances be liable for the actions of its third-party partners or co-venturers. In those circumstances where such third parties involve a management group, such third parties may receive compensation arrangements relating to such investments, including incentive compensation arrangements
Syndication of Co-Investments.
From time to time, the Company may make an investment with the expectation of offering a portion of its interests therein as a co-investment opportunity to third-party investors. There can be no assurance that the Company will be successful in syndicating any such co-investment, in whole or in part, that the closing of such co-investment will be consummated in a timely manner, that any syndication will take place on terms and conditions that will be preferable for the Company or that expenses incurred by the Company with respect to any such syndication will not be substantial. In the event that the Company is not successful in syndicating any such co-investment, in whole or in part, the Company may consequently hold a greater concentration and have more exposure in the related investment than initially was intended, which could make the Company more susceptible to fluctuations in value resulting from adverse economic and/or business conditions with respect thereto. Moreover, an investment by the Company that is not syndicated to co-investors as originally anticipated could significantly reduce the Company’s overall investment returns.
Risks Related to the Adviser and Its Affiliates; Conflicts of Interest
The Adviser and its affiliates, including our officers and some of our Trustees, face conflicts of interest as a result of compensation arrangements with us and the Adviser, which could result in actions that are not in the best interests of our shareholders.
The Adviser and its affiliates receive substantial fees from us in return for their services, and these fees could influence the advice provided to us. We pay to the Adviser an incentive fee that is based on the performance of our portfolio and an annual base management fee that is based on the average monthly value of our net assets. Because the incentive fee is based on the performance of our portfolio, the Adviser may be incentivized to make investments on our behalf that are riskier or more speculative than would be the case in the absence of such compensation arrangement. The way in which the incentive fee is determined may also encourage the Adviser to use leverage to increase the return on our investments. In addition, because the base management fee is based upon the average monthly value of our net assets, the Adviser may be incentivized to recommend the use of leverage or the issuance of additional equity to make additional investments and increase the average monthly value of our net assets. Under certain circumstances, the use of leverage may increase the likelihood of default, which could disfavor holders of the Common Shares. Our compensation arrangements could therefore result in our making riskier or more speculative investments, or relying more on leverage to make investments, than would otherwise be the case. This could result in higher investment losses, particularly during cyclical economic downturns. See “Item 13. Certain Relationships and Related Transactions and Director Independence.”

We may be obligated to pay the Adviser incentive compensation on income that we have not received.
Any incentive fee payable by us that relates to our net investment income may be computed and paid on income that may include interest that has been accrued but not yet received. If a portfolio company defaults on a loan that is structured to provide accrued interest, it is possible that accrued interest previously included in the calculation of the incentive fee will become uncollectible. The Adviser is not under any obligation to reimburse us for any part of the incentive fee it received that was based on accrued income that we never received as a result of a default by an entity on the obligation that resulted in the accrual of such income, and such circumstances would result in our paying an incentive fee on income we never received. For U.S. federal income tax purposes, we are required to recognize taxable income (such as deferred interest that is accrued as original issue discount) in some circumstances in which we do not receive a corresponding payment in cash. Under such circumstances, we may have difficulty meeting the annual distribution requirement necessary to qualify for and maintain RIC tax treatment under the Code. This difficulty in making the required distribution may be amplified to the extent that we are required to pay an incentive fee with respect to such accrued income. As a result, we may have to sell some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital, or forgo new investment opportunities for this purpose. If we are not able to obtain cash from other sources, we may fail to qualify for RIC tax treatment and thus become subject to corporate-level income tax.
We may be obligated to pay the Adviser incentive compensation even if we incur a net loss due to a decline in the value of our portfolio.
Our Advisory Agreement entitles the Adviser to receive a portion of our Pre-Incentive Fee Net Investment Income regardless of any capital losses. In such case, we may be required to pay the Adviser incentive compensation for a fiscal quarter even if there is a decline in the value of our portfolio or if we incur a net loss for that quarter.
In addition, any incentive fees on Pre-Incentive Fee Net Investment Income may be computed and paid on income that may include interest that has been accrued but not yet received. If a portfolio company defaults on a loan that is structured to provide accrued interest, it is possible that accrued interest previously included in the calculation of the incentive fee will become uncollectible. The Adviser is not under any obligation to reimburse us for any part of the incentive fee it received that was based on accrued income that we never received as a result of a default by an entity on the obligation that resulted in the accrual of such income, and such circumstances would result in our paying an incentive fee on income we never received.
There may be conflicts of interest related to obligations the Adviser’s senior management and investment teams have to our affiliates and to other clients.
The members of the senior management and investment teams of the Adviser serve or may serve as officers, directors or principals of entities that operate in the same or a related line of business as we do, or of investment vehicles managed by the same personnel. For example, the Adviser is also the investment adviser to each of FSK and K-FITS, and the officers, managers and other personnel of the Adviser may serve in similar or other capacities for the investment advisers to future investment vehicles affiliated with KKR Credit or FS Investments. In serving in these multiple and other capacities, they may have obligations to other clients or investors in those entities, the fulfillment of which may not be in our best interests or in the best interest of our shareholders. Our investment objectives may overlap with the investment objectives of such investment funds, accounts or other investment vehicles. For example, we rely on the Adviser to manage our day-to-day activities and to implement our investment strategy. The Adviser and certain of its affiliates are presently, and plan in the future to continue to be, involved with activities which are unrelated to us. As a result of these activities, the Adviser, its employees and certain of its affiliates may have conflicts of interest in allocating their time between us and other activities in which they are or may become involved, including the management of other entities affiliated with KKR Credit or FS Investments. The Adviser and its employees may devote only as much of its or their time to our business as the Adviser and its employees, in their judgment, determine is reasonably required, which may be substantially less than their full time.
We rely, in part, on the Adviser to assist with identifying investment opportunities and making investment recommendations to the Company. The Adviser and its affiliates are not restricted from forming additional investment funds, entering into other investment advisory relationships or engaging in other business activities. These activities could be viewed as creating a conflict of interest in that the time and effort of the members of the Adviser, its affiliates and their officers and employees may not be devoted exclusively to our business, but may be allocated between us and such other business activities of the Adviser and its affiliates in a manner that the Adviser deems necessary and appropriate. See “Item 13. Certain Relationships and Related Transactions and Director Independence.”
The time and resources that individuals employed by the Adviser devote to us may be diverted and we may face additional competition due to the fact that individuals employed by the Adviser are not prohibited from raising money for or managing other entities that make the same types of investments that we target.
Neither the Adviser, nor persons providing services to us on behalf of the Adviser, are prohibited from raising capital for and managing other investment entities that make the same types of investments as those we target. As a result, the time and resources that these individuals may devote to us may be diverted. In addition, we may compete with any such investment entity for the same investors and investment opportunities. We may participate in certain transactions originated by the Adviser or its affiliates under the Co-Investment Exemptive Order, which will permit us, subject to the satisfaction of certain conditions, to co-invest in certain privately negotiated investment transactions, including investments originated and directly negotiated by the Adviser or KKR Credit, with our co-investment affiliates. To the extent the Company makes co-investments with investment accounts managed by the Adviser or its affiliates, these co-investment opportunities may give rise to conflicts of interest or perceived conflicts of interest among the Company and the other participating accounts. In addition, conflicts of interest or perceived conflicts of interest may also arise in determining which investment opportunities should be presented to the Company and other participating accounts. While the terms of the Co-Investment Exemptive Order require that the Adviser will be given the opportunity to cause us to participate in certain transactions originated by affiliates of the Adviser, the Adviser may determine that we not participate in those transactions and for certain other transactions (as set forth in guidelines approved by the Board of Trustees) the Adviser may not have the opportunity to cause us to participate. See “Item 13. Certain Relationships and Related Transactions and Director Independence.”
Our shares may be purchased by the Adviser or its affiliates.
The Adviser and its affiliates expect to purchase our shares. The Adviser and its affiliates will not acquire any shares with the intention to resell or re-distribute such shares. The purchase of shares by the Adviser and its affiliates could create certain risks, including, but not limited to, the following:
•     the Adviser and its affiliates may have an interest in disposing of our assets at an earlier date so as to recover their investment in our shares; and
•     substantial purchases of shares by the Adviser and its affiliates may limit the Adviser’s ability to fulfill any financial obligations that it may have to us or incurred on our behalf.
The Adviser relies on key personnel, the loss of any of whom could impair its ability to successfully manage us.
Our future success depends, to a significant extent, on the continued services of the officers and employees of the Adviser or its affiliates. The loss of services of one or more members of the Adviser’s senior management team, including personnel of KKR Credit or FS Investments, could adversely affect our financial condition, business and results of operations.
The compensation we pay to the Adviser is determined without independent assessment on our behalf, and these terms may be less advantageous to us than if such terms had been the subject of arm’s-length negotiations.
The Advisory Agreement was not entered into on an arm’s-length basis with an unaffiliated third party. As a result, the form and amount of compensation we pay the Adviser may be less favorable to us than they might have been had an investment advisory agreement been entered into through arm’s-length transactions with an unaffiliated third party.
The Placement Agents’ influence on the Private Offering gives them the ability to increase the fees payable to the Adviser.
The Adviser is paid a base management fee calculated as a percentage of our net assets and unrelated to net income or any other performance base or measure. The Placement Agents, which are affiliates of the Adviser, may be incentivized to raise more proceeds in the Private Offering to increase our net assets, even if it would be difficult for us to efficiently deploy additional capital, which in turn would increase the base management fee payable to the Adviser.
The Adviser’s liability is limited under each of the Advisory Agreement and the Administration Agreement, and we are required to indemnify it against certain liabilities, which may lead it to act in a riskier manner on our behalf than it would when acting for its own account.
Pursuant to each of the Advisory Agreement and the Administration Agreement, the Adviser and its officers, managers, partners, members (and their members, including the owners of their members), agents, employees, controlling persons and any other person or entity affiliated with, or acting on behalf of, the Adviser is not liable to us for their acts under the Advisory Agreement and the Administration Agreement, as applicable, absent willful misfeasance, bad faith or gross negligence in the performance of their duties. We have agreed to indemnify, defend and protect the Adviser and its officers, managers, partners, members (and their members, including the owners of their members), agents, employees, controlling persons and any other person or entity affiliated with, or acting on behalf of, the Adviser with respect to all damages, liabilities, costs and expenses resulting from acts of the Adviser not arising out of willful misfeasance, bad faith or gross negligence in the performance of their duties under the Advisory Agreement or the Administration Agreement, as applicable. These protections may lead the Adviser to act in a riskier manner when acting on our behalf than it would when acting for its own account.

Risks Related to Business Development Companies
Failure to maintain our status as a BDC would reduce our operating flexibility.
We have elected to be treated as a BDC under the 1940 Act. If we do not remain a BDC, we might be regulated as a closed-end investment company under the 1940 Act, which would subject us to substantially more regulatory restrictions under the 1940 Act and correspondingly decrease our operating flexibility.
We are uncertain of our future sources for funding our future capital needs and if we cannot obtain debt or equity financing on acceptable terms, or at all, our ability to acquire investments and to expand our operations will be adversely affected.
We intend to use the net proceeds from the Private Offering to (1) make investments in accordance with our investment strategy and policies, (2) reduce borrowings and repay indebtedness incurred under various financing agreements we may enter into, (3) fund repurchases under our share repurchase program, and (4) for general corporate purposes, including paying operating expenses and other various fees and expenses such as base management fees and incentive fees. Any working capital reserves we maintain may not be sufficient for investment purposes, and we may require debt or additional equity financing in the future to operate. We may also need to access the capital markets to refinance debt obligations to the extent maturing obligations are not repaid with cash flows from operations. In order to maintain RIC tax treatment, we must make distributions to our shareholders each tax year on a timely basis generally of an amount at least equal to 90% of our investment company taxable income, determined without regard to any deduction for distributions paid, and the amounts of such distributions are therefore not available to fund investment originations or to repay maturing debt. In addition, with certain limited exceptions, we are only allowed to borrow amounts or issue debt securities or preferred stock, which we refer to collectively as “senior securities,” such that our asset coverage, as calculated pursuant to the 1940 Act, equals at least 150% immediately after such borrowing, which, in certain circumstances, may restrict our ability to borrow or issue debt securities or preferred stock. In the event that we develop a need for additional capital in the future for investments or for any other reason, and we cannot obtain debt or equity financing on acceptable terms, or at all, our ability to acquire investments and to expand our operations will be adversely affected. As a result, we would be less able to allocate our portfolio among various issuers and industries and achieve our investment objectives, which may negatively impact our results of operations and reduce our ability to make distributions to our shareholders.
The requirement that we invest a sufficient portion of our assets in qualifying assets could preclude us from investing in accordance with our current business strategy; conversely, the failure to invest a sufficient portion of our assets in qualifying assets could result in our failure to maintain our status as a BDC.
As a BDC, we may not acquire any assets other than “qualifying assets,” as listed in Section 55(a) of the 1940 Act, unless, at the time of and after giving effect to such acquisition, at least 70% of our total assets are qualifying assets. Therefore, we may be precluded from investing in what we believe are attractive investments if such investments are not qualifying assets. Similarly, these rules could prevent us from making additional investments in existing portfolio companies, which could result in the dilution of our position, or could require us to dispose of investments at an inopportune time to comply with the 1940 Act. If we were forced to sell non-qualifying investments in the portfolio for compliance purposes, the proceeds from such sale could be significantly less than the current value of such investments. Conversely, if we fail to invest a sufficient portion of our assets in qualifying assets, we could lose our status as a BDC, which would subject us to substantially more regulatory restrictions and significantly decrease our operating flexibility.
Regulations governing our operation as a BDC and a RIC affect our ability to raise, and the way in which we raise, additional capital or borrow for investment purposes, which may have a negative effect on our growth.
As a result of the annual distribution requirement to qualify as a RIC, we may need to periodically access the capital markets to raise cash to fund new investments. We may issue “senior securities,” as defined under the 1940 Act, including issuing additional series of Preferred Shares, borrowing money from banks or other financial institutions or issuing debt securities only in amounts such that our asset coverage meets the threshold set forth in the 1940 Act immediately after each such issuance. Under the provisions of the 1940 Act, we are currently permitted to issue “senior securities” only in amounts such that our asset coverage, as defined in the 1940 Act, equals at least 150% after each issuance of senior securities. For purposes of the 1940 Act, “asset coverage” means the ratio of (1) the total assets of a BDC, less all liabilities and indebtedness not represented by senior securities, to (2) the aggregate amount of senior securities representing indebtedness (plus, in the case of senior securities represented by preferred stock, the aggregate involuntary liquidation preference of such BDC’s preferred stock). Our ability to issue different types of securities is also limited. Under the 1940 Act, any preferred shares we issue, including the Series A Preferred Shares, will constitute a “senior security” for purposes of the 150% asset coverage test. Compliance with these requirements may unfavorably limit our investment opportunities and reduce our ability in comparison to other companies to profit from favorable spreads between the rates at which we can borrow and the rates at which we can lend. As a BDC, therefore, we intend to continuously issue equity at a rate more frequent than our privately-owned competitors, which may lead to greater shareholder dilution.

We have borrowed and expect to borrow for investment purposes. If the value of our assets declines, we may be unable to satisfy the asset coverage test under the 1940 Act, which would prohibit us from paying distributions and could prevent us from qualifying or maintaining our qualification as a RIC. If we cannot satisfy the asset coverage test, we may be required to sell a portion of our investments and, depending on the nature of our debt financing, repay a portion of our indebtedness at a time when such sales may be disadvantageous.
In the absence of an event of default, no person or entity from which we borrow money has a veto right or voting power over our ability to set policy, make investment decisions or adopt investment strategies. Our Preferred Shares, including the Series A Preferred Shares, are another form of leverage and rank “senior” to our Common Shares in our capital structure. Preferred shareholders have separate voting rights on certain matters and might have other rights, preferences or privileges more favorable than those of holders of our Common Shares, and the issuance of Preferred Shares could have the effect of delaying, deferring or preventing a transaction or a change of control that might involve a premium price for holders of our Common Shares or otherwise be in the best interest of holders of our Common Shares. Holders of our Common Shares will directly or indirectly bear all of the costs associated with offering and servicing any Preferred Shares that we issue. In addition, any interests of preferred shareholders may not necessarily align with the interests of holders of our Common Shares and the rights of holders of shares of Preferred Shares to receive distributions would be senior to those of holders of shares of Common Shares. Other than our Series A Preferred Shares, we do not anticipate issuing any additional series of Preferred Shares in the next 12 months.
Under the 1940 Act, we generally are prohibited from issuing or selling our shares at a price per share, after deducting selling commissions, that is below our NAV per share, which may be a disadvantage as compared with other public companies. We may, however, sell our shares, or warrants, options or rights to acquire our shares, at a price below the current NAV of our shares if our Board of Trustees, including our Independent Trustees, determine that such sale is in our best interests and the best interests of our shareholders, and our shareholders, as well as those shareholders that are not affiliated with us, approve such sale. In any such case, the price at which our securities are to be issued and sold may not be less than a price that, in the determination of our Board of Trustees, closely approximates the fair value of such securities. If we raise additional funds by issuing Common Shares or senior securities convertible into, or exchangeable for, our Common Shares, then the percentage ownership of our shareholders at that time will decrease, and holders of our Common Shares might experience dilution.
Our ability to enter into transactions with our affiliates is restricted.
We are prohibited under the 1940 Act from participating in certain transactions with certain of our affiliates without the prior approval of a majority of our Trustees who are not interested persons. Any person that owns, directly or indirectly, 5% or more of our outstanding voting securities is our affiliate for purposes of the 1940 Act, and we are generally prohibited from buying or selling any securities from or to such affiliate, absent the prior approval of our Board of Trustees. The 1940 Act also prohibits certain “joint” transactions with certain of our affiliates, which could include investments in the same portfolio company (whether at the same or different times), without prior approval of a majority of our Trustees who are not interested persons. The Co-Investment Exemptive Order from the SEC will permit us, subject to the satisfaction of certain conditions, to co-invest in certain privately negotiated investment transactions, including investments originated and directly negotiated by the Adviser or KKR Credit, with our co-investment affiliates. If a person acquires more than 25% of our voting securities, we will be prohibited from buying or selling any security from or to such person or certain of that person’s affiliates, or entering into prohibited joint transactions with such persons to the extent not covered by the exemptive relief, absent the prior approval of the SEC. Similar restrictions limit our ability to transact business with our officers or Trustees or their respective affiliates. As a result of these restrictions, we may be prohibited from buying or selling any security from or to any portfolio company of a fund managed by the Adviser without the prior approval of the SEC, which may limit the scope of investment opportunities that would otherwise be available to us.
We are a non-diversified investment company within the meaning of the 1940 Act, and therefore we are not limited with respect to the proportion of our assets that may be invested in securities of a single issuer.
We are classified as a non-diversified investment company within the meaning of the 1940 Act, which means that we are not limited by the 1940 Act with respect to the proportion of our assets that we may invest in securities of a single issuer. Under the 1940 Act, a “diversified” investment company is required to invest at least 75% of the value of its total assets in cash and cash items, government securities, securities of other investment companies and other securities limited in respect of any one issuer to an amount not greater than 5% of the value of the total assets of such company and no more than 10% of the outstanding voting securities of such issuer. As a non-diversified investment company, we are not subject to this requirement. To the extent that we assume large positions in the securities of a small number of issuers, or within a particular industry, our NAV may fluctuate to a greater extent than that of a diversified investment company as a result of changes in the financial condition or the market’s assessment of the issuer. We may also be more susceptible to any single economic or regulatory occurrence than a diversified investment company or to a general downturn in the economy. However, we are be subject to the diversification requirements applicable to RICs under Subchapter M of the Code.

Risks Related to Debt Financing
We currently incur indebtedness to make investments, which magnifies the potential for gain or loss on amounts invested in our common shares and may increase the risk of investing in our Common Shares.
The use of borrowings and other types of financing, also known as leverage, magnifies the potential for gain or loss on amounts invested and, therefore, increases the risks associated with investing in our Common Shares. When we use leverage to partially finance our investments, through borrowing from banks and other lenders or issuing debt securities, we, and therefore our shareholders, will experience increased risks of investing in our Common Shares. Any lenders and debt holders would have fixed dollar claims on our assets that are senior to the claims of our shareholders. If the value of our assets increases, then leverage would cause the net asset value attributable to our Common Shares to increase more sharply than it would have had we not utilized leverage. Conversely, if the value of our assets decreases, leverage would cause net asset value to decline more sharply than it otherwise would have had we not utilized leverage. Similarly, any increase in our income in excess of interest payable on our indebtedness would cause our net investment income to increase more than it would without leverage, while any decrease in our income would cause net investment income to decline more sharply than it would have had we not utilized leverage. Such a decline could negatively affect our ability to make distributions to shareholders. Leverage is generally considered a speculative investment technique.
In addition, the decision to utilize leverage will increase our assets and, as a result, will increase the amount of base management fees payable to the Adviser. See “Risks Related to the Adviser and its Affiliates—The Adviser and its affiliates, including our officers and some of our Trustees, face conflicts of interest as a result of compensation arrangements between us and the Adviser, which could result in actions that are not in the best interests of our shareholders.”
Illustration. The following table illustrates the effect of leverage on returns from an investment in our Common Shares assuming various annual returns, net of expenses. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing below. The calculation assumes (i) $385.0 thousand in total assets, (ii) a weighted average cost of funds of 5.31%, (iii) $300.5 thousand in debt outstanding and (iv) $243.9 thousand in shareholders’ equity. In order to compute the “Corresponding return to shareholders,” the “Assumed Return on Our Portfolio (net of expenses)” is multiplied by the assumed total assets to obtain an assumed return to us. From this amount, the interest expense is calculated by multiplying the assumed weighted average cost of funds times the assumed debt outstanding, and the product is subtracted from the assumed return to us in order to determine the return available to shareholders. The return available to shareholders is then divided by our shareholders’ equity to determine the “Corresponding return to shareholders.” Actual interest payments may be different.

Assumed Return on Our Portfolio (net of expenses)	(10)%	(5)%	—%	5%	10%
Corresponding return to shareholders	(22.33)%	(14.43)%	(6.54)%	1.35%	9.24%
Similarly, assuming (i) $385.0 thousand in total assets, (ii) a weighted average cost of funds of 5.31% and (iii) $300.5 thousand in debt outstanding, our assets would need to yield an annual return (net of expenses) of approximately 4.14% in order to cover the annual interest payments on our outstanding debt.
When we use leverage, the potential for loss on amounts invested in us will be magnified and may increase the risk of investing in us. Leverage may also adversely affect the return on our assets, reduce cash available for distribution to our shareholders and result in losses.
The use of borrowings, also known as leverage, increases the volatility of investments by magnifying the potential for loss on invested equity capital. The use of leverage involves increased risk, including increased variability of the Company’s net income, distributions and NAV in relation to market changes. If the value of our assets decreases, leveraging would cause NAV to decline more sharply than it otherwise would have had we not leveraged. Similarly, any decrease in our income would cause net income to decline more sharply than it would have had we not use leverage. Such a decline could negatively affect our ability to make distributions on our Common Shares or any outstanding Preferred Shares. In addition, our shareholders will bear the burden of any increase in our expenses as a result of our use of leverage, including interest expenses and any increase in the management or incentive fees payable to the Adviser. The Company’s leverage strategy may not work as planned or achieve its goal.
We use leverage to finance our investments. The amount of leverage that we employ depends on the Adviser’s and our Board of Trustees’ assessment of market and other factors at the time of any proposed borrowing. There can be no assurance that leveraged financing will be available to us on favorable terms or at all. However, to the extent that we use leverage to finance our assets, our financing costs will reduce cash available for distributions to shareholders. Moreover, we may not be able to meet our financing obligations and, to the extent that we cannot, we risk the loss of some or all of our assets to liquidation or sale to satisfy the obligations. In such an event, we may be forced to sell assets at significantly depressed prices due to market conditions or otherwise, which may result in losses.

As a BDC, we generally are required to meet a coverage ratio of total assets to total borrowings and other senior securities, which include all of our borrowings and any Preferred Shares that we may issue in the future, of at least 150%. If this ratio were to fall below 150%, we could not incur additional debt and could be required to sell a portion of our investments to repay some debt when it is disadvantageous to do so. This could have a material adverse effect on our operations and investment activities. Moreover, our ability to make distributions to you may be significantly restricted or we may not be able to make any such distributions whatsoever. The amount of leverage that we employ is subject to oversight by our Board of Trustees, a majority of whom are Independent Trustees with no material interests in such transactions.
We may also enter into reverse repurchase agreements. Transactions under such agreements constitute leverage. When the Company enters into a reverse repurchase agreement, any fluctuations in the market value of either the securities transferred to another party or the securities in which the proceeds may be invested would affect the market value of the Company’s assets. As a result, the use of such leverage transactions may increase fluctuations in the market value of the Company’s assets compared to what would occur without the use of such transactions. Because reverse repurchase agreements may be considered to be the practical equivalent of borrowing funds, they constitute a form of leverage. If the Company reinvests the proceeds of a reverse repurchase agreement at a rate lower than the cost of the agreement, transacting under such agreement will lower the Company’s yield.
Although use of leverage by the Company has the potential to enhance overall returns that exceed the Company’s cost of funds, they will further diminish returns (or increase losses on capital) to the extent overall returns are less than the Company’s cost of funds. In addition, borrowings and reverse repurchase agreements or similar arrangements in which the Company may engage may be secured by the shareholders’ investments as well as by the Company’s assets and the documentation relating to such transactions may provide that during the continuance of a default under such arrangement, the interests of the investors may be subordinated to the interests of the Company’s lenders or debtholders.
Any future credit facilities and unsecured notes impose financial and operating covenants that restrict our business activities, including limitations that could hinder our ability to finance additional loans and investments or to make the distributions required to maintain our status as a RIC. A failure to renew our facilities or to add new or replacement debt facilities or issue additional debt securities or other evidences of indebtedness could have a material adverse effect on our business, financial condition or results of operations.
We may default under our credit facilities.
In the event we default under a credit facility or other borrowings, our business could be adversely affected as we may be forced to sell a portion of our investments quickly and prematurely at what may be disadvantageous prices to us in order to meet our outstanding payment obligations and/or support working capital requirements under such borrowing facility, any of which would have a material adverse effect on our business, financial condition, results of operations and cash flows. In addition, following any such default, the agent for the lenders under such borrowing facility could assume control of the disposition of any or all of our assets, including the selection of such assets to be disposed and the timing of such disposition, which would have a material adverse effect on our business, financial condition, results of operations and cash flows.
Provisions in a credit facility may limit our investment discretion.
A credit facility may be backed by all or a portion of our loans and securities on which the lenders will have a security interest. We or any of our special purpose vehicle subsidiaries may pledge up to 100% of our or their assets and may grant a security interest in all of our or their assets under the terms of any debt instrument we enter into with lenders. We expect that any security interests we grant will be set forth in a pledge and security agreement and evidenced by the filing of financing statements by the agent for the lenders. In addition, we expect that the custodian for our securities serving as collateral for such loan would include in its electronic systems notices indicating the existence of such security interests and, following notice of occurrence of an event of default, if any, and during its continuance, will only accept transfer instructions with respect to any such securities from the lender or its designee. If we were to default under the terms of any debt instrument, the agent for the applicable lenders would be able to assume control of the timing of disposition of any or all of our assets securing such debt, which would have a material adverse effect on our business, financial condition, results of operations and cash flows. In connection with one or more credit facilities entered into by the Company, distributions to shareholders may be subordinated to payments required in connection with any indebtedness contemplated thereby.
In addition, any security interests and/or negative covenants required by a credit facility may limit our ability to create liens on assets to secure additional debt and may make it difficult for us to restructure or refinance indebtedness at or prior to maturity or obtain additional debt or equity financing. In addition, if our borrowing base under a credit facility were to decrease, we may be required to secure additional assets in an amount sufficient to cure any borrowing base deficiency. In the event that all of our assets are secured at the time of such a borrowing base deficiency, we could be required to repay advances under a credit facility or make deposits to a collection account, either of which could have a material adverse impact on our ability to fund future investments and to make distributions.

In addition, we may be subject to limitations as to how borrowed funds may be used, which may include restrictions on geographic and industry concentrations, loan size, payment frequency and status, average life, collateral interests and investment ratings, as well as regulatory restrictions on leverage which may affect the amount of funding that may be obtained. There may also be certain requirements relating to portfolio performance, including required minimum portfolio yield and limitations on delinquencies and charge-offs, a violation of which could limit further advances and, in some cases, result in an event of default. An event of default under a credit facility could result in an accelerated maturity date for all amounts outstanding thereunder, which could have a material adverse effect on our business and financial condition. This could reduce our liquidity and cash flow and impair our ability to grow our business.
We may invest in derivatives or other assets that expose us to certain risks, including market risk, liquidity risk and other risks similar to those associated with the use of leverage.
We may use derivative instruments including, in particular, swaps and other similar transactions, in seeking to achieve its investment objective or for other reasons, such as cash management, financing activities or to hedge its positions. Accordingly, these derivatives may be used in limited instances as a form of leverage or to seek to enhance returns, including speculation on changes in credit spreads, interest rates or other characteristics of the market, individual securities or groups of securities. If we invest in a derivative for speculative purposes, we will be fully exposed to the risks of loss of that derivative, which may sometimes be greater than the derivative’s cost. The use of derivatives may involve substantial leverage. The use of derivatives may subject us to various risks, including counterparty risk, currency risk, leverage risk, liquidity risk, correlation risk, index risk and regulatory risk.
Furthermore, our ability to successfully use derivatives depends on the Adviser’s ability to predict pertinent securities prices, interest rates, currency exchange rates and other economic factors, which cannot be assured. Additionally, segregated liquid assets, amounts paid by us as premiums and cash or other assets held in margin accounts with respect to derivatives are not otherwise available to us for investment purposes.
Rule 18f-4 under the 1940 Act, or the Derivatives Rule, provides a comprehensive framework for the use of derivatives by business development companies. The Derivatives Rule permits business development companies, subject to various conditions described below, to enter into derivatives transactions and certain other transactions notwithstanding the restrictions on the issuance of “senior securities” under Section 18 of the 1940 Act. The Derivatives Rule also permits us to enter into reverse repurchase agreements or similar financing transactions notwithstanding the senior security provisions of the 1940 Act if we aggregate the amount of indebtedness associated with our reverse repurchase agreements or similar financing transactions with the aggregate amount of any other senior securities representing indebtedness when calculating our asset coverage ratios as discussed above. In addition, we are permitted to invest in a security on a when-issued or forward-settling basis, or with a non-standard settlement cycle, and the transaction will be deemed not to involve a senior security under the 1940 Act, provided that (i) we intend to physically settle the transaction and (ii) the transaction will settle within 35 days of its trade date, or the Delayed-Settlement Securities Provision. We may otherwise engage in such transactions that do not meet the conditions of the Delayed-Settlement Securities Provision so long as we treat any such transaction as a “derivatives transaction” for purposes of compliance with the Derivatives Rule. Furthermore, we are permitted to enter into an unfunded commitment agreement, and such unfunded commitment agreement will not be subject to the asset coverage requirements under the 1940 Act, if we reasonably believe, at the time we enter into such agreement, that we will have sufficient cash and cash equivalents to meet our obligations with respect to all such agreements as they come due.
Business development companies that don’t qualify as “limited derivatives users” as defined below, are required by the Derivatives Rule to, among other things, (i) adopt and implement a derivatives risk management program, or DRMP, and new testing requirements; (ii) comply with a relative or absolute limit on fund leverage risk calculated based on value-at-risk, or VaR; and (iii) comply with new requirements related to board and SEC reporting. The DRMP is administered by a “derivatives risk manager,” who is appointed by the Board and periodically reviews the DRMP and reports to the Board. We have initially implemented a derivatives risk management program because we expect that we will not qualify as a “limited derivatives user” (defined below).
The Derivatives Rule provides an exception from the DRMP, VaR limit and certain other requirements for a business development company that limits its “derivatives exposure” to no more than 10% of its net assets (as calculated in accordance with the Derivatives Rule) (a “limited derivatives user”), provided that the business development company establishes appropriate policies and procedures reasonably designed to manage derivatives risks, including the risk of exceeding the 10% “derivatives exposure” threshold.
The requirements of the Derivatives Rule may limit our ability to engage in derivatives transactions as part of our investment strategies. These requirements may also increase the cost of our investments and cost of doing business, which could adversely affect the value of our investments and/or our performance. The rule also may not be effective to limit our risk of loss. In particular, measurements of VaR rely on historical data and may not accurately measure the degree of risk reflected in our derivatives or other investments. There may be additional regulation of the use of derivatives transactions by business development companies, which could significantly affect our use. The ultimate impact of the regulations remains unclear. Additional regulation of derivatives transactions may make them more costly, limit their availability or utility, otherwise adversely affect their performance or disrupt markets.

Changes in interest rates may affect our cost of capital and net investment income.
Since we use debt to finance a portion of our investments, our net investment income depends, in part, upon the difference between the rate at which we borrow funds and the rate at which we invest those funds. As a result, we can offer no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. Any reduction in the level of interest rates on new investments relative to interest rates on our current investments could also adversely impact our net investment income. In periods of rising interest rates when we have debt outstanding, our cost of funds will increase, which could reduce our net investment income. We expect that our long-term fixed-rate investments will be financed primarily with equity and long-term debt. We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. These activities may limit our ability to participate in the benefits of lower interest rates with respect to the hedged portfolio. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations. Also, we have limited experience in entering into hedging transactions, and we will initially have to purchase or develop such expertise.
A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to our debt investments. Accordingly, an increase in interest rates would make it easier for us to meet or exceed the incentive fee hurdle rate and may result in a substantial increase in the amount of incentive fees payable to the Adviser with respect to pre-incentive fee net investment income.
We may form one or more CLOs, which may subject us to certain structured financing risks.
To finance investments, we may securitize certain of our secured loans or other investments, including through the formation of one or more CLOs, while retaining all or most of the exposure to the performance of these investments. This would involve contributing a pool of assets to a special purpose entity, and selling debt interests in such entity on a non-recourse or limited-recourse basis to purchasers. It is possible that an interest in any such CLO held by us may be considered a “non-qualifying” portfolio investment for purposes of the 1940 Act.
If we create a CLO, we will depend in part on distributions from the CLO’s assets out of its earnings and cash flows to enable us to make distributions to shareholders. The ability of a CLO to make distributions will be subject to various limitations, including the terms and covenants of the debt it issues. Also, a CLO may take actions that delay distributions in order to preserve ratings and to keep the cost of present and future financings lower or the CLO may be obligated to retain cash or other assets to satisfy over-collateralization requirements commonly provided for holders of the CLO’s debt, which could impact our ability to receive distributions from the CLO. If we do not receive cash flow from any such CLO that is necessary to satisfy the annual distribution requirement for maintaining RIC status, and we are unable to obtain cash from other sources necessary to satisfy this requirement, we may not maintain our qualification as a RIC, which would have a material adverse effect on an investment in the shares.
In addition, a decline in the credit quality of loans in a CLO due to poor operating results of the relevant borrower, declines in the value of loan collateral or increases in defaults, among other things, may force a CLO to sell certain assets at a loss, reducing their earnings and, in turn, cash potentially available for distribution to us for distribution to shareholders. To the extent that any losses are incurred by the CLO in respect of any collateral, such losses will be borne first by us as owner of equity interests in the CLO.
The manager for a CLO that we create may be the Company, the Adviser or an affiliate, and such manager may be entitled to receive compensation for structuring and/or management services. To the extent the Adviser or an affiliate other than the Company serves as manager and the Company is obligated to compensate the Adviser or the affiliate for such services, we, the Adviser or the affiliate will implement offsetting arrangements to assure that we, and indirectly, our shareholders, pay no additional management fees to the Adviser or the affiliate in connection therewith. To the extent we serve as manager, we will waive any right to receive fees for such services from the Company (and indirectly its shareholders) or any affiliate.
Federal Income Tax Risk
We will be subject to corporate-level income tax if we are unable to qualify as a RIC under Subchapter M of the Code or to satisfy RIC distribution requirements.
To obtain and maintain RIC tax treatment under Subchapter M of the Code, we must, among other things, meet annual distribution, income source and asset diversification requirements. If we do not qualify for or maintain RIC tax treatment for any reason and are subject to corporate income tax, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distribution and the amount of our distributions.
We must satisfy these tests on an ongoing basis in order to maintain RIC tax treatment, and may be required to make distributions to shareholders at times when it would be more advantageous to invest cash in our existing or other investments, or when we do not have funds readily available for distribution. Compliance with the RIC tax requirements may hinder our ability to operate solely on the basis of maximizing profits and the value of our shareholders’ investments. Also, the rules applicable to our qualification as a RIC are complex, with many areas of uncertainty. If we fail to qualify for or maintain RIC tax treatment for any reason and are subject to corporate income tax, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distribution and the amount of our distributions. Such a failure may have a material adverse effect on us and on any investment in us. The Code provides certain forms of relief from RIC disqualification due to failures of income source and asset diversification requirements, although there may be additional taxes due in such cases. We cannot assure you that we would qualify for any such relief should we fail either the income source or asset diversification requirements.
We may have difficulty paying our required distributions if we recognize income before or without receiving cash representing such income.
The characterization of distributions to shareholders is determined in accordance with federal income tax rules, which may differ from GAAP due to temporary and permanent differences in the recognition of income and expenses. For federal income tax purposes, we may be required to recognize taxable income in circumstances in which we do not receive a corresponding payment in cash. For example, if we hold debt obligations that are treated under applicable tax rules as having original issue discount (such as zero coupon securities, debt instruments with PIK interest or, in certain cases, increasing interest rates or debt instruments that were issued with warrants), we must include in income each year a portion of the original issue discount that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same taxable year. We may also have to include in income other amounts that we have not yet received in cash, such as deferred loan origination fees that are paid after origination of the loan or are paid in non-cash compensation such as warrants or stock, or interest income from investments that have been classified as non-accrual for financial reporting purposes. We anticipate that a portion of our income may constitute original issue discount or other income required to be included in taxable income prior to receipt of cash. Further, we may elect to amortize market discount and include such amounts in our taxable income in the current year, instead of upon disposition, as an election not to do so would limit our ability to deduct interest expenses for tax purposes.
Because any original issue discount or other amounts accrued will be included in our investment company taxable income for the year of the accrual, we may be required to make a distribution to our shareholders in order to satisfy the annual distribution requirement, even though we will not have received any corresponding cash amount. As a result, we may have difficulty meeting the annual distribution requirement necessary to qualify for and maintain RIC tax treatment under Subchapter M of the Code. We may have to sell some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital or forgo new investment opportunities for this purpose. If we are not able to obtain cash from other sources, we may not qualify for or maintain RIC tax treatment and thus we may become subject to corporate-level income tax.
Furthermore, we may invest in the equity securities of non-U.S. corporations (or other non-U.S. entities classified as corporations for U.S. federal income tax purposes) that could be treated under the Code and U.S.
Treasury regulations as “passive foreign investment companies” and/or “controlled foreign corporations.” The rules relating to investment in these types of non-U.S. entities are designed to ensure that U.S. taxpayers are either, in effect, taxed currently (or on an accelerated basis with respect to corporate level events) or taxed at increased tax rates at distribution or disposition. In certain circumstances, these rules also could require us to recognize taxable income or gains where we do not receive a corresponding payment in cash and, unless the income and gains are related to our business of investing in stocks and securities, all or a portion of such taxable income and gains may not be considered qualifying income for purposes of the RIC income source requirements.
Some of our investments may be subject to corporate-level income tax.
We may invest in certain debt and equity investments through taxable subsidiaries and the taxable income of these taxable subsidiaries will be subject to federal and state corporate income taxes. Furthermore, to the extent the taxable subsidiaries have an unrealized gain or a realized gain for an equity investment, we may be required to accrue and/or pay federal and state corporate income taxes related to such unrealized or realized gains. We may invest in certain foreign debt and equity investments which could be subject to foreign taxes (such as income tax, withholding and value added taxes).
Our portfolio investments may present special tax issues.
The Company invests in debt securities that are rated below investment grade by rating agencies or that would be rated below investment grade if they were rated. Investments in these types of instruments and certain equity securities may present special tax issues for the Company. U.S. federal income tax rules are not entirely clear about issues such as when we may cease to accrue interest, original issue discount or market discount, when and to what extent deductions may be taken for bad debts or worthless debt in equity securities, how payments received on obligations in default should be allocated between principal and interest income, as well as whether exchanges of debt instruments in a bankruptcy or workout context are taxable. Such matters could cause us to recognize taxable income for U.S. federal income tax purposes, even in the absence of cash or economic gain, and require us to make taxable distributions to our shareholders to maintain our RIC status or preclude the imposition of either U.S. federal corporate income or excise taxation. Additionally, because such taxable income may not be matched by corresponding cash received by us, we may be required to borrow money or dispose of other investments to be able to make distributions to our shareholders. These and other issues will be considered by us, to the extent determined necessary, in order that we minimize the level of any U.S. federal income or excise tax that we would otherwise incur.
If we are not treated as a “publicly offered regulated investment company,” as defined in the Code, U.S. shareholders that are individuals, trusts or estates will be taxed as though they received a distribution of some of our expenses.
While we expect to be treated as a “publicly offered regulated investment company” as a result of our Common Shares and our Preferred Shares collectively being held by at least 500 persons at all times during a taxable year, no certainty can be provided that we will qualify for each taxable year. If we are not so treated, each U.S. shareholder that is an individual, trust or estate will be treated as having received a dividend for U.S. federal income tax purposes from us in the amount of such U.S. shareholder’s allocable share of the management and incentive fees paid to our investment adviser and certain of our other expenses for the calendar year, and these fees and expenses will be treated as miscellaneous itemized deductions of such U.S. shareholder. For taxable years beginning before 2026, miscellaneous itemized deductions generally are not deductible by a U.S. shareholder that is an individual, trust or estate. For taxable years beginning in 2026 or later, miscellaneous itemized deductions generally are deductible by a U.S. shareholder that is an individual, trust or estate only to the extent that the aggregate of such U.S. shareholder’s miscellaneous itemized deductions exceeds 2% of such U.S. shareholder’s adjusted gross income for U.S. federal income tax purposes, are not deductible for purposes of the alternative minimum tax and are subject to the overall limitation on itemized deductions under Section 68 of the Code.
Legislative or regulatory tax changes could adversely affect investors.
At any time, the federal income tax laws governing RICs or the administrative interpretations of those laws or regulations may be amended. Any of those new laws, regulations or interpretations may take effect retroactively and could adversely affect the taxation of us or our shareholders. Therefore, changes in tax laws, regulations or administrative interpretations or any amendments thereto could diminish the value of an investment in our shares or the value or the resale potential of our investments.
Risks Related to an Investment in the Common Shares and Preferred Shares
If we are unable to raise substantial funds, then we will be more limited in the number and type of investments we may make, our expenses may be higher relative to our total assets, and the value of your investment in us may be reduced in the event our assets under-perform.
Amounts that we raise may not be sufficient for us to purchase a broad portfolio of investments. To the extent that less than the maximum number of Common Shares is subscribed for, the opportunity for us to purchase a broad portfolio of investments may be decreased and the returns achieved on those investments may be reduced as a result of allocating all of our expenses among a smaller capital base. If we are unable to raise substantial funds, we may not achieve certain economies of scale and our expenses may represent a larger proportion of our total assets.
We face risks associated with the deployment of our capital.
In light of the nature of our continuous offering in relation to our investment strategy and the need to be able to deploy potentially large amounts of capital quickly to capitalize on potential investment opportunities, if we have difficulty identifying investments on attractive terms, there could be a delay between the time we receive net proceeds from the sale of shares of our Common Shares in the Private Offering and the time we invest the net proceeds. Our proportion of privately negotiated investments may be lower than expected. We may also from time to time hold cash pending deployment into investments or have less than our targeted leverage, which cash or shortfall in target leverage may at times be significant, particularly at times when we are receiving high amounts of offering proceeds and/or times when there are few attractive investment opportunities. Such cash may be held in an account for the benefit of our shareholders that may be invested in money market accounts or other similar temporary investments, each of which are subject to the management fees.
In the event we are unable to find suitable investments such cash may be maintained for longer periods which would be dilutive to overall investment returns. This could cause a substantial delay in the time it takes for your investment to realize its full potential return and could adversely affect our ability to pay regular distributions of cash flow from operations to you. It is not anticipated that the temporary investment of such cash into money market accounts or other similar temporary investments pending deployment into investments will generate significant interest, and investors should understand that such low interest payments on the temporarily invested cash may adversely affect overall returns. In the event we fail to timely invest the net proceeds of sales of our Common Shares or do not deploy sufficient capital to meet our targeted leverage, our results of operations and financial condition may be adversely affected.
We may have difficulty sourcing investment opportunities.
Other than the Warehousing Transaction, we have not identified the potential investments for our portfolio that we will acquire. We cannot assure investors that we will be able to locate a sufficient number of suitable investment opportunities to allow us to deploy all investments successfully. In addition, privately negotiated investments in loans and illiquid securities of private companies require substantial due diligence and structuring, and we cannot assure investors that we will achieve our anticipated investment pace. As a result, investors will be unable to evaluate any future portfolio company investments prior to purchasing our shares. Additionally, our Adviser will select our investments subsequent to the Private Offering, and our shareholders will have no input with respect to such investment decisions. These factors increase the uncertainty, and thus the risk, of investing in our shares. To the extent we are unable to deploy all investments, our investment income and, in turn, our results of operations, will likely be materially adversely affected.
We may have difficulty paying distributions and the tax character of any distributions is uncertain.
We generally intend to distribute substantially all of our available earnings annually by paying distributions on a monthly basis, as determined by the Board of Trustees in its discretion. We cannot assure investors that we will achieve investment results that will allow us to make a specified level of cash distributions (particularly during the early stages of our operations) or year-to-year increases in cash distributions. Our ability to pay distributions might be adversely affected by the impact of one or more of the risk factors described in this annual report on Form 10-K. Due to the asset coverage test applicable to us under the 1940 Act as a BDC, we may be limited in our ability to make distributions. In addition, if we enter into a credit facility or any other borrowing facility, for so long as such facility is outstanding, we anticipate that we may be required by its terms to use all payments of interest and principal that we receive from our current investments as well as any proceeds received from the sale of our current investments to repay amounts outstanding thereunder, which could adversely affect our ability to make distributions.
Furthermore, the tax treatment and characterization of our distributions may vary significantly from time to time due to the nature of our investments. The ultimate tax characterization of our distributions made during a taxable year may not finally be determined until after the end of that taxable year. We may make distributions during a taxable year that exceed our investment company taxable income and net capital gains for that taxable year. In such a situation, the amount by which our total distributions exceed investment company taxable income and net capital gains generally would be treated as a return of capital up to the amount of a shareholder’s tax basis in the shares, with any amounts exceeding such tax basis treated as a gain from the sale or exchange of such shares. A return of capital generally is a return of a shareholder’s investment rather than a return of earnings or gains derived from our investment activities. Moreover, we may pay all or a substantial portion of our distributions from the proceeds of the sale of our shares or from borrowings or sources other than cash flow from operations in anticipation of future cash flow, which may constitute a return of shareholders’ capital and will reduce such shareholders’ tax basis in our shares, which may result in increased tax liability to shareholders when they sell such shares.
An investment in our Common Shares or our Series A Preferred Shares has and will have limited liquidity.
Our shares constitute illiquid investments for which there is not, and will likely not be, a secondary market at any time prior to a public offering and listing of our shares on a national securities exchange. There can be no guarantee that we will conduct a public offering and list our shares on a national securities exchange, and we do not currently intend to do so. Investment in the Company is suitable only for sophisticated investors and requires the financial ability and willingness to accept the high risks and lack of liquidity inherent in an investment in the Company. Shareholders are not entitled to redeem their shares. Shareholders must be prepared to bear the economic risk of an investment in our shares for an extended period of time.
There are restrictions on the ability of holders of our Common Shares and Preferred Shares to transfer shares, including restrictions typically associated with a private offering of securities under Regulation D and other exemptions from registration under the Securities Act, and these restrictions could limit the liquidity of an investment our Common Shares and in our Series A Preferred Shares and the price at which holders may be able to sell the shares.
We are relying on an exemption from registration under the Securities Act and state securities laws in offering our Common Shares and relied on an exemption from registration under the Securities Act and state securities laws in offering our Series A Preferred Shares. As such, absent an effective registration statement covering our Common Shares or our Series A Preferred Shares, as applicable, such shares may be resold only in transactions that are exempt from the registration requirements of the Securities Act and in accordance with the terms of the applicable Subscription Agreement or Statement of Preferences. Our Common Shares and our Series A Preferred Shares have limited transferability which could delay, defer or prevent a transaction or a change of control of the Company that might involve a premium price for our securities or otherwise be in the best interest of our shareholders.
Certain investors are and will be subject to Exchange Act filing requirements.
Because our Common Shares are registered under the Exchange Act, ownership information for any person who beneficially owns 5% or more of our Common Shares has to be disclosed in a Schedule 13G or other filings with the SEC. Beneficial ownership for these purposes is determined in accordance with the rules of the SEC, and includes having voting or investment power over the securities. In some circumstances, our shareholders who choose to reinvest their dividends may see their percentage stake in the Company increased to more than 5%, thus triggering this filing requirement. Each shareholder is responsible for determining their filing obligations and preparing the filings. In addition, our shareholders who hold more than 10% of a class of our shares may be subject to Section 16(b) of the Exchange Act, which recaptures for the benefit of the Company profits from the purchase and sale of registered stock (and securities convertible or exchangeable into such registered stock) within a six-month period.
Shareholders may experience dilution.
All distributions declared in cash payable to holders of Common Shares that are participants in our distribution reinvestment plan are generally automatically reinvested in our Common Shares. As a result, shareholders that do not participate in our distribution reinvestment plan may experience dilution over time.
Holders of our Common Shares do not have preemptive rights to any shares we issue in the future. Our Declaration of Trust allows us to issue an unlimited number of Common Shares. After you purchase Common Shares, our Board of Trustees may elect, without shareholder approval, to: (1) sell additional shares in the Private Offering or future public or private offerings; (2) issue Common Shares or interests in any of our subsidiaries in private offerings; (3) issue Common Shares upon the exercise of the options we may grant to our independent trustees or future employees; or (4) subject to applicable law, issue Common Shares in payment of an outstanding obligation to pay fees for services rendered to us. To the extent we issue additional Common Shares after your purchase in the Private Offering, your percentage ownership interest in us will be diluted. Because of these and other reasons, our shareholders may experience substantial dilution in their percentage ownership of our shares or their interests in the underlying assets held by our subsidiaries.
Investing in our shares involves a high degree of risk.
The investments we make in accordance with our investment objectives may result in a higher amount of risk than alternative investment options and volatility or loss of principal. Our investments in portfolio companies may be highly speculative and aggressive and, therefore, an investment in our shares may not be suitable for someone with lower risk tolerance.
The NAV of our shares may fluctuate significantly.
The NAV and liquidity, if any, of the market for our shares may be significantly affected by numerous factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include:
•     changes in regulatory policies or tax guidelines, particularly with respect to RICs or BDCs;
•     loss of RIC or BDC status;
•     changes in earnings or variations in operating results;
•     changes in the value of our portfolio of investments;
•     changes in accounting guidelines governing valuation of our investments;
•     any shortfall in revenue or net income or any increase in losses from levels expected by investors;
•     departure of either of our adviser or certain of its respective key personnel;
•     general economic trends and other external factors; and
•     loss of a major funding source.
Our Preferred Shares, including our Series A Preferred Shares and any additional series of Preferred Shares we may determine to issue in the future, could adversely affect the value of the Common Shares.
Our Preferred Shares, including our Series A Preferred Shares and any additional series of Preferred Shares we may determine to issue in the future, may have dividend or conversion rights, liquidation preferences or other economic terms favorable to the holders of such series Preferred Shares that could make an investment in the Common Shares less attractive. In addition, the dividends on any Preferred Shares we issue must be cumulative. Payment of dividends and repayment of the liquidation preference of Preferred Shares must take preference over any distributions or other payments to holders of Common Shares, and holders of Preferred Shares are not subject to any of our expenses or losses and are not entitled to participate in any income or appreciation in excess of their stated preference (other than convertible Preferred Shares that converts into Common Shares). In addition, under the 1940 Act, any such Preferred Shares would constitute a “senior security” for purposes of the 150% asset coverage test.
An investment in Preferred Shares with a fixed interest rate, such as the Series A Preferred Shares bears interest rate risk.
Our Series A Preferred Shares pay dividends at a fixed dividend rate. Prices of fixed income investments vary inversely with changes in market yields. The market yields on securities comparable to our Preferred Shares may increase, which would likely result in a decline in the value of such Preferred Shares.

Our Series A Preferred Shares are subject to a risk of early redemption, and holders may not be able to reinvest their funds.
We may voluntarily redeem some or all of the outstanding Series A Preferred Shares at any time. We also may be forced to redeem some or all of the outstanding Preferred Shares to meet regulatory requirements and the asset coverage requirements of such shares. Any such redemption may occur at a time that is unfavorable to holders of our Series A Preferred Shares. Additionally, pursuant to Rule 23c-2 of the 1940 Act, if less than all the outstanding securities of a class or series are to be redeemed, such redemption shall be made on a pro rata basis. We may have an incentive to redeem our Series A Preferred Shares if market conditions allow us to issue other preferred stock or debt securities at a rate that is lower than the dividend rate on the outstanding Preferred Shares. If we redeem our Series A Preferred Shares, the holders of such redeemed shares face the risk that the return on an investment purchased with proceeds from such redemption may be lower than the return previously obtained from the investment in our Series A Preferred Shares.
Our Preferred Shares are subordinate to the rights of holders of senior indebtedness.
While preferred shareholders, including holders of our Series A Preferred Shares, have equal liquidation and distribution rights to any other series of Preferred Shares, they are subordinated to the rights of holders of any of other senior indebtedness we may incur. Therefore, dividends, distributions and other payments to preferred shareholders in liquidation or otherwise may be subject to prior payments due to the holders of senior indebtedness. In addition, the 1940 Act may provide debtholders with voting rights that are superior to the voting rights of our Preferred Shares.
Holders of our Series A Preferred Shares bear dividend risk.
We may be unable to pay dividends on our Series A Preferred Shares under some circumstances. The terms of any future indebtedness we may incur could preclude the payment of dividends in respect of equity securities, including our Preferred Shares, under certain conditions.
If we fail to pay dividends on our Series A Preferred Shares for two years, the holders of our Series A Preferred Shares will be entitled to elect a majority of our directors.
The terms of our Series A Preferred Shares provide for certain dividend payments. In accordance with the 1940 Act and the terms of the Series A Preferred Shares, if dividends thereon are unpaid in an amount equal to at least two years of dividends, the holders of our Series A Preferred Shares will be entitled to elect a majority of our Board of Trustees. Holders of the Series A Preferred Shares have the right to vote, including in the election of trustees, in ways that may benefit their interests but not the interests of holders of our Common Shares.
General Risk Factors
Changes in laws or regulations governing our operations may adversely affect our business or cause us to alter our business strategy.
We, our portfolio companies and other counterparties are subject to regulation at the local, state and federal level. New legislation may be enacted, amended or repealed or new interpretations, rulings or regulations could be adopted, including those governing the types of investments we are permitted to make, any of which could harm us and our shareholders, potentially with retroactive effect. For example, certain provisions of the Dodd-Frank Act, which influences many aspects of the financial services industry, have been amended or repealed and the Code has been substantially amended and reformed.
The current U.S. presidential administration has supported and may continue to support an enhanced regulatory agenda that imposes greater costs on all sectors and on financial services companies in particular. In addition, uncertainty regarding legislation and regulations affecting the financial services industry or taxation could also adversely impact our business or the business of our portfolio companies. New or repealed legislation, interpretations, rulings or regulations could require changes to certain business practices of us or our portfolio companies, negatively impact the operations, cash flows or financial condition of us or our portfolio companies, impose additional costs on us or our portfolio companies or otherwise adversely affect our business or the business of our portfolio companies.
Additionally, any changes to or repeal of the laws and regulations governing our operations relating to permitted investments may cause us to alter our investment strategy to avail ourselves of new or different opportunities. Such changes could result in material differences to our strategies and plans as set forth in this annual report on Form 10-K and may result in our investment focus shifting from the areas of expertise of the Adviser to other types of investments in which the Adviser may have less expertise or little or no experience. Thus, any such changes, if they occur, could have a material adverse effect on our financial condition and results of operations and the value of a shareholder’s investment.

Global economic, political and market conditions, including potential downgrades of the U.S. credit rating, may adversely affect our business, results of operations and financial condition.
The current global financial market situation, as well as various social and political tensions in the United States and around the world (including the current conflict in Ukraine and the Israel-Hamas conflict) may contribute to increased market volatility, may have long-term effects on the United States and worldwide financial markets and may cause economic uncertainties or deterioration in the United States and worldwide. The success of our investment activities could be affected by general economic and market conditions in the United States and in the rest of the world, as well as by changes in applicable laws and regulations (including laws relating to taxation of our investments), trade barriers, currency exchange controls, rate of inflation, currency depreciation, asset re-investment, resource self-sufficiency and national and international political and socioeconomic circumstances in respect of the non-U.S. countries in which we may invest. These factors may affect the level and volatility of securities prices and the liquidity of the Company’s investments, which could impair our profitability or result in losses. General fluctuations in the market prices of securities and interest rates may affect our investment opportunities and the value of our investments. We may maintain substantial trading positions that can be adversely affected by the level of volatility in the financial markets; the larger the positions, the greater the potential for loss. Declines in the performance of national economies or the credit markets in certain jurisdictions have had a negative impact on general economic and market conditions globally, and as a result, could have a material adverse effect on our business, financial condition and results of operations.
For example, the impact of potential downgrades by rating agencies to the U.S. government’s sovereign credit rating or its perceived creditworthiness as well as potential government shutdowns and uncertainty surrounding transfers of power could adversely affect the U.S. and global financial markets and economic conditions. Similarly in Europe, since 2010 several European Union, or the EU, countries have faced budget issues, some of which may have negative long-term effects for the economies of those countries and other EU countries. There is concern about national-level support for the Euro and the accompanying coordination of fiscal and wage policy among European Economic and Monetary Union member countries. The United Kingdom’s, or the U.K., decision to leave the EU, or Brexit, has also led to volatility in global financial markets. The longer term economic, legal, political and social implications of Brexit remain unclear. Brexit has led to ongoing political and economic uncertainty and periods of increased volatility in both the U.K. and in wider European markets for some time. Brexit could lead to calls for similar referendums in other European jurisdictions, which could cause increased economic volatility in the European and global markets. This mid- to long-term uncertainty could have adverse effects on the economy generally and on our ability to earn attractive returns. In particular, currency volatility could mean that our returns are adversely affected by market movements and could make it more difficult, or more expensive, for us to execute prudent currency hedging policies. Potential decline in the value of the British Pound and/or the Euro against other currencies, along with the potential further downgrading of the U.K.’s sovereign credit rating, could also have an impact on the performance of certain investments made in the U.K. or Europe.
The Adviser’s financial condition may be adversely affected by a significant general economic downturn and it may be subject to legal, regulatory, reputational and other unforeseen risks that could have a material adverse effect on the Adviser’s businesses and operations (including those of the Company). A recession, slowdown and/or sustained downturn in the global economy (or any particular segment thereof) could have a pronounced impact on the Company and could adversely affect the Company’s profitability, impede the ability of the Company and/or the Company’s portfolio companies to perform under or refinance their existing obligations and impair the Company’s ability to effectively deploy its capital or realize its investments on favorable terms.
Any of the foregoing events could result in substantial or total losses to the Company in respect of certain investments, which losses will likely be exacerbated by the presence of leverage in a portfolio company’s capital structure.
The ongoing invasion of Ukraine by Russia may have a material adverse impact on us and our portfolio companies.
The ongoing invasion of Ukraine by Russia and related sanctions have increased global political and economic uncertainty. In February 2022, Russia invaded Ukraine and, in response, the United States and many other countries placed economic sanctions on certain Russian entities and individuals. Because Russia is a major exporter of oil and natural gas, the invasion and related sanctions have reduced the supply, and increased the price, of energy, which is accelerating inflation and may exacerbate ongoing supply chain issues. There is also the risk of retaliatory actions by Russia against countries which have enacted sanctions, including cyberattacks against financial and governmental institutions, which could result in business disruptions and further economic turbulence. Although the Company has no direct exposure to Russia or Ukraine, the broader consequences of the invasion may have a material adverse impact on the Company’s portfolio and the value of an investment in the Company. Moreover, sanctions and export control laws and regulations are complex, frequently changing, and increasing in number, and they may impose additional legal compliance costs or business risks associated with our operations.

We and our portfolio companies may maintain cash balances at financial institutions that exceed federally insured limits and may otherwise be materially affected by adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity, defaults or non-performance by financial institutions or transactional counterparties.
Our cash is held in accounts at U.S. banking institutions. Cash held by us and our portfolio companies in non-interest-bearing and interest-bearing operating accounts may exceed the Federal Deposit Insurance Corporation, or the FDIC, insurance limits. If such banking institutions were to fail, we or our portfolio companies could lose all or a portion of those amounts held in excess of such insurance limitations. In addition, actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems, which could adversely affect our and our portfolio companies’ business, financial condition, results of operations, or prospects.
Although we assess our portfolio companies’ banking relationships as necessary or appropriate, our and our portfolio companies’ access to funding sources and other credit arrangements in amounts adequate to finance or capitalize our or our portfolio companies’ respective current and projected future business operations could be significantly impaired by factors that affect us or our portfolio companies, the financial institutions with which we or our portfolio companies have arrangements directly, or the financial services industry or economy in general. These factors could include, among others, events such as liquidity constraints or failures, the ability to perform obligations under various types of financial, credit or liquidity agreements or arrangements, disruptions or instability in the financial services industry or financial markets, or concerns or negative expectations about the prospects for companies in the financial services industry. These factors could involve financial institutions or financial services industry companies with which we or our portfolio companies have financial or business relationships, but could also include factors involving financial markets or the financial services industry generally.
In addition, investor concerns regarding the U.S. or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us or our portfolio companies to acquire financing on acceptable terms or at all.
We may experience fluctuations in our quarterly results.
We could experience fluctuations in our quarterly operating results due to a number of factors, including our ability or inability to make investments in companies that meet our investment criteria, the interest rate payable on the loans or other debt securities we originate or acquire, the level of our expenses (including our borrowing costs), variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which we encounter competition in our markets and general economic conditions. As a result of these factors, results for any previous period should not be relied upon as being indicative of performance in future periods.
We and the Adviser could be the target of litigation.
We and the Adviser could become the target of securities class action litigation or other similar claims if the value of the Common Shares fluctuates significantly or for other reasons. The proceedings could continue without resolution for long periods of time and the outcome of any such proceedings could materially adversely affect our business, financial condition, and/or operating results. Any litigation or other similar claims could consume substantial amounts of our management’s time and attention, and that time and attention and the devotion of associated resources could, at times, be disproportionate to the amounts at stake. Litigation and other claims are subject to inherent uncertainties, and a material adverse impact on our financial statements could occur for the period in which the effect of an unfavorable final outcome in litigation or other similar claims becomes probable and reasonably estimable. In addition, we could incur expenses associated with defending ourselves against litigation and other similar claims, and these expenses could be material to our earnings in future periods.
Our business and operations could be negatively affected if we become subject to shareholder activism, which could cause us to incur significant expense, hinder the execution of our investment strategy or impact our share value.
Shareholder activism, which could take many forms, including making public demands that we consider certain strategic alternatives for the Company, engaging in public campaigns to attempt to influence our corporate governance and/or our management, and commencing proxy contests to attempt to elect the activists’ representatives or others to our Board of Trustees, or arise in a variety of situations, has increased in the BDC space in recent years. We may in the future become the target of shareholder activism, which could result in substantial costs and divert management’s and our Board of Trustees’ attention and resources from our business. Additionally, such shareholder activism could give rise to perceived uncertainties as to our future and adversely affect our relationships with service providers and our portfolio companies. Also, we may be required to incur significant legal and other expenses related to any activist shareholder matters. Further, the valuation of our Common Shares could be subject to significant fluctuation or otherwise be adversely affected by the events, risks and uncertainties of any shareholder activism.

If we, our affiliates and our and their respective third-party service providers are unable to maintain the availability of electronic data systems and safeguard the security of data, our ability to conduct business may be compromised, which could impair our liquidity, disrupt our business, damage our reputation or otherwise adversely affect our business.
Cybersecurity refers to the combination of technologies, processes, and procedures established to protect information technology systems and data from unauthorized access, attack, or damage. We, our affiliates and our and their respective third-party service providers are subject to cybersecurity risks. Our business operations rely upon secure information technology systems for data processing, storage and reporting. We depend on the effectiveness of the information and cybersecurity policies, procedures and capabilities maintained by our affiliates and our and their respective third-party service providers to protect their computer and telecommunications systems and the data that reside on or are transmitted through them. Cybersecurity risks have significantly increased in recent years and, while we have not experienced any material losses relating to cyber-attacks or other information security breaches, we could suffer such losses in the future. Our, our affiliates and our and their respective third-party service providers’ computer systems, software and networks may be vulnerable to unauthorized access, computer viruses or other malicious code and other events that could have a security impact, as well as cyber-attacks that do not have a security impact but may nonetheless cause harm, such as causing denial-of-service attacks (i.e., efforts to make network services unavailable to intended users) on websites, servers or other online systems. If one or more of such events occur, it potentially could jeopardize confidential and other information, including nonpublic personal information and sensitive business data, processed and stored in, and transmitted through, computer systems and networks, or otherwise cause interruptions or malfunctions in our operations or the operations of our affiliates and our and their respective third-party service providers. This could result in significant losses, reputational damage, litigation, regulatory fines or penalties, or otherwise adversely affect our business, financial condition or results of operations.
Substantial costs may be incurred in order to prevent any cyber incidents in the future. The costs related to cyber or other security threats or disruptions may not be fully insured or indemnified by other means. Privacy and information security laws and regulation changes, and compliance with those changes, may result in cost increases due to system changes and the development of new administrative processes. In addition, we or the Adviser may be required to expend significant additional resources to modify our protective measures and to investigate and remediate vulnerabilities or other exposures arising from operational and security risks. There is no assurance that any efforts to mitigate cybersecurity risks undertaken by us, our affiliates, or our or their respective third-party service providers will be effective. If we fail to comply with the relevant laws and regulations, we could suffer financial losses, a disruption of our business, liability to investors, regulatory intervention or reputational damage.
As an SEC-reporting company, we are subject to regulations not applicable to private companies, such as provisions of the Sarbanes-Oxley Act. Efforts to comply with such regulations involve significant expenditures, and non-compliance with such regulations may adversely affect us.
As an SEC-reporting company, we are subject to the Sarbanes-Oxley Act, and the related rules and regulations promulgated by the SEC. Our management is required to report on our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act. We are required to review on an annual basis our internal control over financial reporting, and on a quarterly and annual basis to evaluate and disclose changes in our internal control over financial reporting. As a relatively new company, developing and maintaining an effective system of internal controls may require significant expenditures, which may negatively impact our financial performance and our ability to make distributions. This process also may result in a diversion of our management’s time and attention. We cannot be certain of when our evaluation, testing and remediation actions will be completed or the impact of the same on our operations. In addition, we may be unable to ensure that the process is effective or that our internal controls over financial reporting are or will be effective in a timely manner. In the event that we are unable to develop or maintain an effective system of internal controls and maintain or achieve compliance with the Sarbanes-Oxley Act and related rules, we may be adversely affected.
We are not required to comply with the requirements of the Sarbanes-Oxley Act, including the internal control evaluation and certification requirements of Section 404, and will not be required to comply with all of those requirements until we have been subject to the reporting requirements of the Exchange Act for a specified period of time or the date we are no longer an emerging growth company under the JOBS Act. Accordingly, our internal controls over financial reporting do not currently meet all of the standards contemplated by Section 404 that we will eventually be required to meet. We are in the process of addressing our internal controls over financial reporting and are establishing formal procedures, policies, processes and practices related to financial reporting and to the identification of key financial reporting risks, assessment of their potential impact and linkage of those risks to specific areas and activities within the Company.
Our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal control over financial reporting until the later of the year following our first annual report required to be filed with the SEC, or the date we are no longer an emerging growth company under the JOBS Act. Because we do not currently have comprehensive documentation of our internal controls and have not yet tested our internal controls in accordance with Section 404, we cannot conclude in accordance with Section 404 that we do not have a material weakness in our internal controls or a combination of significant deficiencies that could result in the conclusion that we have a material weakness in our internal controls.

We are an “emerging growth company” under the JOBS Act, and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our shares less attractive to investors.
For so long as we remain an “emerging growth company,” we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. We cannot predict if investors will find our shares less attractive because we rely on some or all of these exemptions. If some investors find our shares less attractive as a result, there may be a less active market for an investment in our shares.
In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the 1933 Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We will take advantage of the extended transition period for complying with new or revised accounting standards, which may make it more difficult for investors and securities analysts to evaluate us since our financial statements may not be comparable to companies that comply with public company effective dates and may result in less investor confidence.
Events outside of our control, including public health crises, could negatively affect our portfolio companies and our results of operations.
Periods of market volatility have occurred and could continue to occur in response to pandemics or other events outside of our control. We, the Adviser, and the portfolio companies in which we invest in could be affected by force majeure events (i.e., events beyond the control of the party claiming that the event has occurred, such as acts of God, fire, flood, earthquakes, outbreaks of an infectious disease, pandemic or any other serious public health concern, war, terrorism, labor strikes, major plant breakdowns, pipeline or electricity line ruptures, failure of technology, defective design and construction, accidents, demographic changes, government macroeconomic policies, social instability, etc.). Some force majeure events could adversely affect the ability of a party (including us, the Adviser, a portfolio company or a counterparty to us, the Adviser, or a portfolio company) to perform its obligations until it is able to remedy the force majeure event. In addition, force majeure events, such as the cessation of the operation of equipment for repair or upgrade, could similarly lead to the unavailability of essential equipment and technologies. These risks could, among other effects, adversely impact the cash flows available from a portfolio company, cause personal injury or loss of life, including to a senior manager of the Adviser or its affiliates, damage property, or instigate disruptions of service. In addition, the cost to a portfolio company or us of repairing or replacing damaged assets resulting from such force majeure event could be considerable. It will not be possible to insure against all such events, and insurance proceeds received, if any, could be inadequate to completely or even partially cover any loss of revenues or investments, any increases in operating and maintenance expenses, or any replacements or rehabilitation of property. Certain events causing catastrophic loss could be either uninsurable, or insurable at such high rates as to adversely impact us, the Adviser, or portfolio companies, as applicable. Force majeure events that are incapable of or are too costly to cure could have permanent adverse effects. Certain force majeure events (such as war or an outbreak of an infectious disease) could have a broader negative impact on the world economy and international business activity generally, or in any of the countries in which we invest or our portfolio companies operate specifically. Such force majeure events could result in or coincide with: increased volatility in the global securities, derivatives and currency markets; a decrease in the reliability of market prices and difficulty in valuing assets; greater fluctuations in currency exchange rates; increased risk of default (by both government and private issuers); further social, economic, and political instability; nationalization of private enterprise; greater governmental involvement in the economy or in social factors that impact the economy; less governmental regulation and supervision of the securities markets and market participants and decreased monitoring of the markets by governments or self-regulatory organizations and reduced enforcement of regulations; limited, or limitations on, the activities of investors in such markets; controls or restrictions on foreign investment, capital controls and limitations on repatriation of invested capital; inability to purchase and sell investments or otherwise settle security or derivative transactions (i.e., a market freeze); unavailability of currency hedging techniques; substantial, and in some periods extremely high, rates of inflation, which can last many years and have substantial negative effects on credit and securities markets as well as the economy as a whole; recessions; and difficulties in obtaining and/or enforcing legal judgments.
In early 2020, COVID-19 emerged globally. The outbreak of COVID-19 and its variants resulted in closing international borders, enhanced health screenings, healthcare service preparation and delivery, quarantines, cancellations, disruptions to supply chains and customer activity, as well as general public concern and uncertainty. This outbreak negatively affected the worldwide economy, as well as the economies of individual countries, the financial health of individual companies and the market in general in significant and unforeseen ways. In May 2023, the World Health Organization declared the end of the global emergency status for COVID-19, and the United States subsequently ended the federal COVID-19 public health emergency declaration. Although vaccines for COVID-19 are widely available, it is unknown how long certain circumstances related to the pandemic will persist, whether they will reoccur in the future, and what additional implications may follow from the pandemic. The impact of these events and other epidemics or pandemics in the future could adversely affect the performance of the Adviser, the Company, and the Company’s portfolio companies.

Item 1B.    Unresolved Staff Comments.
None.
Item 1C.    Cybersecurity.
Cybersecurity
The Company has effective processes in place to assess, identify, and manage material risks from cybersecurity threats. The Company’s business is dependent on the communications and information systems of the Adviser, as an affiliate of FS Investments. The Company also relies on the communications and systems of other third-party service providers. FS Investments has implemented a cybersecurity program that applies to all of its subsidiaries and affiliates, including the Company and its operations.
Cybersecurity Program Overview
FS Investments has instituted a cybersecurity program designed to identify, assess, and manage cyber risks applicable to the Company. The cyber risk management program involves, inter alia, risk assessments, implementation of security measures, and ongoing monitoring of systems and networks, including networks on which the Company relies. FS Investments actively monitors the current threat landscape in an effort to identify material risks arising from new and evolving cybersecurity threats, including material risks faced by the Company.
The Company relies on FS Investments to engage external experts, including cybersecurity assessors, consultants, and auditors to evaluate cybersecurity measures and risk management processes, including those applicable to the Company. The Company is also included in the FS Investments risk management program and processes, which include cyber risk assessments.
The Company depends on and engages various third parties, including suppliers, vendors, and service providers, to operate its business. The Company relies on the expertise of FS Investments’ third-party risk management, legal, information technology, and compliance personnel of the Adviser and FS Investments, including the Chief Information Security Officer, or the CISO, of FS Investments, when identifying and overseeing risks from cybersecurity threats associated with our use of such entities.
Board Oversight of Cybersecurity Risks
The audit committee of the Board of Trustees of the Company, or the Audit Committee, provides strategic oversight on cybersecurity matters, including risks associated with cybersecurity threats. The Audit Committee receives periodic updates from the FS Investments CISO and the Company’s Chief Compliance Officer, or the CCO, regarding the overall state of the FS Investments cybersecurity program, information on the current threat landscape, and risks from cybersecurity threats and cybersecurity incidents impacting the Company.
Management's Role in Cybersecurity Risk Management
The Company’s management, including the Company’s CCO, is responsible for assessing and managing material risks from cybersecurity threats. The CCO oversees the Company’s risk management function generally and relies on the FS Investments CISO to assist with assessing and managing material risks from cybersecurity threats. The CISO has over ten years of experience in activity managing cybersecurity and information security programs for financial services companies with complex information systems. The CCO has been responsible for this oversight function as CCO to the Company since its inception in 2022 and has worked in the financial services industry for over 40 years, during which the CCO has gained expertise in assessing and managing risk applicable to the Company.
Management of the Company is informed about and monitors the prevention, detection, mitigation, and remediation of cybersecurity incidents impacting the Company, including through the receipt of notifications from service providers and reliance on communications with risk management, legal, information technology, and/or compliance personnel of the Adviser and FS Investments.
Assessment of Cybersecurity Risk
The potential impact of risks from cybersecurity threats on the Company are assessed on an ongoing basis, and how such risks could materially affect the Company’s business strategy, operational results, and financial condition are regularly evaluated. During the reporting period, the Company has not identified any impact from cybersecurity threats, including as a result of previous cybersecurity incidents, that the Company believes have materially affected, or are reasonably likely to materially affect, the Company, including its business strategy, operational results, and financial condition.

Item 2.    Properties.
We do not own any real estate or other physical properties materially important to our operation. Our headquarters are located at 201 Rouse Boulevard, Philadelphia, Pennsylvania, 19112. We believe that our office facilities are suitable and adequate for our business as it is presently conducted.
Item 3.    Legal Proceedings.
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
Item 4.    Mine Safety Disclosures.
Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
Our Common Shares will be offered and sold in private offerings exempt from registration under the Securities Act under Section 4(a)(2) and/or Regulation D thereunder or Regulation S under the Securities Act. There is no public market for our Common Shares currently, nor can we give any assurance that one will develop.
Because Common Shares are being acquired by investors in one or more transactions “not involving a public offering,” they are “restricted securities” and may be required to be held indefinitely. Investors may generally Transfer their Common Shares provided that the transferee, as applicable, satisfies applicable eligibility and/or suitability requirements and the Transfer is otherwise made in accordance with applicable securities, tax, anti-money laundering and other applicable laws and compliance with the terms of the Subscription Agreement. No Transfer will be effectuated except by registration of the Transfer on our books. Each transferee will be required to execute a Subscription Agreement pursuant to which they will agree to be bound by these restrictions and the other restrictions imposed on the Common Shares and to execute such other instruments or certifications as are reasonably required by us. Accordingly, investors must be willing to bear the economic risk of investment in the Common Shares until we are liquidated.
Holders
As of February 29, 2024, we had 7 record holders of our Common Shares.
Distributions
Subject to applicable legal restrictions and the sole discretion of the Board, we intend to declare and pay regular monthly cash distributions. From time to time, we may also pay special interim distributions in the form of cash or Common Shares at the discretion of the Board. The timing and amount of any future distributions to shareholders are subject to applicable legal restrictions and the sole discretion of the Board and will depend on our earnings, financial condition, maintenance of our tax treatment as a RIC, compliance with applicable BDC regulations and such other factors as the Board may deem relevant from time to time. As a result, our distribution rates and payment frequency may vary from time to time.
The following table reflects the cash distributions per share that we have declared on our Common Shares during the year ended December 31, 2023 and 2022:

	Distribution
For the Year Ended December 31,	Per Share	Amount
2022	$—	$—
2023	$0.96	$8,119
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
See "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—RIC Status and Distributions" and Note 5 to our consolidated financial statements contained in this annual report on Form 10-K for additional information regarding our distributions, including certain related tax considerations.
Sales of Unregistered Securities
We have entered into subscription agreements with investors and expect to enter into additional subscription agreements with a number of investors in connection with the Private Offering, pursuant to which have issued and sold, and expect to continue to issue and sell, shares of our common stock under the exemption provided by Section 4(a)(2) of the Securities Act, and Rule 506 of Regulation D and Regulation S promulgated thereunder.

The below table sets forth the total Common Shares issued in the Private Offering during the period from July 25, 2022 (commencement of operations) to December 31, 2023:

	For the period from July 25, 2022 (commencement of operations) to December 31, 2023
Share Issue Date	Shares Issued	Aggregate Offering Price
July 25, 2022	80,000	$2,000
August 8, 2022	40,000	1,000
October 24, 2022	40,000	1,000
November 17, 2022	40,000	1,000
November 29, 2022	40,000	1,000
December 15, 2022	20,000	500
December 19, 2022	20,000	500
February 14, 2023	40,000	1,000
March 27, 2023	320,000	8,000
May 30, 2023	38,241	1,000
June 30, 2023	2,554,484	71,500
August 29, 2023	5,224,660	150,000
Total	8,457,385	$238,500

Discretionary Share Repurchase Program
We did not repurchase any of our securities during the fourth quarter of the fiscal year ended December 31, 2023.

Item 6.    Reserved.

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(in thousands, except share and per share amounts and percentages)
The information in this section contains forward-looking statements that involve risks and uncertainties. Please see “Item 1A. Risk Factors” and “Forward-Looking Statements” below for a discussion of the uncertainties, risks and assumptions associated with these statements. You should read the following discussion in conjunction with the combined financial statements and related notes and other financial information appearing elsewhere in this annual report on Form 10-K.
The following discussion is designed to provide a better understanding of our financial statements, including a brief discussion of our business, key factors that impacted our performance and a summary of our operating results. The following discussion should be read in conjunction with the consolidated financial statements and the notes thereto included or incorporated by reference in Item 8 of this annual report on Form 10-K. Historical results and percentage relationships among any amounts in the financial statements are not necessarily indicative of trends in operating results for any future periods.

Forward-Looking Statements
Some of the statements in this annual report on Form 10-K constitute forward-looking statements because they relate to future events or our future performance or financial condition. The forward-looking statements contained in this annual report on Form 10-K may include statements as to:
•our future operating results;
•our business prospects and the prospects of the companies in which we may invest;
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
•general economic, political and industry trends and other external factors, including uncertainty surrounding the financial and political stability of the United States and other countries;
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
Words such as “anticipate,” “believe,” “expect” and “intend” indicate a forward-looking statement, although not all forward-looking statements include these words. The forward-looking statements contained in this annual report on Form 10-K are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause our actual results to differ materially from those expressed or forecasted in the forward-looking statements. Factors that could cause actual results to differ materially include changes relating to those set forth above and the following, among others:
•changes in the economy;
•geo-political risks;
•risks associated with possible disruption in our operations or the economy generally due to terrorism, natural disasters or pandemics; and
•future changes in laws or regulations and conditions in our operating areas.
    We have based the forward-looking statements included in this annual report on Form 10-K on information available to us on the date of this annual report on Form 10-K. You should not place undue reliance on these forward-looking statements. Except as required by the federal securities laws, we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise. Shareholders are advised to consult any additional disclosures that we may make directly to shareholders or through reports that we may file in the future with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K. The forward-looking statements and projections contained in this annual report on Form 10-K are excluded from the safe harbor protection provided by Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Exchange Act.
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
We pursue our investment objective by investing primarily in the debt of private middle market U.S. companies with a focus on originated transactions sourced through the network of the Adviser and its affiliates. We define direct originations as any investment where our investment adviser or its affiliates had negotiated the terms of the transaction beyond just the price, which, for example, may include negotiating financial covenants, maturity dates or interest rate terms. These directly originated transactions include participation in other originated transactions where there may be third parties involved, or a bank acting as an intermediary, for a closely held club, or similar transactions.
See “Item 1. Business - Investment Objectives and Strategy” in the annual report on Form 10-K for more information.
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
Except as provided in the Administration Agreement and the Advisory Agreement, we bear all expenses of our operations and transactions, including all other expenses incurred by the Adviser in performing services for us and administrative personnel paid by the Adviser, subject to the limitations included in the Advisory Agreement and the Administration Agreement. See Note 4 to our audited consolidated financial statements included herein for more information regarding the expenses borne by us and, thus, our shareholders.
In addition, we have contracted with State Street Bank and Trust Company to provide various accounting and administrative services, including, but not limited to, preparing preliminary financial information for review by the Adviser, preparing and monitoring expense budgets, maintaining accounting and corporate books and records, processing trade information provided by us and performing testing with respect to RIC compliance. We pay State Street Bank and Trust Company directly for the costs of such services.
The Adviser has agreed to advance all of our organizational and offering expenses on our behalf (including legal, accounting, printing, mailing, subscription processing and filing fees and expenses and other offering expenses, including costs associated with technology integration between our systems and those of our participating brokers, reasonable bona fide due diligence expenses of participating brokers supported by detailed and itemized invoices, costs in connection with preparing sales materials and other marketing expenses, design and website expenses, fees and expenses of our transfer agent, fees to attend retail seminars sponsored by participating brokers and costs, expenses and reimbursements for travel (provided that we shall not be required to bear the cost of private airfare in excess of comparable first-class/business rates on a commercial airline, if available), meals, accommodations, entertainment and other similar expenses related to meetings or events with prospective investors, brokers, registered investment advisors or financial or other advisors, but excluding the shareholder servicing and/or distribution fee) through a date determined by the Adviser in its discretion. We have no obligation to reimburse the Adviser for such advanced expenses until the initial issuance of Common Shares to non-affiliated investors after commencement of the monthly closings for the Private Offering. At such time, the Adviser may elect to cover such expenses pursuant to the Expense Support Agreement. See “Expense Support and Conditional Reimbursement Agreement” below. In addition, in no event will we bear in excess of $1.5 million in organizational expenses; the Adviser has agreed to be responsible for any organizational expenses in excess of $1.5 million.
As of December 31, 2023, we have incurred organizational and offering costs of approximately $991 and $1,829, respectively, which were paid on our behalf by the Adviser and will be subject to reimbursement as described in the above paragraph.
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
Expense Support and Conditional Reimbursement Agreement
We have entered into an Expense Support Agreement with the Adviser. The Adviser may elect to make Expense Payments on our behalf, including, but not limited to, organizational and offering expenses and any of our expenses related to investor relations, outside legal counsel and other outside advisors and experts, finance, operations and administration, provided that no portion of the payment will be used to pay any of our interest expense or distribution and/or shareholder servicing fees. Any Expense Payment that the Adviser has committed to pay must be paid by the Adviser to us in any combination of cash or other immediately available funds no later than 90 days after such commitment was made in writing, and/or offset against amounts due from us to the Adviser or its affiliates. See Note 4 to our audited consolidated financial statements included herein for more information regarding the Expense Support Agreement.

The following table reflects the amounts paid by the Adviser and subject to reimbursement by us under the Expense Support Agreement and the expiration for future possible reimbursements by us:

For the Three Months Ended	Amount	Expiration Date
September 30, 2022	$276	September 30, 2025
December 31, 2022	13	December 31, 2025
March 31, 2023	147	March 31, 2026
June 30, 2023	—	June 30, 2026
September 30, 2023	—	September 30, 2026
December 31, 2023	—	December 31, 2026
	$436
Portfolio Investment Activity for the Years Ended December 31, 2023 and 2022
Total Portfolio Activity
The following tables present certain selected information regarding our portfolio investment activity for the years ended December 31, 2023 and 2022:

	For the Year Ended
Net Investment Activity	December 31, 2023	December 31, 2022
Purchases	$261,461	$6,696
Sales and Repayments	(8,298)	(1)
Net Portfolio Activity	$253,163	$6,695

	For the Year Ended
	December 31, 2023				December 31, 2022
New Investment Activity by Asset Class	Purchases	Percentage	Sales and Repayments	Percentage	Purchases	Percentage	Sales and Repayments	Percentage
Senior Secured Loans—First Lien	$204,802	78%	$6,204	75%	$2,634	39%	$1	100%
Subordinated Debt	947	1%	—	—	—	—	—	—
Asset Based Finance	55,712	21%	2,094	25%	4,062	61%	—	—
Total	$261,461	100%	$8,298	100%	$6,696	100%	$1	100%

The following table summarizes the composition of our investment portfolio at cost and fair value as of December 31, 2023 and December 31, 2022:

	December 31, 2023			December 31, 2022
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$201,782	$204,314	77.4%	$2,634	$2,646	39.5%
Subordinated Debt	973	961	0.4%	—	—	—
Asset Based Finance	57,706	58,655	22.2%	4,064	4,056	60.5%
Total	$260,461	$263,930	100.0%	$6,698	$6,702	100.0%

(1) Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

The following table presents certain selected information regarding the composition of our investment portfolio as of December 31, 2023:

December 31, 2023
Number of Portfolio Companies	31
% Variable Rate Debt Investments (based on fair value)(1)	90.6%
% Fixed Rate Debt Investments (based on fair value)(1)	2.4%
% Other Income Producing Investments (based on fair value)(2)	1.2%
% Non-Income Producing Investments (based on fair value)	5.8%
Weighted Average Annual Yield on Accruing Debt Investments(1)(3)	12.1%
Weighted Average Annual Yield on All Debt Investments(4)	12.1%
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
(3)The Weighted Average Annual Yield on Accruing Debt Investments is computed as (i) the sum of (a) the stated annual interest rate, dividend rate or other similar stated return of each accruing Debt Investment, multiplied by its par amount, adjusted to U.S. dollars and for any partial income accrual when necessary, as of the end of the applicable reporting period, plus (b) the annual amortization of the purchase or original issue discount or premium of each accruing Debt Investment; divided by (ii) the total amortized cost of Debt Investments included in the calculated group as of the end of the applicable reporting period. Stated annual interest rate for floating rate Debt Investments assumes the greater of (a) the respective base rate in effect as of December 31, 2023, and (b) the stated base rate floor. The base rate utilized in this calculation may not be indicative of the base rates for specific contracts as of December 31, 2023.
(4)The Weighted Average Annual Yield on All Debt Investments is computed as (i) the sum of (a) the stated annual interest rate, dividend rate or other similar stated return of each Debt Investment, multiplied by its par amount, adjusted to U.S. dollars and for any partial income accrual when necessary, as of the end of the applicable reporting period, plus (b) the annual amortization of the purchase or original issue discount or premium of each Debt Investment; divided by (ii) the total amortized cost of Debt Investments included in the calculated group as of the end of the applicable reporting period. Stated annual interest rate for floating rate Debt Investments assumes the greater of (a) the respective base rate in effect as of December 31, 2023, and (b) the stated base rate floor. The base rate utilized in this calculation may not be indicative of the base rates for specific contracts as of December 31, 2023.
For the year ended December 31, 2023, our total return based on NAV was 15.41%. See footnote 5 to the table included in Note 11 to our audited consolidated financial statements included herein for information regarding the calculation of our total return based on NAV.
Direct Originations

The following table presents certain selected information regarding our direct originations as of December 31, 2023:

December 31, 2023
Number of Portfolio Companies	31
Total Cost of Direct Originations	$260,461
Total Fair Value of Direct Originations	$263,930
% of Total Investments, at Fair Value	100.0%
Weighted Average Annual Yield on Accruing Debt Investments(1)	12.1%
Weighted Average Annual Yield on All Debt Investments(2)	12.1%
____________________
(1)The Weighted Average Annual Yield on Accruing Debt Investments is computed as (i) the sum of (a) the stated annual interest rate, dividend rate or other similar stated return of each accruing Debt Investment, multiplied by its par amount, adjusted to U.S. dollars and for any partial income accrual when necessary, as of the end of the applicable reporting period, plus (b) the annual amortization of the purchase or original issue discount or premium of each accruing Debt Investment; divided by (ii) the total amortized cost of Debt Investments included in the calculated group as of the end of the applicable reporting period. Does not include Debt Investments on non-accrual status, if any. Stated annual interest rate for floating rate Debt Investments assumes the greater of (a) the respective base rate in effect as of December 31, 2023, and (b) the stated base rate floor. The base rate utilized in this calculation may not be indicative of the base rates for specific contracts as of December 31, 2023.

(2)The Weighted Average Annual Yield on All Debt Investments is computed as (i) the sum of (a) the stated annual interest rate, dividend rate or other similar stated return of each Debt Investment, multiplied by its par amount, adjusted to U.S. dollars and for any partial income accrual when necessary, as of the end of the applicable reporting period, plus (b) the annual amortization of the purchase or original issue discount or premium of each Debt Investment; divided by (ii) the total amortized cost of Debt Investments included in the calculated group as of the end of the applicable reporting period. Stated annual interest rate for floating rate Debt Investments assumes the greater of (a) the respective base rate in effect as of December 31, 2023, and (b) the stated base rate floor. The base rate utilized in this calculation may not be indicative of the base rates for specific contracts as of December 31, 2023.
Portfolio Composition by Industry Classification
The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of December 31, 2023 and 2022:

	December 31, 2023		December 31, 2022
Industry Classification(1)	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Banks	$2,093	0.8%	$—	—
Capital Goods	55,589	21.1%	1,729	25.8%
Commercial & Professional Services	76,758	29.1%	627	9.4%
Consumer Discretionary Distribution & Retail	2,179	0.8%	—	—
Consumer Services	12,953	4.9%	—	—
Consumer Staples Distribution & Retail	16,673	6.3%	761	11.4%
Financial Services	17,055	6.5%	993	14.8%
Insurance	29,092	11.0%	177	2.6%
Pharmaceuticals, Biotechnology & Life Sciences	21,875	8.3%	—	—
Real Estate Management & Development	3,467	1.3%	2,415	36.0%
Software & Services	12,698	4.8%	—	—
Transportation	13,498	5.1%	—	—
Total	$263,930	100.0%	$6,702	100.0%
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
The following table shows the distribution of our investments on the 1 to 4 investment rating scale at fair value as of December 31, 2023 and December 31, 2022:

	December 31, 2023		December 31, 2022
Investment Rating	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
1	$247,257	94%	$6,702	100%
2	16,673	6%	—	—
3	—	—	—	—
4	—	—	—	—
Total	$263,930	100%	$6,702	100%
The amount of the portfolio in each grading category may vary substantially from period to period resulting primarily from changes in the composition of the portfolio as a result of new investment, repayment and exit activities. In addition, changes in the grade of investments may be made to reflect our expectation of performance and changes in investment values.

Results of Operations
Comparison of the Years Ended December 31, 2023 and 2022
Revenues
Our investment income for the years ended December 31, 2023 and 2022 was as follows:

	Year Ended December 31,
	2023		2022
	Amount	Percentage of Total Income	Amount	Percentage of Total Income
Interest income	$11,208	81.5%	$130	58.0%
Fee income	2,354	17.1%	94	42.0%
Dividend income	182	1.4%	—	—
Total investment income(1)	$13,744	100.0%	$224	100.0%
___________
(1)Such revenues represent $13,511 and $222 of cash income earned as well as $233 and $2 in non-cash portions relating to accretion of discount and PIK for the years ended December 31, 2023 and 2022, respectively. Cash flows related to such non-cash revenues may not occur for a number of reporting periods or years after such revenues are recognized.
The level of interest income we receive is generally related to the balance of income-producing investments, multiplied by the weighted average yield of our investments. We expect the dollar amount of interest and any dividend income that we earn to increase as the size of our investments portfolio increases.

The increase in interest income, fee income and dividend income for the year ended December 31, 2023 compared to the year ended December 31, 2022 is primarily due to the increase in the size of our investment portfolio.
Expenses
Our operating expenses for the years ended December 31, 2023 and 2022:

	Year Ended December 31,
	2023	2022
Management fees	$1,345	$—
Subordinated income incentive fees	1,218	—
Capital gains incentive fees	390	—
Interest expense	1,115	—
Administrative services expenses	895	—
Accounting and administrative fees	59	3
Insurance expense	389	—
Audit expense	534	—
Other expenses	391	286
Total operating expenses	6,336	289
Management and income incentive fee waivers	(2,563)	—
Expense waiver	(147)	(289)
Net operating expenses before taxes	$3,626	$—
Excise taxes	73	$—
Total net expenses, including excise taxes	$3,699	$—
The following table reflects selected expense ratios as a percent of average net assets for the years ended December 31, 2023 and 2022:

	Year Ended December 31,
	2023	2022
Ratio of operating expenses to average net assets	6.12%	9.98%
Ratio of expense waivers to average net assets(1)	(2.59)%	(9.98)%
Ratio of net operating expenses to average net assets	3.53%	—
Ratio of net incentive fees, interest expense and excise taxes to average net assets(1)	2.67%	—
Ratio of net operating expenses, excluding certain expenses, to average net assets	0.86%	—
__________
(1)Ratio data may be rounded in order to recompute the ending ratio of net operating expenses to average net assets or net operating expenses, excluding certain expenses, to average net assets.

We generally expect our general and administrative expenses to decrease as a percentage of our average net assets because of the anticipated growth in the size of our asset base.
The increase in expenses for the year ended December 31, 2023 compared to the year ended December 31, 2022 is primarily due to the increase in the size of our investment portfolio, the acceleration of our operational activity during the year ended December 31, 2023 and the incurrence of borrowings under the K-FIT AB-1 Credit Facility and the Senior Secured Revolving Credit Facility, each as defined in Note 8 to our audited consolidated financial statements.
Interest expense, among other things, may increase or decrease our expense ratios relative to comparative periods depending on portfolio performance, changes in amounts outstanding under our financing arrangement and benchmark interest rates such as SOFR, among other factors.
Net Investment Income
Our net investment income totaled $10,045 ($2.74 per share) and $224 ($1.43 per share) for the years ended December 31, 2023 and 2022, respectively.

The increase in net investment income during the year ended December 31, 2023 compared to the year ended December 31, 2022 can primarily be attributed to the increase in interest and fee income discussed above.
Net Realized Gains or Losses
Our net realized gains (losses) on investments and foreign currency for the years ended December 31, 2023 and 2022 were as follows:

	Year Ended December 31,
	2023	2022
Net realized gain (loss) on investments(1)	$12	$—
Net realized gain (loss) on foreign currency	10	—
Total net realized gain (loss)	$22	$—
______________
(1)We sold investments and received principal repayments, respectively, of $2,634 and $5,664 during the year ended December 31, 2023 and $0 and $1 during the year ended December 31, 2022.

Net Change in Unrealized Appreciation (Depreciation)
Our net change in unrealized appreciation (depreciation) on investments and unrealized gain (loss) on foreign currency for the years ended December 31, 2023 and 2022 was as follows:

	Year Ended December 31,
	2023	2022
Net change in unrealized appreciation (depreciation) on investments	$3,465	$5
Net change in unrealized gain (loss) on foreign currency	(202)	—
Total net change in unrealized appreciation (depreciation)	$3,263	$5
The net change in unrealized appreciation (depreciation) during the year ended December 31, 2023 was driven primarily by appreciation on several specific assets in the portfolio.
Net Increase (Decrease) in Net Assets Resulting from Operations
For the year ended December 31, 2023, the net increase in net assets resulting from operations was $13,330 ($3.62 per share) compared to a net increase in net assets resulting from operations of $229 ($1.46 per share) for the year ended December 31, 2022.
Financial Condition, Liquidity and Capital Resources
Overview
We intend to generate cash primarily from the net proceeds from the Private Offering and from cash flows from interest and fees earned from our investments and principal repayments and proceeds from sales of our investments. We may also fund a portion of our investments through borrowings from banks and issuances of senior securities, including before we have fully invested the proceeds of the Private Offering. Our primary use of cash will be investments in portfolio companies, payments of our expenses, including management fees, incentive fees, and interest expenses, payment of cash distributions to our shareholders and repurchases of our Common Shares under our discretionary share repurchase program.
As of December 31, 2023, we had received capital commitments of $445,000 from investors in the Private Offering, and have called an aggregate of $238,500 in capital contributions in exchange for 8,457,385 in Class I shares in connection with such commitments.
As of December 31, 2023, we had $78,991 in cash and foreign currency, which we held in custodial accounts. As of December 31, 2023, we had unfunded debt investments with aggregate unfunded commitments of $72,255 and unfunded equity/other commitments of $10,905. We maintain sufficient cash on hand, available borrowings and liquid securities to fund such unfunded commitments should the need arise.
We intend to utilize leverage to finance our investments. The amount of leverage that we employ will be subject to the restrictions of the 1940 Act and the supervision of the Board. At the time of any proposed borrowing, the amount of leverage we employ will also depend on our Adviser’s assessment of market and other factors. We have established credit facilities and other financing arrangements, and intend to establish one or more additional credit facilities or enter into other financing arrangements to facilitate investments and the timely payment of our expenses.
Asset Coverage
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
As of December 31, 2023, our asset coverage ratio as calculated under the 1940 Act was 357%.
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
Financing Arrangements
The following table presents summary information with respect to our outstanding financing arrangements as of December 31, 2023:

	As of December 31, 2023
Arrangement	Type of Arrangement	Rate	Amount Outstanding		Amount Available	Maturity Date
Senior Secured Revolving Credit Facility(1)	Revolving Credit Facility	SOFR+2.13%(2)	$29,231	(3)	$20,769	July 19, 2028
K-FIT AB-1 Credit Facility(1)	Revolving Credit Facility	SOFR+2.75%(2)	$65,000		$185,000	October 10, 2028
Total			$94,231		$205,769
___________
(1)The carrying amount outstanding under the facility approximates its fair value.
(2)The benchmark rate is subject to a 0% floor.
(3)Amount includes borrowing in Euros, pounds sterling. Euro balance outstanding of €2,500 has been converted to U.S. dollars at an exchange rate of €1.00 to $1.11 as of December 31, 2023. Pounds sterling balance outstanding of £9,000 has been converted to U.S dollars at an exchange rate of £1.00 to $1.27 as of December 31, 2023 to reflect total amount outstanding in U.S. dollars.
See Note 8 to our audited consolidated financial statements included herein for additional information regarding our financing arrangements.
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
Subject to applicable legal restrictions, and to the extent that we have taxable income available, we intend to make distributions to holders of our Common Shares and Preferred Shares. We intend to make monthly distributions to holders of the Common Shares and such distributions are recorded on the record date. All such distributions will be paid at the discretion of the Board and will depend on our earnings, financial condition, maintenance of our tax treatment as a RIC, compliance with applicable BDC regulations and such other factors as the Board may deem relevant from time to time.
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
During certain periods, our distributions may exceed our earnings. As a result, it is possible that a portion of the distributions we make may represent a return of capital. A return of capital generally is a return of a shareholder’s investment rather than a return of earnings or gains derived from our investment activities. Each year a statement on Form 1099-DIV identifying the sources of the distributions will be mailed to our shareholders. No portion of the distributions paid during the year ended December 31, 2023 represented a return of capital.
We intend to continue to make our regular distributions in the form of cash, out of assets legally available for distribution, except for those shareholders who have elected to receive their distributions in the form of additional Common Shares under our distribution reinvestment plan. Any distributions reinvested under the plan will nevertheless remain taxable to a U.S. shareholder.
The following table reflects the cash distributions per share that we have declared on our Common Shares during the years ended December 31, 2023 and 2022:

	Distribution
For the Year Ended December 31,	Per Share	Amount
2022	$—	$—
2023	$0.96	$8,119
See Note 5 to our audited consolidated financial statements included herein for additional information regarding our distributions.
Recent Developments
Senior Secured Revolving Credit Facility
On January 26, 2024, we entered into a First Amendment to the Senior Secured Revolving Credit Agreement. The First Amendment provides for: (1) the addition of Bank of America, N.A., as a new lender, with a $25 million commitment, and (2) the amendment of the benchmark floating rate for borrowings in Canadian Dollars from the now-retired CDO Rate (Canadian Dollar Offered Rate) to its successor CORRA, or the Canadian Overnight Repo Rate Average.
Distributions
On January 5, 2024, the Board declared a distribution of $0.24 per Common Share, which was paid on February 27, 2024 to shareholders of record as of the close of business on January 31, 2024. On February 20, 2024, the Board declared a distribution of $0.24 per Common Share, payable on or about March 26, 2024 to shareholders of record as of the close of business on February 29, 2024. Additionally, on March 7, 2024 the Board declared a distribution of $0.25 per Common Share payable on or about April 26, 2024 to shareholders of record as of the close of business on March 28, 2024. Shareholders may receive the distribution payments in cash or in Common Shares in accordance with their election under the Company’s distribution reinvestment plan.

Private Offering Closing
On March 1, 2024, we issued and sold Common Shares in the Private Offering pursuant to subscription agreements entered into with the participating investors for aggregate consideration of $45.8 million. The final number of Common Shares issued as of March 1, 2024 in connection with the monthly closing will be determined at a later date in connection with the Company’s determination of its net asset value per Common Share as of February 29, 2024.
Critical Accounting Policies and Estimates
Our financial statements are prepared in conformity with GAAP, which requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Management utilizes available information, including our past history, industry standards and the current economic environment, among other factors, in forming the estimates and judgments, giving due consideration to materiality. Actual results may differ from these estimates. In addition, other companies may utilize different estimates, which may impact the comparability of our results of operations to those of companies in similar businesses. Understanding our accounting policies and the extent to which we use management judgment and estimates in applying these policies is integral to understanding our financial statements. We describe our most significant accounting policies in Note 2 to our audited consolidated financial statements included herein.
Critical accounting policies are those that require the application of management’s most difficult, subjective or complex judgments, often because of the need to make estimates about the effect of matters that are inherently uncertain and that may change in subsequent periods. We evaluate our critical accounting estimates and judgments required by our policies on an ongoing basis and update them as necessary based on changing conditions. We have identified one of our accounting policies, valuation of portfolio investments, specifically the valuation of Level 3 investments, as critical because it involves significant judgments and assumptions about highly complex and inherently uncertain matters, and the use of reasonably different estimates and assumptions could have a material impact on our reported results of operations or financial condition. As we execute our operating plans, we will describe additional critical accounting policies in the notes to our future financial statements in addition to those discussed below and in the notes to our audited consolidated financial statements included herein.
As of December 31, 2023, our investment portfolio, valued at fair value in accordance with our Board-approved valuation policy, represented 75.25% of our total assets, as compared to 88.52% of our total assets as of December 31, 2022.
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
See Note 7 to our audited consolidated financial statements included herein for additional information regarding the fair value of our financial instruments.
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
The NAV calculation is available generally within 20 business days after the end of the applicable month. Changes in our monthly NAV will reflect factors including, but not limited to, accruals for net portfolio income, interest expense and unrealized/realized gains (losses) on assets, any applicable organizational and offering costs and any expense reimbursements. When the Adviser determines NAV as of a day that is not the last day of a calendar quarter in connection with a drawdown on Capital Commitments or, following the launch of the monthly closings to Upfront Cash Payment Investors, as of the last day of a month that is not also the last day of a calendar quarter, we intend to update the value of securities with reliable market quotations to the most recent market quotation. For securities without reliable market quotations, the Adviser’s valuation team will generally value such assets at the most recent quarterly valuation unless the Adviser determines that a significant observable change has occurred since the most recent quarter-end with respect to the investment (which determination may be as a result of a material event at a portfolio company, material change in market spreads, secondary market transaction in the securities of an investment or otherwise). If the Adviser determines such a change has occurred with respect to one or more investments, the Adviser will determine whether to update the value for each relevant investment using a range of values from an independent valuation firm, where applicable, in accordance with the Adviser’s valuation policy, pursuant to authority designated by the Board. Additionally, the Adviser may otherwise determine to update the most recent quarter-end valuation of an investment without reliable market quotations that the Adviser considers to be material to the Company using a range of values from an independent valuation firm.
The most recently determined NAV per share for the Common Shares will be reported by the Company under cover of a Current Report on Form 8-K filed with the SEC.
Contractual Obligations
We have entered into the Advisory Agreement and Administration Agreement with the Adviser to provide us with investment advisory and administrative services. Payments for investment advisory services under the Advisory Agreement are equal to (a) an annual base management fee based on the average monthly value of the Company’s net assets during the most recently completed calendar quarter, and (b) an incentive fee based on our performance. The Adviser is reimbursed for administrative expenses incurred on our behalf. See Note 4 to our audited consolidated financial statements included herein for a discussion of these agreements and for the amount of fees and expenses accrued under these agreements during the years ended December 31, 2023 and 2022.
If any of our contractual obligations are terminated, our costs may increase under any new agreements that we enter into as replacements. We would also likely incur expenses in locating alternative parties to provide the services we expect to receive under our Advisory Agreement and our Administration Agreement.
Off-Balance Sheet Arrangements
We may become a party to financial instruments with off-balance sheet risk in the normal course of our business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of December 31, 2023, we had off-balance sheet arrangements with the Financing Provider under the Cliffwater Facility Agreement, as described below.
Warehousing Transaction
On August 2, 2022, the Company entered into a facility agreement, or the Cliffwater Facility Agreement, with Cliffwater Corporate Lending Fund, or the Financing Provider, an unaffiliated third party, to acquire portfolio investments from time to time by purchasing all or a portion of certain investments owned and held by the Financing Provider at the Company’s or the Financing Provider’s request pursuant to the terms and provisions of the Cliffwater Facility Agreement, the Warehousing Transaction. The Cliffwater Facility Agreement creates a forward obligation of the Financing Provider to sell, and a forward obligation of the Company or its designee to purchase, all or a portion of certain investments owned and held by the Financing Provider at the Company’s or the Financing Provider’s request pursuant to the terms and conditions of the Cliffwater Facility Agreement. Prior to the date on which (i) an insolvency proceeding is commenced by the Company or (ii) an insolvency proceeding is commenced against the Company and is not dismissed or stayed within 60 days, such date referred to as the Facility End Date, the Company’s obligation to purchase such investments is conditional upon satisfying certain conditions, including that the Company has called and received cash funding from subscriptions in an aggregate amount of at least $250,000, such condition referred to as the Capital Condition. The Company made customary representations and warranties in the Cliffwater Facility Agreement.
Subject to satisfaction of the Capital Condition, the Cliffwater Facility Agreement provides that the Financing Provider can require the Company to purchase from the Financing Provider such investments entered into in connection with the Cliffwater Facility Agreement (x) with respect to such investment initially acquired by the Financing Provider prior to the date that the Company has raised investor subscriptions that are callable, have been called or received in an aggregate amount of at least $600,000, such date referred to as the Subscription Threshold Date, in an amount up to 3.0% of the aggregate subscriptions that the Company has raised on or prior to the trade date of any purchase and (y) with respect to such investment initially acquired by the Financing Provider on or after the Subscription Threshold Date, in an amount up to 2.0% of the aggregate subscriptions that the Company has raised on or prior to the trade date of any purchase. Such purchases will be at the prices determined under the Cliffwater Facility Agreement, as discussed further below.
The Financing Provider will receive (i) prior to any trade date related to the Company’s purchase of such investments from the Financing Provider, all principal proceeds, all OID and Fees (as defined in the Cliffwater Facility Agreement) paid on account of any portion of an underlying purchased loan that is repaid or prepaid and not available to be reborrowed and an available unfunded commitment that has been terminated, not funded and is not available to be reborrowed by the underlying obligor and all amendment fees on the investments it holds pursuant to the Cliffwater Facility Agreement, (ii) prior to such trade date, all cash interest and payment-in-kind interest and all fees (other than one-time fees) that regularly accrue and are payable to all lenders under the underlying documents for such investments on account of such lenders’ loans or commitments outstanding pursuant to such underlying documents, and (iii) additional consideration for any investments transferred to the Purchaser that have paid OID and Fees prior to the trade date equal to 0.50% (if held by the Financing Provider for less than or equal to 180 days) or 1.00% (if held by the Financing Provider for greater than 180 days) of the par value or unfunded amount, as applicable, of any such investment as of immediately prior to any transfer of such investment by the Financing Provider to the Company. In the event the settlement date for any purchase by the Company occurs (i) on or before seven business days after the applicable trade date, such date referred to as a Delayed Comp Trigger Date, the above amounts received by the Financing Provider will be extended to the Delayed Comp Trigger Date and (ii) after the seventh business days after the applicable trade date (in the event such purchase has not occurred by way of a participation), the amounts received by the Financing Provider will include the amounts set forth in the foregoing clause (i) through the Delayed Comp Trigger Date and will also include an amount equal to daily simple SOFR plus 11.448 basis points for each day that elapses between the Delayed Comp Trigger Date and the applicable settlement date. The Company will receive all other OID and Fees and all termination fees, prepayment premiums, make-whole or similar fees or payments with respect to such investments.
Unless otherwise agreed to by the Company and the Financing Provider, each investment transaction under the Cliffwater Facility Agreement is expected to be for portfolio investments with a purchase price of at least $5.0 million or, if less, the purchase price of all remaining portfolio investments, including related unfunded commitments, held by the Financing Provider.
Following fulfillment of the conditions precedent to the Company’s obligations to purchase any loans under the Cliffwater Facility Agreement, the Company will purchase such loans owned and held by the Financing Provider under the Cliffwater Facility Agreement at a purchase price equal to (i) the par amount of such loan plus, without duplication, (ii) PIK interest minus (iii) the sum of (x) OID, upfront fees and other similar fees on account of such purchase loan plus (y) any termination fees or other similar fees plus (iv) solely to the extent that such loan has paid OID, upfront fees or other similar fees, (x) 0.50% of the par amount of such loan, if the Financing Provider has held such loan for less than or equal to 180 days and (y) 1.00% of the par amount of such loan, if the Financing Provider has held such loan for more than 180 days.
Similarly, following fulfillment of the conditions precedent to the Company’s obligations to purchase any unfunded commitments under the Cliffwater Facility Agreement, the Company will purchase such assets owned and held by the Financing Provider under the Cliffwater Facility Agreement at a purchase price equal to (i) zero plus (ii) solely to the extent that such unfunded commitment has paid OID, upfront fees or other similar fees, (x) 0.50% of the unfunded amount of such unfunded commitment, if the Financing Provider has held such unfunded commitment for less than or equal to 180 days and (y) 1.00% of the unfunded amount of such unfunded commitment, if the Financing Provider has held such unfunded commitment for more than 180 days minus (iii) OID, upfront fees and other similar fees on account of such unfunded commitment. The above purchase price calculations are subject to adjustment in certain circumstances under the Cliffwater Facility Agreement.
The fair value of the loans under the Cliffwater Facility Agreement is not reflected in the purchase price. As such, for loans, to the extent the Company is required to buy a loan from the Financing Provider, the Company bears the risk of the fair value of such loan falling below the par value. In contrast, to the extent that the Company is not required to buy a loan, the Financing Provider bears the risk of the fair value of such loan falling below such par value. Similarly, for unfunded commitments, to the extent the Company is required to buy an unfunded commitment, it will bear the risk of being required to buy a loan that, upon funding, may be valued below the par value. In contrast, to the extent that the Company is not required to buy a loan, the Financing Provider will bear such risk.
The portfolio investments expected to be purchased by the Company from time to time pursuant to the Cliffwater Facility Agreement are expected to generally consist of directly originated loans to middle-market U.S. companies consistent with the Company’s investment objective and investment strategies. There are no material differences between the underwriting standards used in the acquisition of the portfolio investments the Company expects to acquire pursuant to the Cliffwater Facility Agreement and the underwriting standards to be employed by the Adviser on the Company’s behalf for any other portfolio investments to be acquired or held by the Company from time to time.
As of December 31, 2023, the conditions precedent to our obligation to purchase any such investments have not been met. We do not hold any beneficial interest in the warehouse.
During the year ended December 31, 2023, we purchased investments, including unfunded commitments, with a cost of $162,325 from the Financing Provider. As of December 31, 2023, $8,400 of these purchases are included in payable for investments purchased in the statement of assets and liabilities.

Recently Issued Accounting Standards
In June 2022, the FASB issued ASU 2022-03, “Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions (“ASU 2022-03”),” which clarifies guidance for fair value measurement of an equity security subject to a contractual sale restriction and establishes new disclosure requirements for such equity securities. ASU 2022-03 is effective for fiscal years beginning after December 15, 2023 and for interim periods within those fiscal years, with early adoption permitted. The Company has concluded that this guidance will not have a material impact on its consolidated financial statements.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We are subject to financial market risks, including changes in interest rates. As of December 31, 2023, 90.6% of our portfolio investments (based on fair value) were debt investments paying variable interest rates, 2.4% were debt investments paying fixed interest rates, 1.2% were other income producing investments and the remaining 5.8% consisted of non-income producing investments. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to any variable rate investments we hold and to declines in the value of any fixed rate investments we hold. However, many of our variable rate investments provide for an interest rate floor, which may prevent our interest income from increasing until benchmark interest rates increase beyond a threshold amount. To the extent that a substantial portion of our investments may be in variable rate investments, an increase in interest rates beyond this threshold would make it easier for us to meet or exceed the hurdle rate applicable to the subordinated incentive fee on income, and may result in a substantial increase in our net investment income and to the amount of incentive fees payable to the Adviser with respect to our increased pre-incentive fee net investment income. A prolonged reduction in interest rates could reduce our gross investment income and could result in a decrease in our net investment income if such decreases in interest rates are not offset by a corresponding increase in the spread over the specified reference rate that we earn on any portfolio investments, a decrease in our operating expenses or a decrease in the interest rate of our floating interest rate liabilities.
Pursuant to the terms of the Senior Secured Revolving Credit Facility and the K-FIT AB-1 Credit Facility, we borrow at a floating rate based on a benchmark interest rate. To the extent that any present or future credit facilities or other financing arrangements that we enter into are based on a floating interest rate, we will be subject to risks relating to changes in market interest rates. In periods of rising interest rates when we have such debt outstanding, or financing arrangements in effect, our interest expense would increase, which could reduce our net investment income, especially to the extent we hold fixed rate investments.
The following table shows the effect over a twelve-month period of changes in interest rates on our interest income, interest expense and net interest income assuming no changes in the composition of our investment portfolio, including the accrual status of our investments, and our financing arrangements in effect as of December 31, 2023 (dollar amounts are presented in thousands):

Basis Point Change in Interest Rates	Increase (Decrease) in Interest Income(1)	Increase (Decrease) in Interest Expense(2)		Increase (Decrease) in Net Interest Income(1)	Percentage Change in Net Interest Income
Down 100 basis points	$(2,394)	$(942)	0	$(1,452)	(4.9)%
Down 50 basis points	(1,197)	(471)		(726)	(2.5)%
Up 50 basis points	1,197	471		726	2.5%
Up 100 basis points	2,394	942		1,452	4.9%
Up 150 basis points	3,591	1,413		2,178	7.4%
Up 200 basis points	4,789	1,885		2,904	9.9%
Up 250 basis points	5,986	2,356		3,630	12.3%
_______________
(1)Assumes no defaults or prepayments by portfolio companies over the next twelve months.
(2)Assumes current debt outstanding as of December 31, 2023, and no changes over the next twelve months.

We expect that our long-term investments will be financed primarily with equity and debt. If deemed prudent, we may use interest rate risk management techniques in an effort to minimize our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations. During the year ended December 31, 2023, we did not engage in interest rate hedging activities.
Foreign Currency Risk
From time to time, we may make investments that are denominated in a foreign currency that are subject to the effects of exchange rate movements between the foreign currency of each such investment and the U.S. dollar, which may affect future fair values and cash flows, as well as amounts translated into U.S. dollars for inclusion in our consolidated financial statements. Based on our assessment of the foreign currency exchange rate risk, as of December 31, 2023, we had no hedging transactions in place as we deemed the risk acceptable, and we did not believe it was necessary to mitigate this risk at that time.
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

Item 8.    Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Trustees of KKR FS Income Trust
Opinion on the Financial Statements and Financial Highlights
We have audited the accompanying statements of assets and liabilities of KKR FS Income Trust (the "Company"), including the schedules of investments as of December 31, 2023 and 2022, the related statements of operations, changes in net assets, and cash flows for the year ended December 31, 2023 and for the period February 4, 2022 (date of formation) through December 31, 2022, the financial highlights for the year ended December 31, 2023 and for the period July 25, 2022 (commencement of operations) through December 31, 2022, and the related notes. In our opinion, the financial statements and financial highlights present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations, changes in net assets, and cash flows for the year ended December 31, 2023 and for the period February 4, 2022 (date of formation) through December 31, 2022, and the financial highlights for the year ended December 31, 2023 and for the period July 25, 2022 (commencement of operations) through December 31, 2022 in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These financial statements and financial highlights are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements and financial highlights based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and financial highlights are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements and financial highlights, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements and financial highlights. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and financial highlights. Our procedures included confirmation of investments owned as of December 31, 2023 and 2022, by correspondence with the custodian, loan agents, and borrowers; when replies were not received, we performed other auditing procedures. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP
San Francisco, California
March 13, 2024
We have served as the Company’s auditor since 2022.

KKR FS Income Trust
Consolidated Statements of Assets and Liabilities
(in thousands, except share and per share amounts)

	December 31, 2023	December 31, 2022
Assets
Investments, at fair value
Non-controlled/unaffiliated investments (amortized cost—$259,157 and $6,698, respectively)	$262,547	$6,702
Controlled/affiliated investments (amortized cost—$1,304 and $0, respectively)	1,383	—
Total investments, at fair value (amortized cost—$260,461 and $6,698, respectively)	263,930	6,702
Cash	78,558	465
Foreign currency (amortized cost—$425 and $0, respectively)	433	—
Receivable for investments sold and repaid	210	—
Income receivable	3,204	62
Expense support receivable	436	289
Deferred financing costs	3,781	—
Prepaid expenses and other assets	184	53
Total assets	$350,736	$7,571

Liabilities
Payable for investments purchased	$8,400	$—
Debt(1)	94,231	—
Shareholders distributions payable	2,030	—
Accrued capital gains incentive fee(2)	390	—
Administrative services expense payable	174	—
Accrued accounting and administrative fees	43	3
Interest payable	445	—
Other accrued expenses and liabilities	614	339
Total liabilities	106,327	342
Commitments and contingencies(3)

Series A Preferred Shares, $0.001 par value, unlimited shares authorized, 515 and 0 shares issued and outstanding, respectively; liquidation preference of $515 and $0, respectively	515	—

Shareholders’ equity
Common Shares, $0.01 par value, unlimited shares authorized, 8,457,385 and 280,000 Class I shares issued and outstanding, respectively	85	0
Capital in excess of par value	238,811	7,000
Retained earnings (accumulated deficit)	4,998	229
Total shareholders’ equity	243,894	7,229
Total liabilities, preferred shares and shareholders’ equity	$350,736	$7,571
Net asset value per share of common shares at period end	$28.84	$25.82
_______________
(1)See Note 8 for a discussion of the Company’s financing arrangements.
(2)See Note 2 for a discussion of the methodology employed by the Company in calculating the capital gains incentive fees.
(3)See Note 9 for a discussion of the Company’s commitments and contingencies.
See notes to consolidated financial statements.

KKR FS Income Trust
Consolidated Statements of Operations
(in thousands, except share and per share amounts)

	Year Ended
	December 31,
	2023	2022(1)
Investment income
From non-controlled/unaffiliated investments:
Interest income	$11,208	$130
Fee income	2,354	94
Dividend and other income	154	—
From controlled/affiliated investments:
Dividend and other income	28	—
Total investment income	13,744	224

Operating expenses
Management fees	1,345	—
Subordinated income incentive fees(2)	1,218	—
Capital gains incentive fees(2)	390	—
Interest expense(3)	1,115	—
Administrative services expense	895	—
Accounting and administrative fees	59	3
Insurance expense	389	—
Audit expense	534	—
Other general and administrative expenses	391	286
Total operating expenses	6,336	289
Management and incentive fee waivers(2)	(2,563)	—
Expense waiver(4)	(147)	(289)
Net expenses	3,626	—
Net investment income before taxes	10,118	224
Excise taxes	73	—
Net investment income	10,045	224

Realized and unrealized gain/loss
Net realized gain (loss) on investments:
Non-controlled/unaffiliated investments	12	0
Controlled/affiliated investments	—	—
Net realized gain (loss) on foreign currency	10	—
Net change in unrealized appreciation (depreciation) on investments:
Non-controlled/unaffiliated investments	3,386	5
Controlled/affiliated investments	79	—
Net change in unrealized gain (loss) on foreign currency	(202)	—
Total net realized and unrealized gain (loss)	3,285	5
Net increase (decrease) in net assets resulting from operations	$13,330	$229

Per share information—basic and diluted
Net increase (decrease) in net assets resulting from operations (Earnings (Losses) per Share)	$3.62	$1.46
Weighted average shares outstanding	3,667,293	156,250
_______________
(1)Represents the period from February 4, 2022 (Inception) through December 31, 2022.
(2)See Note 2 and 4 for a discussion of the methodology employed by the Company in calculating the capital gains incentive fees and subordinated income incentive fees.
(3)See Note 8 for a discussion of the Company’s financing arrangements.
(4)See Note 4 for a discussion of the Company’s expense support and conditional reimbursement.
See notes to consolidated financial statements.

KKR FS Income Trust
Consolidated Statements of Changes in Net Assets
(in thousands, except share and per share amounts)

	Year Ended
	December 31,
	2023	2022(1)
Operations
Net investment income (loss)	$10,045	$224
Net realized gain (loss) on investments and foreign currency	22	0
Net change in unrealized appreciation (depreciation) on investments	3,465	5
Net change in unrealized appreciation (depreciation) on foreign currency	(202)	—
Net increase (decrease) in net assets resulting from operations	13,330	229

Shareholder distributions
Distributions to common shareholders	(8,119)	—
Distributions to preferred shareholders	(46)	—
Net decrease in net assets resulting from shareholder distributions	(8,165)	—

Capital transactions(2)
Issuance of capital	231,500	7,000
Net increase (decrease) in net assets resulting from capital share transactions	231,500	7,000

Total increase (decrease) in net assets	236,665	7,229
Net assets at beginning of period	7,229	—
Net assets at end of period	$243,894	$7,229
_______________
(1)Represents the period from February 4, 2022 (Inception) through December 31, 2022.
(2)See Note 3 for a discussion of the Company’s capital share transactions.
See notes to consolidated financial statements.

KKR FS Income Trust
Consolidated Statements of Cash Flows
(in thousands, except share and per share amounts)

	Year Ended December 31,
	2023	2022(1)
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$13,330	$229
Purchases of investments	(261,461)	(6,696)
Paid-in-kind interest	(25)	—
Proceeds from sales and repayments of investments	8,298	1
Net realized (gain) loss on investments	(12)	—
Net change in unrealized (appreciation) depreciation on investments	(3,465)	(5)
Accretion of discount	(563)	(2)
Amortization of deferred financing costs	256	—
Unrealized (gain)/loss on borrowings in foreign currency	166	—
(Increase) decrease in receivable for investments sold and repaid	(210)	—
(Increase) decrease in income receivable	(3,142)	(62)
(Increase) decrease in expense support receivable	(147)	(289)
(Increase) decrease in prepaid expenses and other assets	(131)	(53)
Increase (decrease) in payable for investments purchased	8,400	—
Increase (decrease) in accrued capital gains incentive fee	390	—
Increase (decrease) in administrative services expense payable	174	—
Increase (decrease) in accrued accounting and administrative fees	40	3
Increase (decrease) in interest payable	445	—
Increase (decrease) in other accrued expenses and liabilities	275	339
Net cash provided by (used in) operating activities	(237,382)	(6,535)
Cash flows from financing activities
Issuance of capital	231,500	7,000
Issuance of preferred shares	515	—
Distributions to common shareholders	(6,089)	—
Distributions to preferred shareholders	(46)	—
Borrowings under financing arrangements	119,031	—
Repayments under financing arrangements	(24,966)	—
Deferred financing costs paid	(4,037)	—
Net cash provided by (used in) financing activities	315,908	7,000
Total increase (decrease) in cash	78,526	465
Cash and foreign currency at beginning of period	465	—
Cash and foreign currency at end of period	$78,991	$465
Supplemental disclosure
Interest paid during the period	$414	$—
_______________
(1)Represents the period from February 4, 2022 (Inception) through December 31, 2022.

See notes to consolidated financial statements.

KKR FS Income Trust
Consolidated Schedule of Investments
As of December 31, 2023
(in thousands, expect share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Principal Amount(c)/Shares	Amortized Cost	Fair Value(d)
Senior Secured Loans—First Lien—83.8%
Apex Service Partners LLC	(f)	Commercial & Professional Services	SF+650	1.0%	10/24/29	$146	$146	$144
Apex Service Partners LLC	(f)(g)	Commercial & Professional Services	SF+500, 2.0% PIK (2.0% Max PIK)	1.0%	10/24/30	22,408	22,150	22,128
Apex Service Partners LLC	(h)	Commercial & Professional Services	SF+650	1.0%	10/24/29	1,682	1,682	1,661
Apex Service Partners LLC	(h)	Commercial & Professional Services	SF+500, 2.0% PIK (2.0% Max PIK)	1.0%	10/24/30	4,264	4,264	4,211
BDO USA PA	(f)(g)(i)	Commercial & Professional Services	SF+600	2.0%	8/31/28	17,012	16,751	16,842
DOXA Insurance Holdings LLC	(f)	Insurance	SF+550	0.8%	12/31/30	5,751	5,694	5,694
DOXA Insurance Holdings LLC	(h)	Insurance	SF+550	0.8%	12/20/29	1,233	1,233	1,233
DOXA Insurance Holdings LLC	(h)	Insurance	SF+550	0.8%	12/31/30	5,465	5,465	5,410
Highgate Hotels Inc	(g)	Consumer Services	SF+550	1.0%	11/5/29	6,368	6,306	6,305
Highgate Hotels Inc	(h)	Consumer Services	SF+550	1.0%	11/5/29	796	796	788
Individual FoodService	(f)(g)	Capital Goods	SF+600	1.0%	10/31/29	21,387	20,975	20,959
Individual FoodService	(h)	Capital Goods	SF+600	1.0%	10/31/29	1,731	1,731	1,696
Individual FoodService	(h)	Capital Goods	SF+600	1.0%	10/31/29	1,764	1,764	1,729
Integrity Marketing Group LLC	(f)	Insurance	SF+650	0.8%	8/27/26	2,837	2,810	2,837
Integrity Marketing Group LLC	(f)(g)	Insurance	SF+600	0.8%	8/27/26	20,657	20,456	20,616
Integrity Marketing Group LLC	(h)	Insurance	SF+650	1.0%	8/27/26	4,525	4,525	4,525
Lazer Logistics Inc	(f)(g)	Transportation	SF+550	0.8%	5/6/30	1,119	1,113	1,096
Lazer Logistics Inc	(f)(g)	Transportation	SF+625	0.8%	5/6/30	11,819	11,655	12,035
Lazer Logistics Inc	(h)	Transportation	SF+625	0.8%	5/4/29	1,244	1,228	1,244
Lazer Logistics Inc	(h)	Transportation	SF+550	0.8%	5/6/30	2,877	2,877	2,818
Lexitas Inc	(f)(g)	Commercial & Professional Services	SF+675	1.0%	5/18/29	16,441	16,093	16,694
Lexitas Inc	(h)	Commercial & Professional Services	SF+675	1.0%	5/18/29	4,643	4,643	4,714
Lipari Foods LLC	(f)(g)	Consumer Staples Distribution & Retail	SF+650	1.0%	10/31/28	16,823	16,553	16,688
Lipari Foods LLC	(h)	Consumer Staples Distribution & Retail	SF+650	1.0%	10/31/28	1,930	1,930	1,915
Magna Legal Services LLC	(g)	Commercial & Professional Services	SF+650	0.8%	11/22/29	7,325	7,185	7,322
Magna Legal Services LLC	(f)	Commercial & Professional Services	SF+650	0.8%	11/22/29	2,051	2,013	2,050
Magna Legal Services LLC	(f)	Commercial & Professional Services	SF+600	0.8%	11/21/29	124	124	122
See notes to consolidated financial statements.

KKR FS Income Trust
Consolidated Schedule of Investments (continued)
As of December 31, 2023
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Principal Amount(c)/Shares	Amortized Cost	Fair Value(d)
Magna Legal Services LLC	(h)	Commercial & Professional Services	SF+650	0.8%	11/22/28	$861	$845	$861
Magna Legal Services LLC	(h)	Commercial & Professional Services	SF+600	0.8%	11/21/29	3,483	3,483	3,449
Radwell International LLC/PA	(f)	Capital Goods	SF+675	0.8%	4/1/28	293	268	293
Radwell International LLC/PA	(f)(g)	Capital Goods	SF+675	0.8%	4/1/29	24,314	24,022	24,801
Radwell International LLC/PA	(h)	Capital Goods	SF+675	0.8%	4/1/28	1,172	1,172	1,172
Shaw Development LLC	(g)	Capital Goods	SF+600	0.5%	10/30/29	8,627	8,543	8,583
Shaw Development LLC	(h)	Capital Goods	SF+600	0.5%	10/30/29	1,027	1,027	1,022
Spotless Brands LLC	(g)	Consumer Services	SF+650	1.0%	7/25/28	6,488	6,286	6,509
Spotless Brands LLC	(h)	Consumer Services	SF+675	1.0%	7/25/28	9,805	9,706	9,952
Virgin Pulse Inc	(g)	Software & Services	SF+575, 0.0% PIK (2.5% Max PIK)	0.8%	11/8/29	12,833	12,770	12,698
Total Senior Secured Loans—First Lien							250,284	252,816
Unfunded Loan Commitments							(48,502)	(48,502)
Net Senior Secured Loans—First Lien							201,782	204,314

Subordinated Debt—0.4%
Apex Service Partners LLC	(f)	Commercial & Professional Services	14.3% PIK (14.3% Max PIK)		4/23/31	996	$973	$972
Apex Service Partners LLC	(h)	Commercial & Professional Services	14.3% PIK (14.3% Max PIK)		4/23/31	485	485	474
Total Subordinated Debt							1,458	1,446
Unfunded Loan Commitments							(485)	(485)
Net Subordinated Debt							973	961

Asset Based Finance—24.0%
Altitude II IRL WH Borrower DAC, Revolver	(f)(j)	Capital Goods	SF+1,000	0.0%	1/12/30	$71	$71	$71
Altitude II IRL WH Borrower DAC, Revolver	(h)(j)	Capital Goods	SF+1,000	0.0%	1/12/30	$71	71	71
Australis Maritime II, Private Equity	(f)(j)(k)(l)	Transportation				380,719	381	426
Bankers Healthcare Group LLC, Term Loan	(f)(j)	Financial Services	22.0%		11/8/27	$788	788	785
Bausch Health Cos Inc, Revolver	(f)(j)	Pharmaceuticals, Biotechnology & Life Sciences	SF+665	1.0%	1/28/28	$21,875	21,280	21,875
Bausch Health Cos Inc, Revolver	(h)(j)	Pharmaceuticals, Biotechnology & Life Sciences	SF+665	1.0%	1/28/28	$15,625	15,625	15,625
Drive Revel, Private Equity	(f)(j)(k)	Financial Services				81,101	89	96
KKR Altitude II Offshore Aggregator LP, Partnership Interest	(f)(j)(l)	Capital Goods				922,641	923	957
See notes to consolidated financial statements.

KKR FS Income Trust
Consolidated Schedule of Investments (continued)
As of December 31, 2023
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Principal Amount(c)/Shares	Amortized Cost	Fair Value(d)
Optio Invest, Private Equity	(f)(j)(k)	Financial Services				101,365	$128	$129
PayPal Europe Sarl et Cie SCA, Private Equity	(f)(j)(k)	Financial Services				2,498,362	2,685	2,679
Saluda Grade Alternative Mortgage Trust 2022-BC2, Structured Mezzanine	(f)(j)	Real Estate Management & Development	8.0%		7/25/30	$251	251	246
Saluda Grade Alternative Mortgage Trust 2022-BC2, Structured Mezzanine	(f)(j)	Real Estate Management & Development	18.0%		7/25/30	$147	103	118
Saluda Grade Alternative Mortgage Trust 2022-BC2, Term Loan	(f)(j)	Real Estate Management & Development	7.3%		7/25/30	$1,507	1,507	1,489
SG Residential Mortgage Trust 2022-2, Structured Mezzanine	(e)(f)(j)	Real Estate Management & Development	5.4%		8/25/62	$201	167	180
SunPower Financial, Private Equity	(f)(j)(k)	Financial Services				161,479	161	196
Synovus Financial Corp, Private Equity	(f)(j)	Banks				2,086,357	2,086	2,093
TalkTalk Telecom Group Ltd, Revolver	(f)(j)	Commercial & Professional Services	SA+700	1.5%	9/5/26	£8,267	10,429	10,532
TalkTalk Telecom Group Ltd, Revolver	(h)(j)	Commercial & Professional Services	SA+700	1.5%	9/5/26	£2,576	3,216	3,216
TDC LLP, Preferred Equity	(f)(j)	Financial Services	8.0%			£948	1,153	1,215
TDC LLP, Private Equity	(f)(j)	Financial Services				68,953	87	89
Vehicle Secured Funding Trust, Private Equity	(f)(j)(k)	Financial Services				11,865,999	11,866	11,866
Verus Securitization Trust 2023-5, Structured Mezzanine	(e)(f)(j)	Real Estate Management & Development	8.1%		6/25/68	$596	533	558
Verus Securitization Trust 2023-5, Structured Mezzanine	(e)(f)(j)	Real Estate Management & Development	8.1%		6/25/68	$881	839	876
Weber-Stephen Products LLC, Revolver	(f)(j)	Consumer Discretionary Distribution & Retail	SF+575	1.0%	12/19/26	$2,179	2,179	2,179
Weber-Stephen Products LLC, Revolver	(h)(j)	Consumer Discretionary Distribution & Retail	SF+575	1.0%	12/19/26	$4,487	4,487	4,487
Total Asset Based Finance							81,105	82,054
Unfunded Loan Commitments							(23,399)	(23,399)
Net Asset Based Finance							57,706	58,655
TOTAL INVESTMENTS—108.2%							$260,461	263,930
LIABILITIES AND PREFERRED SHARES IN EXCESS OF OTHER ASSETS—(8.2)%								(20,036)
NET ASSETS—100.0%								$243,894
________
(a)Security may be an obligation of one or more entities affiliated with the named company.
(b)Certain variable rate securities in the Company’s portfolio bear interest at a rate determined by a publicly disclosed base rate plus a basis point spread. As of December 31, 2023, the Secured Overnight Financing Rate, or SOFR or “SF”, was 5.33% and the Sterling Interbank Offered Rate, or SONIA or “SA”, was 5.21%. PIK means paid-in-kind. PIK income accruals may be adjusted based on the performance of the underlying investment. Variable rate securities with no floor rate use the respective benchmark rate in all cases.
(c)Denominated in U.S. dollars unless otherwise noted.
(d)See Note 7 for additional information regarding the fair value of the Company’s financial instruments.
See notes to consolidated financial statements.

KKR FS Income Trust
Consolidated Schedule of Investments (continued)
As of December 31, 2023
(in thousands, except share amounts)

(e)Security is classified as Level 1 or Level 2 in the Company’s fair value hierarchy (see Note 7).
(f)Security or portion thereof is pledged as collateral supporting the amounts outstanding under the Senior Secured Revolving Credit Facility (see Note 8).
(g)Security or portion thereof held within K-FIT Finance AB-1 LLC and is pledged as collateral supporting the amounts outstanding under the K-FIT AB-1 Credit Facility (see Note 8).
(h)Security is an unfunded commitment. Reflects the stated spread at the time of commitment, but may not be the actual rate received upon funding.
(i)Position or portion thereof unsettled as of December 31, 2023.
(j)The investment, or portion of the investment is not a qualifying asset under the Investment Company Act of 1940, or the 1940 Act, as amended. A business development company, or BDC, may not acquire any asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company’s total assets. As of December 31, 2023, 83.1% of the Company’s total assets represented qualifying assets.
(k)Security is non-income producing.
(l)Under the Investment Company Act of 1940, as amended, the Company generally is deemed to “control” a portfolio company if it owns more than 25% of the portfolio company’s voting securities or it has the power to exercise control over the management or policies of such portfolio company. As of December 31, 2023, the Company held investments in portfolio companies of which it is deemed to be an “affiliated person” and deemed to “control”. The following table presents certain information with respect to investments in portfolio companies of which the Company was deemed to be an affiliated person and deemed to control for the year ended December 31, 2023:

Portfolio Company	Fair Value at December 31, 2022	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at December 31, 2023	Interest Income(3)	Fee Income(3)	Dividend and Other Income(3)
Asset Based Finance
Australis Maritime II, Private Equity	$—	$381	$—	$—	$45	$426	$—	$—	$—
KKR Altitude II Offshore Aggregator LP, Partnership Interest	—	931	(8)	—	34	957	—	—	28
Total	$—	$1,312	$(8)	$—	$79	$1,383	$—	$—	$28
__________
(1)Gross additions include increases in the cost basis of investments resulting from new portfolio investments, PIK interest, the amortization of unearned income, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company into this category from a different category.
(2)Gross reductions include decreases in the cost basis of investments resulting from principal collections related to investment repayments or sales, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company out of this category into a different category.
(3)Interest, fee and dividend and other income presented for the full year ended December 31, 2023.
See notes to consolidated financial statements.

KKR FS Income Trust
Schedule of Investments
As of December 31, 2022
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Senior Secured Loans—First Lien—36.4%
Individual FoodService		Capital Goods	SF+675	1.0%	11/22/25	$150	$150	$151
Individual FoodService	(f)	Capital Goods	SF+675	1.0%	11/22/25	188	188	188
Integrity Marketing Group LLC		Insurance	SF+650	1.0%	8/27/25	179	176	178
Integrity Marketing Group LLC	(f)	Insurance	SF+650	1.0%	8/27/25	179	165	178
Lexitas Inc		Commercial & Professional Services	SF+675	1.0%	5/18/29	189	175	186
Lexitas Inc	(f)	Commercial & Professional Services	SF+675	1.0%	5/18/29	788	788	776
Lipari Foods LLC		Food & Staples Retailing	SF+650	1.0%	10/31/28	772	760	763
Lipari Foods LLC	(f)	Food & Staples Retailing	SF+650	1.0%	10/31/28	220	220	217
Magna Legal Services LLC		Commercial & Professional Services	SF+650	0.8%	11/22/29	463	456	456
Magna Legal Services LLC	(f)	Commercial & Professional Services	SF+650	0.8%	11/22/28	54	54	53
Magna Legal Services LLC	(f)	Commercial & Professional Services	SF+650	0.8%	11/22/29	129	129	127
Radwell International LLC/PA		Capital Goods	SF+675	0.8%	4/1/29	930	930	930
Radwell International LLC/PA	(f)	Capital Goods	SF+675	0.8%	4/1/28	70	70	70
Total Senior Secured Loans—First Lien							4,261	4,273
Unfunded Loan Commitments							(1,627)	(1,627)
Net Senior Secured Loans—First Lien							2,634	2,646

Asset Based Finance—56.1%
Bankers Healthcare Group LLC, Term Loan		Diversified Financials	SF+393	0.0%	11/8/27	$985	985	993
Connecticut Avenue Securities Trust 2022-R07, Structured Mezzanine	(e)	Real Estate	SF+680	0.0%	6/25/42	$152	155	160
Connecticut Avenue Securities Trust 2022-R08, Structured Mezzanine	(e)	Real Estate	SF+560	0.0%	7/25/42	$103	103	104
Freddie Mac Structured Agency Credit Risk Debt Notes, Structured Mezzanine	(e)	Real Estate	SF+600	0.0%	7/25/42	$147	147	145
KKR Altitude II Offshore Aggregator LP, Partnership Interest		Capital Goods				647,827	648	648
Saluda Grade Alternative Mortgage Trust 2022-BC2, Structured Mezzanine		Real Estate	18.0%		7/25/30	$147	100	106
Saluda Grade Alternative Mortgage Trust 2022-BC2, Structured Mezzanine		Real Estate	8.0%		7/25/30	$251	251	248
Saluda Grade Alternative Mortgage Trust 2022-BC2, Term Loan		Real Estate	7.3%		7/25/30	$1,507	1,508	1,490
SG Residential Mortgage Trust 2022-2, Structured Mezzanine	(e)	Real Estate	5.4%		8/25/62	$201	167	162
Total Asset Based Finance							4,064	4,056
TOTAL INVESTMENTS—92.5%							$6,698	6,702
OTHER ASSETS IN EXCESS OF LIABILITIES—7.5%								527
NET ASSETS—100.0%								$7,229

See notes to consolidated financial statements.

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
See notes to consolidated financial statements.

KKR FS Income Trust
Notes to Consolidated Financial Statements
(in thousands, except share and per share amounts)

Note 1. Principal Business and Organization
KKR FS Income Trust, or the Company, is a specialty finance company, organized on February 4, 2022 as a Delaware statutory trust, that seeks to invest primarily in the debt securities of private middle market U.S. companies. The Company is externally managed by FS/KKR Advisor, LLC, or the Adviser, pursuant to an amended and restated investment advisory agreement, or the Advisory Agreement. The Adviser also performs, or oversees the performance of, the Company’s corporate operations and required administrative services pursuant to the terms of an administration agreement, or the Administration Agreement. The Company’s investment objectives are to generate current income and, to a lesser extent, long-term capital appreciation.
The Company is an externally managed, non-diversified, closed-end management investment company that, on March 31, 2023, elected to be regulated as a BDC under the 1940 Act. The Company intends to elect to be treated for U.S. federal income tax purposes, and intends to qualify annually thereafter, as a regulated investment company, or a RIC, under the Internal Revenue Code of 1986, as amended, or the Code.
The Company has various wholly-owned subsidiaries, including special-purpose financing subsidiaries and subsidiaries through which it holds interests in portfolio companies. The consolidated financial statements include both the Company’s accounts and the accounts of its wholly-owned subsidiaries as of December 31, 2023. All intercompany transactions have been eliminated in consolidation. Certain of the Company’s consolidated subsidiaries are subject to U.S. federal and state income taxes.

Note 2. Summary of Significant Accounting Policies
Basis of Presentation: The accompanying consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP. The Company is considered an investment company under GAAP and follows the accounting and reporting guidance applicable to investment companies under Financial Accounting Standards Board, or FASB, Accounting Standards Codification Topic 946, Financial Services—Investment Companies. The Company has evaluated the impact of subsequent events through the date the consolidated financial statements were issued and filed with the U.S. Securities and Exchange Commission, or the SEC.
Use of Estimates: The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
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
As of December 31, 2023 and December 31, 2022, the Adviser has paid $2,820 and $1,541, respectively, in organizational and offering expenses, subject to reimbursement as described above. The Company has no obligation to reimburse the Adviser for organizational and offering costs until the initial issuance of the Company’s Common Shares to non-affiliated investors in the monthly closings for the Company’s Private Offering.

KKR FS Income Trust
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies (continued)
Valuation of Portfolio Investments and Determination of NAV
Valuation of Portfolio Investments
The Board is responsible for overseeing the valuation of the Company’s portfolio investments at fair value as determined in good faith pursuant to the Adviser’s valuation policy. As permitted by Rule 2a-5 of the 1940 Act, the Board has designated the Adviser as the Company’s valuation designee with day-to-day responsibility for implementing the portfolio valuation process set forth in the Adviser’s valuation policy.
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
The Adviser determines the fair value of the Company’s investment portfolio on at least a quarterly basis. Securities that are publicly-traded with readily available market prices will be valued at the reported closing price on the valuation date. Securities that are not publicly-traded with readily available market prices will be valued at fair value as determined in good faith by the Adviser, in accordance with valuation policies approved by the Board. In connection with that determination, the Adviser will prepare portfolio company valuations which are based on relevant inputs, including, but not limited to, indicative dealer quotes, values of like securities, recent portfolio company financial statements and forecasts, and valuations prepared by independent third-party pricing and valuation services.
With respect to investments for which market quotations are not readily available, the Company undertakes a multi-step valuation process each quarter, as described below:
•the Company’s quarterly fair valuation process begins by the Adviser facilitating the delivery of updated quarterly financial and other information relating to each investment to an independent third-party pricing or valuation service;
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

KKR FS Income Trust
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies (continued)
Determination of fair value involves subjective judgments and estimates. Accordingly, the notes to the Company’s consolidated financial statements refer to the uncertainty with respect to the possible effect of such valuations and any change in such valuations on the Company’s consolidated financial statements. In making its determination of fair value, the Adviser may use any independent third-party pricing or valuation services for which it has performed the appropriate level of due diligence. However, the Adviser is not required to determine fair value in accordance with the valuation provided by any single source, and may use any relevant data, including information sourced by the Adviser or provided by any independent third-party valuation or pricing service that the Adviser deems to be reliable in determining fair value under the circumstances. Below is a description of factors that the Adviser and any independent third-party valuation services may consider when determining the fair value of the Company’s investments.
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
The Company’s equity interests in portfolio companies for which there is no liquid public market are valued at fair value. Generally, the value of the Company’s equity interests in public companies for which market quotations are readily available is based upon the most recent closing public market price. Portfolio securities that carry certain restrictions on sale are typically valued at a discount from the public market value of the security. The Adviser will normally use pricing data for domestic or foreign equity securities received shortly after the close of the primary securities exchange on which such securities trade and does not normally take into account trading, clearances or settlements that take place after the close of the exchange.
When the Company receives warrants or other equity securities at nominal or no additional cost in connection with an investment in a debt security, the cost basis in the investment will be allocated between the debt securities and any such warrants or other equity securities received at the time of origination. The Adviser subsequently values these warrants or other equity securities received at their fair value.

KKR FS Income Trust
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies (continued)
See Note 7 to the Company’s audited consolidated financial statements included herein for additional information regarding the fair value of the Company’s financial instruments.
Determination of NAV
The Company expects to determine its NAV for the Common Shares each month as of the last day of each calendar month, and in no event less frequently than quarterly. The NAV per share for the Company’s Common Shares is determined by dividing the value of total assets attributable to the Common Shares minus liabilities attributable to the Common Shares by the total number of Common Shares outstanding at the date as of which the determination is made. The Company will use the valuation procedures set forth above in order to determine the NAV, as applied by the Adviser as the Company’s valuation designee under Rule 2a-5 under the 1940 Act. Fair value pricing may require subjective determinations about the value of a security. If events materially affecting the price of foreign portfolio securities occur between the time when their price was last determined on such foreign securities exchange or market and the time when the Company’s NAV was last calculated (for example, movements in certain U.S. securities indices which demonstrate strong correlation to movements in certain foreign securities markets), such securities may be valued at their fair value as determined in good faith in accordance with procedures established by the Adviser and overseen by the Board. For purposes of calculating NAV, all assets and liabilities initially expressed in foreign currencies will be converted into U.S. dollars at prevailing exchange rates as may be determined in good faith by the Adviser under the supervision of the Board. Although the Adviser’s policy is intended to result in a calculation of the Company’s NAV that fairly reflects security values as of the time of pricing, the Company cannot ensure that fair values determined by the Adviser would accurately reflect the price that the Company could obtain for a security if it were to dispose of that security as of the time of pricing (for instance, in a forced or distressed sale). The prices used by the Adviser when determining fair value may differ from the value that would be realized if the securities were sold.
The NAV calculation is available generally within 20 business days after the end of the applicable month. Changes in the Company’s monthly NAV will reflect factors including, but not limited to, accruals for net portfolio income, interest expense and unrealized/realized gains (losses) on assets, any applicable organization and offering costs and any expense reimbursements. When the Adviser determines NAV as of a day that is not the last day of a calendar quarter in connection with a closing under the Private Offering, the Company intends to update the value of securities with reliable market quotations to the most recent market quotation. For securities without reliable market quotations, the Adviser’s valuation team will generally value such assets at the most recent quarterly valuation unless the Adviser determines that a significant observable change has occurred since the most recent quarter-end with respect to the investment (which determination may be as a result of a material event at a portfolio company, material change in market spreads, secondary market transaction in the securities of an investment or otherwise). If the Adviser determines such a change has occurred with respect to one or more investments, the Adviser will determine whether to update the value for each relevant investment using a range of values from an independent valuation firm, where applicable, in accordance with the Adviser’s valuation policy, pursuant to authority designated by the Board. Additionally, the Adviser may otherwise determine to update the most recent quarter-end valuation of an investment without reliable market quotations that the Adviser considers to be material to the Company using a range of values from an independent valuation firm.
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
The Adviser agreed to extend the waiver of the Company’s base management fee and subordinated incentive fee on income through March 31, 2025. Previously, the Adviser had agreed to waive the base management fee and subordinated incentive fee on income through August 30, 2024.

KKR FS Income Trust
Notes to Consolidated Financial Statements (continued)
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
Reclassifications: Certain amounts in the audited financial statements as of and for the year ended December 31, 2022 may have been reclassified to conform to the classifications used to prepare the consolidated financial statements as of and for the year ended December 31, 2023.
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
Loan origination fees, original issue discount and market discount are capitalized and the Company accretes such amounts as interest income over the respective term of the loan or security. Upon the prepayment of a loan or security, any unamortized loan origination fees and original issue discount are recorded as interest income. Structuring and other non-recurring upfront fees are recorded as fee income when earned. For the year ended December 31, 2023 and 2022, the Company recognized $1,727 and $0, respectively in structuring fee revenue. The Company records prepayment premiums on loans and securities as fee income when it receives such amounts.
Net Realized Gains or Losses, Net Change in Unrealized Appreciation or Depreciation and Net Change in Unrealized Gains or Losses on Foreign Currency: Gains or losses on the sale of investments are calculated by using the specific identification method. The Company measures realized gains or losses by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment, without regard to unrealized appreciation or depreciation previously recognized, but considering unamortized fees. Net change in unrealized appreciation or depreciation reflects the change in portfolio investment values during the reporting period, including any reversal of previously recorded unrealized gains or losses when gains or losses are realized. Net change in unrealized gains or losses on foreign currency reflects the change in the value of receivables or accruals during the reporting period due to the impact of foreign currency fluctuations.
Distributions: Distributions to the Company’s shareholders are recorded as of the record date. Subject to the discretion of the Board and applicable legal restrictions, the Company intends to declare and pay such distributions on Common Shares on a monthly basis. Net realized capital gains, if any, are distributed or deemed distributed at least annually.
Income Taxes: Prior to making its BDC election, the Company was classified as a partnership for U.S. federal income tax purposes. As such, no provision has been made in the accompanying consolidated financial statements for federal, state or local income taxes of the partners. Each partner is individually responsible for reporting its share of the Company’s taxable income or loss.

KKR FS Income Trust
Notes to Consolidated Financial Statements (continued)
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
To qualify for and maintain qualification as a RIC, the Company must, among other things, meet certain source-of-income and asset diversification requirements, as well as distribute to its shareholders, for each tax year, at least 90% of its “investment company taxable income,” which is generally the Company’s net ordinary income plus the excess, if any, of realized net short-term capital gains over realized net long-term capital losses, determined without regard to any deduction for distributions paid. As a RIC, the Company will not have to pay corporate-level U.S. federal income taxes on any income that it distributes to its shareholders. The Company intends to make distributions in an amount sufficient to qualify for and maintain its RIC tax status each tax year and to not pay any U.S. federal income taxes on income so distributed. The Company is also subject to nondeductible federal excise taxes if it does not distribute in respect of each calendar year an amount at least equal to the sum of 98% of net ordinary income, 98.2% of any capital gain net income, if any, and any recognized and undistributed income from prior years for which it paid no U.S. federal income taxes. The Company accrued $73, and $0 in estimated excise taxes payable in respect of income received during the years ended December 31, 2023, and 2022, respectively. During the years ended December 31, 2023, and 2022, the Company paid $0, and $0, respectively, in excise and other taxes.
The Company evaluates its tax positions to determine if the tax positions taken meet the minimum recognition threshold in connection with accounting for uncertainties in income tax positions taken or expected to be taken for the purposes of measuring and recognizing tax benefits or liabilities in the Company’s consolidated financial statements. Recognition of a tax benefit or liability with respect to an uncertain tax position is required only when the position is “more likely than not” to be sustained assuming examination by taxing authorities. The Company recognizes interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in its consolidated statements of operations. During the years ended December 31, 2023, and 2022, the Company did not incur any interest or penalties.
The Company has analyzed the tax positions taken on federal and state income tax returns for all open tax years, and has concluded that no provision for income tax for uncertain tax positions is required in the Company’s financial statements. The Company’s federal and state income and federal excise tax returns for tax years for which the applicable statutes of limitations have not expired are subject to examination by the Internal Revenue Service and state departments of revenue.
Recent Accounting Pronouncements: In June 2022, the FASB issued ASU 2022-03, “Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions (“ASU 2022-03”),” which clarifies guidance for fair value measurement of an equity security subject to a contractual sale restriction and establishes new disclosure requirements for such equity securities. ASU 2022-03 is effective for fiscal years beginning after December 15, 2023 and for interim periods within those fiscal years, with early adoption permitted. The Company has concluded that this guidance will not have a material impact on its consolidated financial statements.

KKR FS Income Trust
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 3. Share Transactions
Below is a summary of transactions with respect to shares of the Company’s Common Shares during the year ended December 31, 2023 and 2022:

	Year Ended December 31,
	2023		2022
	Shares	Amount	Shares	Amount
Gross Proceeds from Offering	8,177,385	$231,500	280,000	$7,000
Total Gross Proceeds	8,177,385	231,500	280,000	7,000
Commissions and Dealer Manager Fees	—	—	—	—
Net Proceeds from Share Transactions	8,177,385	$231,500	280,000	$7,000
As of December 31, 2023, the Company had received capital commitments of $445,000 from investors in the Private Offering, and have called an aggregate of $238,500 in capital contributions in exchange for 8,457,385 in Class I shares in connection with such commitments, representing 53.6% of total capital commitments called.
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
The Company classifies the Series A Preferred Shares as temporary equity outside of shareholders’ equity on its accompanying consolidated statement of assets and liabilities due to certain redemption features that are not solely within the Company's control.
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

KKR FS Income Trust
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 3. Share Transactions (continued)
Discretionary Share Repurchase Program
Beginning no later than the quarter ending September 30, 2024, the Company intends to commence a share repurchase program in which it intends, subject to market conditions and the discretion of the Company’s Board of Trustees, or the Board, to offer to repurchase, in each quarter, up to 5% of the Common Shares outstanding (either by number of shares or aggregate net asset value, or NAV) as of the close of the previous calendar quarter. The Board may amend or suspend the share repurchase program if in its reasonable judgment it deems such action to be in the Company’s best interest and the best interest of the Company’s shareholders. As a result, share repurchases may not be available each quarter, such as when a repurchase offer would place an undue burden on the Company’s liquidity, adversely affect its operations or risk having an adverse impact on the Company that would outweigh the benefit of the repurchase offer. The Company intends to conduct such repurchase offers in accordance with the requirements of Rule 13e-4 promulgated under the Securities Exchange Act of 1934, as amended, or the Exchange Act, and the 1940 Act. All shares purchased by the Company pursuant to the terms of each tender offer will be retired and thereafter will be authorized and unissued shares.
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

KKR FS Income Trust
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 4. Related Party Transactions
Compensation of the Investment Adviser
Pursuant to the Advisory Agreement, commencing on and after the BDC Election Date, the Adviser is entitled to a base fee calculated at an annual rate of 1.25% of the average monthly value of the Company’s net assets and an incentive fee based on the Company’s performance. See Note 2 for a discussion of the capital gains and subordinated income incentive fees that the Adviser may be entitled to under the Advisory Agreement. The Adviser has agreed to waive the base fee and the subordinated incentive fee on income under the Advisory Agreement through March 31, 2025.
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
The following table describes the fees and expenses accrued under the Advisory Agreement and the Administration Agreement, as applicable, during the year ended December 31, 2023:

			Year Ended
Related Party			December 31,
	Source Agreement	Description	2023	2022
The Adviser	Investment advisory agreement	Base Management Fee(1)	$1,345	$—
The Adviser	Investment advisory agreement	Capital Gains Incentive Fee(2)	$390	$—
The Adviser	Investment advisory agreement	Subordinated Incentive Fee on Income(3)	$1,218	$—
The Adviser	Administration agreement	Administrative Services Expenses(4)	$895	$—

________________
(1)The Adviser agreed to waive all management fees accrued under the Advisory Agreement through March 31, 2025. As of December 31, 2023, no management fees were payable to the Adviser.
(2)During the year ended December 31, 2023, the Company accrued capital gains incentive fees of  $390 based on the performance of its portfolio, of which $477 was based on unrealized appreciation and $(87) was based on realized gains net of unrealized depreciation. No capital gains incentive fees are actually payable by the Company with respect to unrealized gains unless and until those gains are actually realized. See Note 2 for a discussion of the methodology employed by the Company in calculating the capital gains incentive fees.
(3)The Adviser agreed to waive all subordinated incentive fees on income accrued under the Advisory Agreement through March 31, 2025. As of December 31, 2023, no subordinated incentive fees on income were payable to the Adviser.
(4)During the year ended December 31, 2023, $655 of administrative services expenses related to the allocation of costs of administrative personnel for services rendered to the Company by the Adviser and the remainder related to other reimbursable expenses, including reimbursement of fees related to transactional expenses for prospective investments, such as fees and expenses associated with performing due diligence reviews of investments that do not close, often referred to as “broken deal” costs. Broken deal costs were $241 for the year ended December 31, 2023. The Company paid $721 in administrative services expenses to the Adviser during the year ended December 31, 2023.

KKR FS Income Trust
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 4. Related Party Transactions (continued)
Potential Conflicts of Interest
The members of the senior management and investment teams of the Adviser serve or may serve as officers, directors or principals of entities that operate in the same or a related line of business as the Company does, or of investment vehicles managed by the same personnel. For example, the Adviser is the investment adviser to FS KKR Capital Corp. and KKR FS Income Select, and the officers, managers and other personnel of the Adviser may serve in similar or other capacities for the investment advisers to future investment vehicles affiliated with FS Investments or KKR Credit. In serving in these multiple and other capacities, they may have obligations to other clients or investors in those entities, the fulfillment of which may not be in the Company’s best interests or in the best interest of the Company’s shareholders. The Company’s investment objectives may overlap with the investment objectives of such investment funds, accounts or other investment vehicles.
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
Capital Commitments
Affiliates of the Adviser committed to invest an aggregate of $35 million in Common Shares, or the Seed Contribution, and will not transfer or otherwise dispose of their respective capital commitment or Common Shares without the Company’s prior written consent for a period ending on the third anniversary of the BDC Election Date.
As of December 31, 2023, the full $35 million of capital commitments under the Seed Contribution had been called and funded.
As of December 31, 2023, an additional $203.5 million of capital commitments from third-party private investors had been called and funded in connection with the Private Offering.
Expense Support and Conditional Reimbursement
The Company has entered into an Expense Support and Conditional Reimbursement Agreement, or the Expense Support Agreement, with the Adviser. The Adviser may elect to pay certain of the Company’s expenses on its behalf, including, but not limited to, organization and offering expenses and any of the Company’s expenses related to investor relations, outside legal counsel and other outside advisors and experts, finance, operations and administration, each, an Expense Payment, provided that no portion of the payment will be used to pay any interest expense or distribution and/or shareholder servicing fees of the Company. Any Expense Payment that the Adviser has committed to pay must be paid by the Adviser to the Company in any combination of cash or other immediately available funds no later than 90 days after such commitment was made in writing, and/or offset against amounts due from us to the Adviser or its affiliates.
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
For the years ended December 31, 2023 and December 31, 2022, the Adviser has agreed to pay $147 and $289, respectively, in Expense Payments, subject to reimbursement by the Company in accordance with the Expense Support Agreement. As of December 31, 2023, the conditions precedent to the Company’s obligation to reimburse the Adviser for such Expense Payments have not been met and management believes that the reimbursement to the Adviser is not probable.

KKR FS Income Trust
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 4. Related Party Transactions (continued)
The following table reflects the amounts paid by the Adviser and subject to reimbursement by the Company under the Expense Support Agreement and the expiration for future possible reimbursements by the Company:

For the Three Months Ended	Amount	Expiration Date
September 30, 2022	$276	September 30, 2025
December 31, 2022	13	December 31, 2025
March 31, 2023	147	March 31, 2026
June 30, 2023	—	June 30, 2026
September 30, 2023	—	September 30, 2026
December 31, 2023	—	December 31, 2026
Total	$436

Note 5. Distributions
The following table reflects the cash distributions per share that the Company has declared on its Common Shares during the years ended December 31, 2023 and 2022:

	Distribution
For the Year Ended December 31, 2023	Per Share	Amount
2022	$—	$—
2023	$0.96	$8,119
On September 26, 2023, the Company’s Board declared four regular monthly cash distributions of $0.24 per share on the Common Shares for each of September, October, November and December 2023. The September 2023 distribution was paid on October 27, 2023 to shareholders of record as of the close of business on September 29, 2023. The October 2023 distribution was paid on November 28, 2023 to shareholders of record as of the close of business on October 31, 2023. The November 2023 distribution was paid on December 27, 2023 to shareholders of record as of the close of business on November 30, 2023. The December 2023 distribution was originally approved to be paid on or about January 29, 2024 to shareholders of record as of the close of business on December 29, 2023. On November 12, 2023, the Board (i) rescinded the previously approved distribution of $0.24 per Common Share payable on or about January 29, 2024 to shareholders of record as of the close of business on December 29, 2023, and (ii) concurrently declared a distribution of $0.24 per Common Share payable on January 30, 2024 to shareholders of record as of the close of business on December 29, 2023. The January 2024 distribution was paid on January 30, 2024 to shareholders of record as of the close of business on December 29, 2023. Shareholders may receive the distribution payments in cash or in Common Shares in accordance with their election under the Company’s distribution reinvestment plan. The timing and amount of any future distributions to shareholders are subject to applicable legal restrictions and the sole discretion of the Company’s Board.
The January 2024 distribution was paid on January 30, 2024 to shareholders of record as of the close of business on December 29, 2023.
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

KKR FS Income Trust
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 5. Distributions (continued)
The following table reflects the sources of the cash distributions on a tax basis that the Company has paid on its common stock during the year ended December 31, 2023:

Year Ended December 31,
2023
Source of Distribution	Distribution Amount	Percentage
Offering proceeds	$—	—
Borrowings	—	—
Net investment income(1)	8,119	100%
Short-term capital gains proceeds from the sale of assets	—	—
Long-term capital gains proceeds from the sale of assets	—	—
Non-capital gains proceeds from the sale of assets	—	—
Distributions on account of preferred and common equity	—	—
Total	$8,119	100%
________________
(1)During the year ended December 31, 2023, 98.3% of the Company's gross investment income was attributable to cash income earned, 1.5% was attributable to non-cash accretion of discount and 0.2% was attributable to paid-in-kind, or PIK, interest.
The Company’s net investment income on a tax basis for the year ended December 31, 2023 was $9,875. As of December 31, 2023 the Company had $2,120 of undistributed net investment income and $3,268 of accumulated capital gains on a tax basis.
The Company’s undistributed net investment income on a tax basis may be adjusted following the filing of the Company’s tax returns. The adjustment is in general due to tax-basis income received by the Company differing from GAAP-basis income on account of certain collateralized securities and interests in partnerships and the reclassification of realized gains and losses upon the sale of certain collateralized securities held in its investment portfolio during such period.
The difference between the Company’s GAAP-basis net investment income and its tax-basis net investment income is primarily due to the reclassification of unamortized original issue discount and prepayment fees recognized upon prepayment of loans from income for GAAP purposes to realized gains or deferred to future periods for tax purposes and the reversal of the capital gains incentive fee accrued on unrealized gains and the reversal of income earned during the year ended December 31, 2023 prior to becoming a RIC.
The following table sets forth a reconciliation between GAAP-basis net investment income and tax-basis net investment income during the year ended December 31, 2023:

Year Ended December 31,
2023
GAAP-basis net investment income	$10,045
Reversal of capital gains incentive fee	390
Excise taxes	73
Reclassification of unamortized original issue discount and prepayment fees	(405)
Other miscellaneous differences	(228)
Tax-basis net investment income	$9,875
The Company may make certain adjustments to the classification of stockholders' equity as a result of permanent book-to-tax differences.
During the year ended December 31, 2023, the Company increased capital in excess of par value and accumulated undistributed net realized gain (loss) on investments and gain (loss) on foreign currency by $396 and $389, respectively, and decreased accumulated undistributed (distributions in excess of) net investment income by $(785).
The determination of the tax attributes of the Company’s distributions is made annually as of the end of the Company’s fiscal year based upon the Company’s taxable income for the full year and distributions paid for the full year. The actual tax characteristics of distributions to stockholders are reported to stockholders annually on Form 1099-DIV.
As of December 31, 2023, the components of accumulated earnings on a tax basis were as follows:

KKR FS Income Trust
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 5. Distributions (continued)

Year Ended December 31,
2023
Distributable ordinary income	$2,120
Distributable realized gains (accumulated capital losses)	—
Other temporary differences	(390)
Net unrealized appreciation (depreciation)(1)	3,268
Total	$4,998
________________
(1)As of December 31, 2023, the Company’s gross unrealized appreciation on a tax basis was $3,854. As of December 31, 2023, the Company’s gross unrealized depreciation on a tax basis was $586.
The aggregate cost of the Company’s investments for U.S. federal income tax purposes totaled $260,461 as of December 31, 2023. The aggregate net unrealized appreciation (depreciation) on investments on a tax basis was $3,469 as of December 31, 2023. The aggregate net unrealized appreciation (depreciation) on investments on a tax basis excludes net unrealized appreciation (depreciation) from foreign currency transactions.
Note 6. Investment Portfolio
The following table summarizes the composition of the Company’s investment portfolio at cost and fair value as of December 31, 2023 and December 31, 2022:

	December 31, 2023			December 31, 2022
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$201,782	$204,314	77.4%	$2,634	$2,646	39.5%
Subordinated Debt	973	961	0.4%	—	—	—
Asset Based Finance	57,706	58,655	22.2%	4,064	4,056	60.5%
Total	$260,461	$263,930	100.0%	$6,698	$6,702	100.0%
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
As of December 31, 2023, the Company held investments in two portfolio companies of which it is deemed to “control.” As of December 31, 2023, the Company did not hold investments in portfolio companies of which it is deemed to be an “affiliated person” but is not deemed to “control.” For additional information with respect to such portfolio companies, see footnote (l) to the consolidated schedule of investments as of December 31, 2023.
The Company’s investment portfolio may contain loans and other unfunded arrangements that are in the form of lines of credit, revolving credit facilities, delayed draw credit facilities or other investments, which require the Company to provide funding when requested by portfolio companies in accordance with the terms of the underlying agreements. As of December 31, 2023, the Company had unfunded debt investments with aggregate unfunded commitments of $72,255. As of December 31, 2022, the Company had unfunded debt investments with aggregate unfunded commitments of $1,627. The Company maintains sufficient cash on hand and available capital in connection with undrawn commitments to fund such unfunded commitments should the need arise. For additional details regarding the Company’s unfunded debt investments, see the Company’s audited consolidated schedules of investments as of December 31, 2023 and December 31, 2022.

KKR FS Income Trust
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 6. Investment Portfolio (continued)
The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of December 31, 2023 and December 31, 2022:

	December 31, 2023		December 31, 2022
Industry Classification(1)	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Banks	$2,093	0.8%	$—	—
Capital Goods	55,589	21.1%	1,729	25.8%
Commercial & Professional Services	76,758	29.1%	627	9.4%
Consumer Discretionary Distribution & Retail	2,179	0.8%	—	—
Consumer Services	12,953	4.9%	—	—
Consumer Staples Distribution & Retail	16,673	6.3%	761	11.4%
Financial Services	17,055	6.5%	993	14.8%
Insurance	29,092	11.0%	177	2.6%
Pharmaceuticals, Biotechnology & Life Sciences	21,875	8.3%	—	—
Real Estate Management & Development	3,467	1.3%	2,415	36.0%
Software & Services	12,698	4.8%	—	—
Transportation	13,498	5.1%	—	—
Total	$263,930	100.0%	$6,702	100.0%
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

KKR FS Income Trust
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 7. Fair Value of Financial Instruments (continued)
As of December 31, 2023 and 2022, the Company’s investments were categorized as follows in the fair value hierarchy:

Valuation Inputs	December 31, 2023	December 31, 2022
Level 1—Price quotations in active markets	$—	$—
Level 2—Significant other observable inputs	1,614	571
Level 3—Significant unobservable inputs	262,316	6,131
	$263,930	$6,702

The Board is responsible for overseeing the valuation of the Company’s portfolio investments at fair value as determined in good faith pursuant to the Adviser’s valuation policy. The Board has designated the Adviser as the Company’s valuation designee, with day-to-day responsibility for implementing the portfolio valuation process set forth in the Adviser’s valuation policy.
The Company’s investments consist primarily of debt investments that were acquired directly from the issuer. Debt investments, for which broker quotes are not available, are valued by independent valuation firms, which determine the fair value of such investments by considering, among other factors, the borrower’s ability to adequately service its debt, prevailing interest rates for like investments, expected cash flows, call features, anticipated repayments and other relevant terms of the investments. Except as described below, all of the Company’s equity/other investments are also valued by independent valuation firms, which determine the fair value of such investments by considering, among other factors, contractual rights ascribed to such investments, as well as various income scenarios and multiples of earnings before interest, taxes, depreciation and amortization, or EBITDA, cash flows, net income, revenues or, in limited instances, book value or liquidation value. An investment that is newly issued and purchased near the date of the financial statements is valued at cost if the Adviser determines that the cost of such investment is the best indication of its fair value. Such investments described above are typically classified as Level 3 within the fair value hierarchy. Investments that are traded on an active public market are valued at their closing price as of the date of the financial statements and are classified as Level 1 within the fair value hierarchy. Except as described above, the Adviser typically values the Company’s other investments by using the midpoint of the prevailing bid and ask prices from dealers on the date of the relevant period end, which are provided by independent third-party pricing services and screened for validity by such services and are typically classified as Level 2 within the fair value hierarchy.
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

KKR FS Income Trust
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 7. Fair Value of Financial Instruments (continued)
The following is a reconciliation for the year ended December 31, 2023 and for the period from February 4, 2022 (Inception) through December 31, 2022 of investments for which significant unobservable inputs (Level 3) were used in determining fair value:

	For the Year Ended December 31, 2023
	Senior Secured Loans—First Lien	Subordinated Debt	Asset Based Finance	Total
Fair value at beginning of period	$2,646	$—	$3,485	$6,131
Accretion of discount (amortization of premium)	554	1	8	563
Net realized gain (loss)	(4)	—	—	(4)
Net change in unrealized appreciation (depreciation)	2,520	(12)	881	3,389
Purchases	204,802	947	54,339	260,088
Paid-in-kind interest	—	25	—	25
Sales and repayments	(6,204)	—	(1,672)	(7,876)
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Fair value at end of period	$204,314	$961	$57,041	$262,316
The amount of total gains or (losses) for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$2,533	$(12)	$881	$3,402

	For the Period from February 4, 2022 (Inception) through December 31, 2022
	Senior Secured Loans—First Lien	Asset Based Finance	Total
Fair value at beginning of period	$—	$—	$—
Accretion of discount (amortization of premium)	1	1	2
Net realized gain (loss)	0	—	—
Net change in unrealized appreciation (depreciation)	12	(7)	5
Purchases	2,633	3,491	6,124
Paid-in-kind interest	—	—	—
Sales and repayments	—	—	—
Transfers into Level 3	—	—	—
Transfers out of Level 3	—	—	—
Fair value at end of period	$2,646	$3,485	$6,131
The amount of total gains or (losses) for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$12	$(7)	$5
The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements as of December 31, 2023 and 2022 were as follows:

Type of Investment	Fair Value at December 31, 2023	Valuation Technique	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input(1)
Senior Debt	$185,976	Discounted Cash Flow	Discount Rate	10% - 11.5% (10.9%)	Decrease
	18,338	Cost
Subordinated Debt	961	Discounted Cash Flow	Discount Rate	15.4% - 15.4% (15.4%)	Decrease
Asset Based Finance	39,896	Discounted Cash Flow	Discount Rate	5.9% - 43.2% (8%)	Decrease
	2,679	Waterfall	EBITDA Multiple	1.0x - 1.0x (1.0x)	Increase
	292	Other(2)
	14,174	Cost
Total	$262,316

KKR FS Income Trust
Notes to Consolidated Financial Statements (continued)
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

Note 8. Financing Arrangements
In accordance with the 1940 Act, the Company is allowed to borrow amounts such that its asset coverage, as calculated pursuant to the 1940 Act, equals at least 150% after such borrowing. As of December 31, 2023, the aggregate amount outstanding of the senior securities issued by the Company was $94,746. As of December 31, 2023, the Company’s asset coverage was 357%.
The following table presents summary information with respect to the Company’s outstanding financing arrangements as of December 31, 2023.

	As of December 31, 2023
Arrangement	Type of Arrangement	Rate	Amount Outstanding		Amount Available	Maturity Date
Senior Secured Revolving Credit Facility(1)	Revolving Credit Facility	SOFR+2.13%(2)	$29,231	(3)	$20,769	July 19, 2028
K-FIT AB-1 Credit Facility(1)	Revolving Credit Facility	SOFR+2.75%(2)	$65,000		$185,000	October 10, 2028
Total			$94,231		$205,769
___________
(1)The carrying amount outstanding under the facility approximates its fair value.
(2)The benchmark rate is subject to a 0% floor.
(3)Amount includes borrowing in Euros, pounds sterling. Euro balance outstanding of €2,500 has been converted to U.S. dollars at an exchange rate of €1.00 to $1.11 as of December 31, 2023. Pounds sterling balance outstanding of £9,000 has been converted to U.S dollars at an exchange rate of £1.00 to $1.27 as of December 31, 2023 to reflect total amount outstanding in U.S. dollars.

For the year ended December 31, 2023, the components of total interest expense for the Company’s financing arrangements were as follows:

Arrangement(1)	Direct Interest Expense(2)	Amortization of Deferred Financing Costs	Total Interest Expense
Senior Secured Revolving Credit Facility	$530	$131	$661
K-FIT AB-1 Credit Facility	329	125	454
Total	$859	$256	$1,115
_____________________
(1)Borrowings of each of the Company’s wholly-owned, special-purpose financing subsidiaries are considered borrowings of the Company for purposes of complying with the asset coverage requirements applicable to BDCs under the 1940 Act.
(2)Direct interest expense includes the effect of non-usage fees.
The Company’s average borrowings and weighted average interest rate, including the effect of non-usage fees, for the year ended December 31, 2023 were $16,194 and 5.31%, respectively. As of December 31, 2023, the Company’s weighted average effective interest rate on borrowings, including the effect of non-usage fees, was 8.93%.

KKR FS Income Trust
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)
Under its financing arrangements, the Company has made certain representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar financing arrangements. The Company was in compliance with all covenants required by its financing arrangements as of December 31, 2023.
Senior Secured Revolving Credit Facility
On July 19, 2023, the Company entered into a senior secured revolving credit facility, or as subsequently amended the Senior Secured Revolving Credit Facility, with Sumitomo Mitsui Banking Corporation, or SMBC, as administrative agent, and the lenders and issuing banks party thereto.
The Senior Secured Revolving Credit Facility provides for borrowings in U.S. dollars and certain agreed upon foreign currencies in an aggregate amount of up to $75,000 (increased from $50,000 to $75,000 on January 26, 2024) with an option for the Company to request, at one or more times, that existing and/or new lenders, at their election, provide additional commitments of up to the greater of (i) $500,000 and (ii) 150% of the aggregate amount of commitments as of the most recent anniversary of July 19, 2023. The Senior Secured Revolving Credit Facility provides for the issuance of letters of credit in an aggregate amount of up to $100,000. As of December 31, 2023, $0 of such letters of credit have been issued.
Availability under the Senior Secured Revolving Credit Facility will terminate on July 19, 2027, and the outstanding loans under the Senior Secured Revolving Credit Facility will mature on July 19, 2028.
Borrowings under the Senior Secured Revolving Credit Facility are subject to compliance with a borrowing base test. Interest under the Senior Secured Revolving Credit Facility for (i) loans for which the Company elects the base rate option is payable at an “alternate base rate” (which is the greatest of (a) the prime rate as quoted in The Wall Street Journal, (b) the federal funds rate in effect for such day plus 0.50%, and (c) term SOFR plus 1.00% per annum), plus 1.125%, or (ii) loans for which the Company elects the term benchmark option and for loans denominated in GBP, is payable at the applicable benchmark, plus 2.125%. The Company will pay a commitment fee of up to 0.375% per annum on the daily unused amount of the commitments then available thereunder. The Company also will be required to pay letter of credit participation fees and a fronting fee on the average daily amount of any lender’s exposure with respect to any letters of credit issued at the request of the Company under the Senior Secured Revolving Credit Facility.
In connection with the Senior Secured Revolving Credit Facility, the Company has made certain representations and warranties and must comply with various covenants and reporting requirements customary for facilities of this type. In addition, the Company must comply with the following financial covenants: (a) the Company must maintain a minimum shareholders’ equity, measured as of each fiscal quarter end; and (b) the Company must maintain at all times a 150% asset coverage ratio.
The Senior Secured Revolving Credit Facility contains events of default customary for facilities of this type. Upon the occurrence of an event of default, the administrative agent, at the request of the required lenders, may terminate the commitments and declare the outstanding advances and all other obligations under the Senior Secured Revolving Credit Facility immediately due and payable.
The Company’s obligations under the Senior Secured Revolving Credit Facility are guaranteed by certain of the Company’s subsidiaries. The Company’s obligations under the Senior Secured Revolving Credit Facility are secured by a first priority security interest in substantially all of the assets of the Company and the subsidiary guarantors thereunder.
K-FIT AB-1 Credit Facility
On October 10, 2023, K-FIT Finance AB-1 LLC, or K-FIT AB-1, a wholly-owned special-purpose financing subsidiary of the Company, entered into a revolving credit facility, or, as amended, the K-FIT AB-1 Credit Facility, with Ally Bank, as administrative agent and arranger, Computershare Trust Company, N.A., as collateral administrator and collateral custodian, and the lenders from time to time party thereto. The K-FIT AB-1 Credit Facility provides for, among other things, borrowings in U.S. dollars in an initial aggregate principal amount of up to $250,000 on a committed basis.
K-FIT AB-1 may elect at one or more times, subject to certain conditions, including the consent of Ally Bank, to increase the maximum committed amount up to $500,000. The end of the revolving period and the maturity date for the K-FIT AB-1 Credit Facility are October 10, 2026 and October 10, 2028, respectively. Advances under the K-FIT AB-1 Credit Facility are subject to compliance with a borrowing base test.
Under the K-FIT AB-1 Credit Facility, borrowings bear interest at the rate of Daily 1M SOFR plus 2.75% per annum. Interest is payable quarterly in arrears. For the first three months after October 10, 2023, K-FIT AB-1 is subject to a quarterly non-usage fee of

KKR FS Income Trust
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)
0.50% on the average daily unborrowed portion of the committed facility amount, and thereafter, K-FIT AB-1 is subject to a quarterly non-usage fee between 0.50% and 1.00% on the average daily unborrowed portion of the committed facility amount.
Under the K-FIT AB-1 Credit Facility, K-FIT AB-1 has made certain representations and warranties and must comply with various covenants, reporting requirements and other requirements customary for facilities of this type. In addition, after an initial specified period, K-FIT AB-1 must maintain a total interest coverage ratio of at least 150%, measured as of the end of each fiscal quarter. The K-FIT AB-1 Credit Facility contains events of default customary for similar financing transactions. Upon the occurrence and during the continuation of an event of default, Ally Bank may declare the outstanding advances and all other obligations under the K-FIT AB-1 Credit Facility immediately due and payable.
K-FIT AB-1’s obligations under the K-FIT AB-1 Credit Facility are secured by a first priority security interest in substantially all of the assets of K-FIT AB-1, including its portfolio of assets; and a pledge by the Company of the equity of K-FIT AB-1. The obligations of K-FIT AB-1 under the K-FIT AB-1 Credit Facility are non-recourse to the Company, and the Company’s exposure under the K-FIT AB-1 Credit Facility is limited to the value of its investment in K-FIT AB-1 and the equity of K-FIT AB-1.

Note 9. Commitments and Contingencies
On August 2, 2022, the Company entered into a facility agreement, or the Cliffwater Facility Agreement, with Cliffwater Corporate Lending Fund, or the Financing Provider, an independent third-party, to acquire portfolio investments from time to time by purchasing all or a portion of certain investments owned and held by the Financing Provider at the Company’s or the Financing Provider’s request pursuant to the terms and provisions of the Cliffwater Facility Agreement, or the Warehousing Transaction. The Cliffwater Facility Agreement creates a forward obligation of the Financing Provider to sell, and a forward obligation of the Company or its designee to purchase, all or a portion of certain investments owned and held by the Financing Provider at the Company’s or the Financing Provider’s request pursuant to the terms and conditions of the Cliffwater Facility Agreement. Prior to the date on which (i) an insolvency proceeding is commenced by the Company or (ii) an insolvency proceeding is commenced against the Company and is not dismissed or stayed within 60 days, such date, the Facility End Date, the Company’s obligation to purchase such investments is conditional upon satisfying certain conditions, including that the Company has called and received cash funding from subscriptions in an aggregate amount of at least $250,000, such condition, the Capital Condition.
During the year ended December 31, 2023, the Company purchased investments, including unfunded commitments, with a cost of $162,325 from the Financing Provider. As of December 31, 2023, $8,400 of these purchases are included in payable for investments purchased in the statement of assets and liabilities.
As of December 31, 2023, the conditions precedent to the Company’s obligation to purchase any such investments have not been met. The Company did not hold any beneficial interest in the warehouse.
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
Unfunded commitments to provide funds to portfolio companies are not recorded in the Company’s statements of assets and liabilities. Since these commitments may expire without being drawn upon, the total commitment amount does not necessarily

KKR FS Income Trust
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 9. Commitments and Contingencies (continued)
represent future cash requirements. The Company has sufficient liquidity to fund these commitments. As of December 31, 2023, the Company’s unfunded commitments consisted of the following:

Category / Company(1)	Commitment Amount
Senior Secured Loans—First Lien
Apex Service Partners LLC	$1,682
Apex Service Partners LLC	4,264
DOXA Insurance Holdings LLC	1,233
DOXA Insurance Holdings LLC	5,465
Highgate Hotels Inc	796
Individual FoodService	1,731
Individual FoodService	1,764
Integrity Marketing Group LLC	4,525
Lazer Logistics Inc	1,228
Lazer Logistics Inc	2,877
Lexitas Inc	4,643
Lipari Foods LLC	1,930
Magna Legal Services LLC	845
Magna Legal Services LLC	3,483
Radwell International LLC/PA	1,172
Shaw Development LLC	1,027
Spotless Brands LLC	9,706
Subordinated Debt
Apex Service Partners LLC	485
Asset Based Finance
Altitude II IRL WH Borrower DAC, Revolver	71
Bausch Health Cos Inc, Revolver	15,625
TalkTalk Telecom Group Ltd, Revolver	3,216
Weber-Stephen Products LLC, Revolver	4,487
Total	$72,255
Unfunded Equity/Other commitments	$10,905
__________
(1)May be commitments to one or more entities affiliated with the named company.
As of December 31, 2023, the Company’s debt commitments are comprised of $36,643 revolving credit facilities and $35,610 delayed draw term loans, which generally are used for acquisitions or capital expenditures and are subject to certain performance tests. Such unfunded debt commitments have a fair value representing unrealized appreciation (depreciation) of $18. The Company’s unfunded Equity/Other commitments generally require certain conditions to be met or actual approval from the Adviser prior to funding.
While the Company does not expect to fund all of its unfunded commitments, there can be no assurance that it will not be required to do so.
In the normal course of business, the Company may enter into guarantees on behalf of portfolio companies. Under such arrangements, the Company would be required to make payments to third parties if the portfolio companies were to default on their related payment obligations. The Company has no such guarantees outstanding at December 31, 2023 and December 31, 2022.

KKR FS Income Trust
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 10. Senior Securities Asset Coverage

Year Ended December 31,	Total Amount Outstanding Exclusive of Treasury Securities	Asset Coverage per Unit(1)	Involuntary Liquidation Preference per Unit(2)	Average Market Value per Unit(3) (Exclude Bank Loans)
2023	$94,746	$3,574	—	N/A
__________
(1)Asset coverage per unit is the ratio of the carrying value of the Company’s total consolidated assets, less all liabilities and indebtedness not represented by senior securities, to the aggregate amount of senior securities representing indebtedness. This asset coverage ratio multiplied by $1,000 to determine the “Asset Coverage per Unit”.
(2)The amount to which such class of senior security would be entitled upon the voluntary liquidation of the Company in preference to any security junior to it. The “—” in this column indicates that the SEC expressly does not require this information to be disclosed for certain types of senior securities.
(3)Not applicable because senior securities are not registered for public trading on an exchange.

KKR FS Income Trust
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 11. Financial Highlights
The following is a schedule of financial highlights of the Company for the year ended December 31, 2023:

Year Ended December 31, 2023
Per Share Data:(1)
Net asset value, beginning of period	$25.82
Results of operations(2)
Net investment income (loss)	2.74
Net realized gain (loss) and unrealized appreciation (depreciation)	2.01
Net increase (decrease) in net assets resulting from operations	4.75
Shareholder distributions(3)
Distributions from net investment income	(0.96)
Net decrease in net assets resulting from shareholder distributions	(0.96)
Capital share transactions
Issuance of Common Shares(4)	(0.77)
Net increase (decrease) in net assets resulting from capital share transactions	(0.77)
Net asset value, end of period	$28.84
Shares outstanding, end of period	8,457,385
Total return based on net asset value(5)	15.41%
Ratio/Supplemental Data:
Net assets, end of period	$243,894
Ratio of net investment income to average net assets(6)	9.59%
Ratio of total operating expenses to average net assets(6)	6.12%
Ratio of waived expenses to average net assets(6)	(2.59)%
Ratio of net operating expenses to average net assets(6)	3.53%
Portfolio turnover	8.40%
Total amount of senior securities outstanding, exclusive of treasury securities	$94,746
Asset coverage per unit(7)	3.57
____________________
(1)Per share data may be rounded in order to recompute the ending NAV per share.
(2)The per share data was derived by using the weighted average shares outstanding during the applicable period.
(3)The per share data for distributions reflect the actual amount of distributions paid per share during the applicable period.
(4)During the year ended December 31, 2023, the issuance of Common Shares on a per share basis reflects the incremental net asset value changes as a result of the issuance of Common Shares in connection with the Seed Contribution. The issuance of Common Shares at a price that is less than the net asset value per share results in a decrease in net asset value per share.
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
(6)Weighted average net assets during the applicable period are used for this calculation. The following is a schedule of supplemental ratios for the year ended December 31, 2023:

Year Ended December 31, 2023
Ratio of accrued capital gains incentive fees to average net assets	0.37%
Ratio of interest expense to average net assets	1.06%
(7)Asset coverage per unit is the ratio of the carrying value of the Company’s total consolidated assets, less liabilities and indebtedness not represented by senior securities, to the aggregate amount of senior securities representing indebtedness.

During the period from July 25, 2022 (commencement of operations) through December 31, 2022, the Company was a partnership without unitized shares. As such, no NAV per share data for that period has been presented. Total expenses and net

KKR FS Income Trust
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 11. Financial Highlights (continued)
investment income ratios as a percentage of net assets for the period were 6.94% and 5.38%, respectively. Total return for the period was 3.26%. Neither the ratios, nor the return for the period have been annualized.

Note 12. Subsequent Events
Senior Secured Revolving Credit Facility
On January 26, 2024, the Company entered into a First Amendment to the Senior Secured Revolving Credit Agreement. The First Amendment provides for: (1) the addition of Bank of America, N.A., as a new lender, with a $25 million commitment, and (2) the amendment of the benchmark floating rate for borrowings in Canadian Dollars from the now-retired CDO Rate (Canadian Dollar Offered Rate) to its successor CORRA, or the Canadian Overnight Repo Rate Average.
Distributions
On January 5, 2024, the Board declared a distribution of $0.24 per Common Share, which was paid on February 27, 2024 to shareholders of record as of the close of business on January 31, 2024. On February 20, 2024, the Board declared a distribution of $0.24 per Common Share, payable on or about March 26, 2024 to shareholders of record as of the close of business on February 29, 2024. Additionally, on March 7, 2024 the Board declared a distribution of $0.25 per Common Share payable on or about April 26, 2024 to shareholders of record as of the close of business on March 28, 2024. Shareholders may receive the distribution payments in cash or in Common Shares in accordance with their election under the Company’s distribution reinvestment plan.
Private Offering Closing
On March 1, 2024, the Company issued and sold Common Shares in the Private Offering pursuant to subscription agreements entered into with the participating investors for aggregate consideration of $45.8 million. The final number of Common Shares issued as of March 1, 2024 in connection with the monthly closing will be determined at a later date in connection with the Company’s determination of its net asset value per Common Share as of February 29, 2024.

Note 13. Selected Quarterly Financial Data (Unaudited)
The following is the quarterly results of operations for the year ended December 31, 2023. The following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	Quarter Ended
	December 31, 2023	September 30, 2023	June 30, 2023	March 31, 2023
Investment income	$8,317	$4,474	$720	$233
Operating expenses
Net expenses and excise taxes	1,766	1,281	652	—
Net investment income	6,551	3,193	68	233
Realized and unrealized gain (loss)	(112)	1,631	1,604	162
Net increase (decrease) in net assets resulting from operations	$6,439	$4,824	$1,672	$395
Per share information-basic and diluted
Net investment income	$0.77	$0.63	$0.10	$0.74
Net increase (decrease) in net assets resulting from operations	$0.76	$0.94	$2.48	$1.25
Weighted average shares outstanding	8,457,385	5,106,788	667,273	316,222
The sum of quarterly per share amounts does not necessarily equal per share amounts reported for the years ended December 31, 2023. This is due to changes in the number of weighted-average shares outstanding and the effects of rounding for each period.

KKR FS Income Trust
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 13. Selected Quarterly Financial Data (Unaudited) (continued)
For the year ended December 31, 2023, 73.4% of distributions to holders of Common Shares qualified as interest related dividends for shareholders which are exempt from U.S. withholding tax applicable to non U.S. shareholders. For the year ended December 31, 2023, 72.9% of distributions qualified as excess interest income for purposes of Internal Revenue Code Section 163(j).

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A.    Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
As required by Exchange Act Rule 13(a)-15(b), we carried out an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2023. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were (a) designed to ensure that the information we are required to disclose in our reports under the Exchange Act is recorded, processed and reported in an accurate manner and on a timely basis and the information that we are required to disclose in our Exchange Act reports is accumulated and communicated to management to permit timely decisions with respect to required disclosure and (b) operating in an effective manner.
Management’s Annual Report on Internal Control Over Financial Reporting
This annual report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the three-month period ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.    Other Information.
Rule 10b5-1 Trading Plans
During the fiscal quarter ended December 31, 2023, none of our trustees or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”
Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.
Board of Trustees and Executive Officers
Our business and affairs are managed under the direction of our Board of Trustees. The responsibilities of the Board include, among other things, the oversight of our investment activities, oversight of the Adviser’s valuation of our assets, oversight of our financing arrangements and corporate governance activities. The Board consists of eleven trustees, nine of whom are not “interested persons,” as defined in the 1940 Act, of the Company or the Adviser and are “independent,” as determined by the Board. We refer to these individuals as our Independent Trustees. The Board elects our executive officers, who serve at the discretion of the Board of Trustees.
Trustees
Information regarding the Board of Trustees as of March 13, 2024 is as follows:

Name	Age	Position	Length of Time Served	Number of Portfolio Companies in Fund Complex Overseen by Trustee(1)	Other Public Directorships Held by Trustee During the Past Five Years
Independent Trustees
Barbara Adams	71	Trustee	Since 2022	3	FSK; K-FITS; Federal Home Loan Bank of Pittsburgh
Jerel A. Hopkins	52	Trustee	Since 2022	3	FSK; K-FITS
Michael J. Hagan	61	Lead Independent Trustee	Since 2022	3	Actua Corporation; Nutrisystem, Inc.; FSK; K-FITS
Jeffrey K. Harrow	66	Trustee	Since 2022	3	FSK; K-FITS
James H. Kropp	73	Trustee	Since 2022	3	American Homes 4 Rent; PS Business Parks, Inc.; FSK; K-FITS; KKR Real Estate Select Trust
Elizabeth J. Sandler	53	Trustee	Since 2022	3	FSK; K-FITS
Brian R. Ford	75	Trustee	Since 2022	3	Clearway Energy, Inc.; AmeriGas Propane, Inc.; FS Specialty Lending Fund (formerly known as FS Energy and Power Fund); FS Credit Income Fund; FS Multi-Alternative Income Fund; FSK; K-FITS
Richard I. Goldstein	63	Trustee	Since 2022	3	FS Specialty Lending Fund (formerly known as FS Energy and Power Fund); FSK; K-FITS
Osagie Imasogie	62	Trustee	Since 2022	3	FSK; K-FITS

Interested Trustees
Michael C. Forman	62	Chairperson and Chief Executive Officer	Since 2022		FSK; K-FITS; FS Specialty Lending Fund (formerly known as FS Energy and Power Fund); FS Credit Opportunities Corp.; FS Credit Real Estate Income Trust; FS Credit Income Fund
Daniel Pietrzak	49	Trustee, Co-President, Chief Investment Officer	Since 2022	3	FSK; K-FITS; Pepper Group Limited
____________________
(1)The “Fund Complex” consists of the Company, FSK and K-FITS.

The address for each trustee is c/o KKR FS Income Trust, 201 Rouse Boulevard, Philadelphia, Pennsylvania 19112. Effective upon and following the occurrence of the earlier of (a) a listing of any class of the Company’s shares on a national securities exchange, if any, and (b) the date of notice of the Company’s first annual meeting of shareholders, the Board will be divided into three classes, with the terms of one class expiring at each annual meeting of shareholders.

Biographical Information
The Board of Trustees has determined that each of the above-listed trustees is qualified to serve as our trustees, based on a review of the experience, qualifications, attributes and skills of each trustee, including those described below. The Board of Trustees has determined that each trustee has significant experience in the investment or financial services industries and has held management, board or oversight positions in other companies and organizations. Each of our trustees has demonstrated high character and integrity and has expertise and diversity of experience to be able to offer advice and guidance to our management.
The following is information concerning the business experience of our Board of Trustees. Our trustees have been divided into two groups – interested trustees and Independent Trustees. Interested Trustees are “interested persons” as defined in the 1940 Act.
Interested Trustees
Michael C. Forman is the Company’s Chairman and Chief Executive Officer. He is also Chairman and Chief Executive Officer of FSK, K-FITS, and FS Investments. Mr. Forman has been leading FS Investments since its founding in 2007. He has served as the Chairman and Chief Executive Officer of the Adviser since its inception. Mr. Forman also previously served as Chairman, President and/or Chief Executive Officer of FS KKR Capital Corp. II, or FSKR, until its merger with FSK in June 2021, or the Merger. He currently serves as Chairman, President and/or Chief Executive Officer of other funds sponsored by FS Investments and its affiliates. Prior to founding FS Investments, Mr. Forman founded a private equity and real estate investment firm. He started his career as an attorney in the Corporate and Securities Department at the Philadelphia based law firm of Klehr Harrison Harvey Branzburg LLP. In addition to his career as an attorney and investor, Mr. Forman has been an active entrepreneur and has founded several companies, including companies engaged in the gaming, specialty finance and asset management industries. Mr. Forman is a member of a number of civic and charitable boards, including The Franklin Institute, Drexel University and the Philadelphia Center City District Foundation. He is also Chairman of Vetri Community Partnership. Mr. Forman received his B.A., summa cum laude, from the University of Rhode Island, where he was elected Phi Beta Kappa, and received his J.D. from Rutgers University.
Daniel Pietrzak is the Company’s Co-President and Chief Investment Officer. He has served as FSK’s Co-President since 2019 and as Chief Investment Officer of FSK since April 2018. He also serves as Co-President and Chief Investment Officer of K-FITS. Mr. Pietrzak also serves on the board of FSK, K-FIT and K-FITS. He previously served as the Co-President and Chief Investment officer of FSKR until the Merger. Mr. Pietrzak joined KKR Credit in 2016 and is a member of KKR Credit and Global Head of Private Credit. Mr. Pietrzak is a portfolio manager for KKR Credit’s private credit funds and portfolios and a member of the Global Private Credit Investment Committee, Europe Direct Lending Investment Committee and KKR Credit Portfolio Management Committee. Prior to joining KKR Credit, Mr. Pietrzak was a Managing Director and the Co-Head of Deutsche Bank’s Structured Finance business across the Americas and Europe. Previously, Mr. Pietrzak was based in New York and held various roles in the structured finance and credit businesses of Société Générale and CIBC World Markets. Mr. Pietrzak started his career at PricewaterhouseCoopers in New York and is a Certified Public Accountant. Mr. Pietrzak holds an M.B.A. in Finance from The Wharton School of the University of Pennsylvania and a B.S. in Accounting from Lehigh University.
Independent Trustees
Barbara Adams has served on the Company’s Board of Trustees since inception. She also has served on the board of directors for FSK since 2018 and serves on the board of trustees for K-FITS. Ms. Adams served as the Executive Vice President – legal affairs and General Counsel of the Philadelphia Housing Authority from August 2011 to April 2016, and as a trustee of each of the Philadelphia Housing Authority Retirement Income Trust and the Philadelphia Housing Authority Defined Contribution Pension Plan from November 2011 to April 2016. She served as the General Counsel of the Commonwealth of Pennsylvania, or the Commonwealth, from 2005 until January 2011. As General Counsel to the Commonwealth, Ms. Adams led a staff of more than 500 lawyers in representing then Pennsylvania Governor Edward G. Rendell and more than 30 executive and independent agencies and commissions in litigation, transactions, regulatory, legislative and criminal justice matters. Prior to her appointment as General Counsel to the Commonwealth, Ms. Adams was a partner at the law firm of Duane Morris LLP in Philadelphia, focusing her practice on taxable and tax-exempt public finance, affordable housing development matters, state and local government law, energy law and campaign finance law. Ms. Adams currently serves on the board of directors of the Federal Home Loan Bank of Pittsburgh, and a member of its audit committee and a member and Vice-Chair of its affordable housing, products and services committee. Mrs. Adams is a charter member of the Forum on Affordable Housing and Community Development Law of the American Bar Association, a former member of the National Association of Bond Lawyers, a member of the Pennsylvania Association of Bond Lawyers and of the American, Pennsylvania and Philadelphia Bar Associations. She also currently serves as an executive committee member and Co-Vice Chair of the board of directors of the Committee of Seventy. Ms. Adams is a past member of the board and secretary of Philadelphia Neighborhood Enterprise, a nonprofit corporation affiliated with The Enterprise Foundation, a past member of the board and treasurer of the Reading Terminal Market, and a past member of the respective boards of the Pennsylvania Association of Bond Lawyers, the Philadelphia Association of Community Development Corporations and the People’s Emergency Center in Philadelphia. Ms. Adams has served on a number of other charitable and public organizations, including a term as commissioner of the Philadelphia Gas Commission, as an advisory board member on the Homeless Advocacy Project of the Philadelphia Bar Association, as a commissioner and secretary of the Independent Charter Commission of the City of Philadelphia and as an advisory board member of The Nuclear World Project. Ms. Adams previously served on the housing policy committees of the respective transition teams of both then Pennsylvania Governor-elect Edward G. Rendell and then Pennsylvania Governor-elect Tom Wolf. Ms. Adams was also a member of the board of directors of FSKR until the Merger. Ms. Adams is a graduate of Temple University School of Law and a graduate of Smith College. Ms. Adams is NACD (National Association of Corporate Directors) Directorship Certified™. The NACD Directorship Certification® program equips directors with the foundation of knowledge sought by boards to effectively contribute in the boardroom. NACD Directorship Certified directors pass a foundational exam developed by experienced directors and, via continuing recertification requirements, commit to continuing education on governance and emerging issues impacting the businesses they serve in order to elevate the profession of directorship.
Jerel A. Hopkins has served on the Company’s Board of Trustees since inception. He also has served on the board of directors for FSK since 2018 and serves on the board of trustees for K-FITS. Mr. Hopkins has served as General Counsel and Corporate Secretary of Hershey Trust Company since July 2023. Prior to joining Hershey Trust Company, Mr. Hopkins served as a Managing Director and Associate General Counsel of Delaware Management Holdings, Inc., a diversified asset management firm and an affiliate of Macquarie, from November 2004 to July 2023. Mr. Hopkins served as an attorney in the corporate and securities department of the law firm Klehr Harrison from January 2000 to November 2004. Mr. Hopkins served as counsel in the division of enforcement and litigation of the Pennsylvania Securities Commission from August 1997 to December 1999 and as lead counsel of the internet fraud unit from January 1999 to December 1999. In addition, Mr. Hopkins served as special counsel on behalf of the Pennsylvania Securities Commission to the North American Securities Administrators Association, Inc. from January 1999 to December 1999. Mr. Hopkins has also served on the board of trustees of the Philadelphia College of Osteopathic Medicine since February 2012. Mr. Hopkins was also a member of the board of directors of FSKR until the Merger. Mr. Hopkins received his B.S. from the Wharton School of the University of Pennsylvania and his J.D. from Villanova University School of Law.
Michael J. Hagan has served on the Company’s Board of Trustees since inception. He also has served on the board of directors for FSK since 2011 and serves on the board of trustees of K-FITS. He is a co-founder of Hawk Capital Partners, a private equity firm, where he currently serves as Managing Partner, and has served in such capacity since December 2014. Prior to co-founding Hawk Capital Partners, Mr. Hagan served as the President of LifeShield, Inc., or LifeShield, from June 2013 to May 2014, a leading wireless home security company which was acquired by and became a division of DirecTV in 2013. He previously served as the Chairman, President and Chief Executive Officer of LifeShield from December 2009 to May 2013. Prior to his employment by LifeShield, Mr. Hagan served as Chairman of NutriSystem, Inc., or NutriSystem, from 2002 to November 2008, as Chief Executive Officer of NutriSystem from 2002 to May 2008 and as President of NutriSystem from July 2006 to September 2007. Prior to joining NutriSystem, Mr. Hagan was the co-founder of Verticalnet Inc., or Verticalnet, and held a number of executive positions at Verticalnet since its founding in 1995, including Chairman of the Board from 2002 to 2005, President and Chief Executive Officer from 2001 to 2002, Executive Vice President and Chief Operating Officer from 2000 to 2001 and Senior Vice President prior to that time. Mr. Hagan has served on the board of directors of NutriSystem since February 2021, and from 2012 to 2019, where he presided in the role of Chairman of the Board. Mr. Hagan previously served as a Director of NutriSystem from 2002 to November 2008, Verticalnet from 1995 to January 2008 and Actua Corporation (formerly known as ICG Group, Inc.) from June 2007 to February 2018. Mr. Hagan also served as a member of the board of trustees of American Financial Realty Trust from 2003 to June 2007. Mr. Hagan was also a member of the board of directors of FSKR until the Merger. Mr. Hagan holds a B.S. in Accounting from Saint Joseph’s University and was a Certified Public Accountant (inactive).
Jeffrey K. Harrow has served on the Company’s Board of Trustees since inception. He also has served on the board of directors for FSK since 2010 and serves on the board of trustees for K-FITS. Mr. Harrow previously served as Co-Chairman of Sparks Marketing Group, Inc., or Sparks, a global brand experience agency, from 2001 to 2023. Prior to joining Sparks, Mr. Harrow served as President and Chief Executive Officer of CMPExpress.com from 1999 to 2000. Mr. Harrow created the strategy that allowed CMPExpress.com to move from a Business-to-Consumer marketplace into the Business-to-Business sector. In 2000, Mr. Harrow successfully negotiated the sale of CMPExpress.com to Cyberian Outpost (NASDAQ ticker: COOL). From 1982 through 1998, Mr. Harrow was the President, Chief Executive Officer and a Director of Travel One, a national travel management company. Mr. Harrow was responsible for growing the company from a single office location to more than 100 offices in over 40 cities and to its rank as the 6th largest travel management company in the United States. Under his sales strategy, annual revenues grew from $8 million to just under $1 billion. During this time, Mr. Harrow purchased nine travel companies in strategic cities to complement Travel One’s organic growth. In 1998, Mr. Harrow and his partners sold Travel One to American Express. Mr. Harrow’s past directorships include service as a Director of the Dean’s Board of Advisors of The George Washington University School of Business. Mr. Harrow was also a member of the board of directors of FSKR until the Merger. Mr. Harrow is a graduate of The George Washington University School of Government and Business Administration, where he received his B.B.A. in 1979.
James H. Kropp has served on the Company’s Board of Trustees since inception. He also has served on the board of directors for FSK since 2018 and serves on the board of trustees for K-FITS. Mr. Kropp served as an independent director of Corporate Capital Trust, Inc., or CCT, from 2011 until the merger of FSK and CCT in 2018, and served as an independent trustee for Corporate Capital Trust II, or CCT II, from 2015 until its merger with FSKR in 2019. Mr. Kropp previously served as Chief Investment Officer of SLKW Investments LLC, a position he held from 2009 until his retirement in 2019 and was Chief Financial Officer of

Microproperties LLC from 2012 to 2019. From 1998 to 2021, Mr. Kropp was a Director and Chair of the Compensation Committee and member of the Nominating/Corporate Governance committee of PS Business Parks, Inc., a public real estate investment trust whose shares were listed on the NYSE until its acquisition. Mr. Kropp became an independent trustee of NYSE-listed American Homes 4 Rent since its founding in November 2012. He served as Chairman of its audit committee from November 2012 to May 2023, and currently serves on its Nominating and Governance Committee since May 2023. Mr. Kropp became lead independent director of KKR Real Estate Select Trust at its founding in 2021. Mr. Kropp was also a member of the board of directors of FSKR until the Merger. Mr. Kropp received a B.B.A. Finance from St. Francis College and completed the MBA/CPA preparation program from New York University. Mr. Kropp has, in the past, been licensed to serve in a variety of supervisory positions (including financial, options and compliance principal) by the National Association of Securities Dealers. He is a member of the American Institute of CPAs and a Board Leadership Fellow for the National Association of Corporate Directors.
Elizabeth Sandler has served on the Company’s Board of Trustees since inception. He also has served on the board of directors for FSK since 2019 and serves on the board of trustees of K-FITS. Ms. Sandler is the founder and has served as the Chief Executive Officer of Echo Juliette, a consultant and adviser on workplace investments spanning executive coaching, employee productivity and physical space, since January 2019. Prior to founding Echo Juliette, Ms. Sandler served as Managing Director of The Blackstone Group and Chief Operating Officer of its Blackstone Real Estate Debt Strategies business from September 2016 to August 2018. Prior to joining The Blackstone Group, she worked at Deutsche Bank from November 2000 to August 2016, including serving at different times as a managing director and global chief operating officer of the Risk Division, Structure Finance business and Commercial Real Estate business, among other roles. Prior to joining Deutsche Bank, she worked at a number of companies in the financial services industry. Ms. Sandler was also a member of the board of directors of FSKR until the Merger. Ms. Sandler received a B.A. from Duke University and an M.B.A. from The Wharton School of the University of Pennsylvania.
Brian R. Ford has served on the Company’s Board of Trustees since inception. He also has served on the board of directors for FSK since 2018, and serves on the boards of trustees for K-FITS. Mr. Ford also serves on the board of trustees of FS Credit Income Fund. Mr. Ford retired as a partner and CPA of Ernst & Young LLP, a multinational professional services firm, in July 2008, where he was employed since 1971. Mr. Ford currently also serves on the board of Clearway Energy, Inc. and AmeriGas Propane, Inc. Mr. Ford was previously the Chief Executive Officer of Washington Philadelphia Partners, LP, a real estate investment company, from July 2008 to April 2010. He currently serves on the boards of Clearway Energy Inc., Bayada, a home healthcare nonprofit corporation and Drexel University. Mr. Ford was also a member of the board of directors of FSKR until the Merger. Mr. Ford received his B.S. in Economics from Rutgers University. He is a Certified Public Accountant.
Richard I. Goldstein has served on the Company’s Board of Trustees since inception. He also has served on the board of directors for FSK since 2018 and serves on the board of trustees of K-FITS. Mr. Goldstein has served as Chief Operating Officer of Radius Global Infrastructure Inc., or Radius Global, since 2020 and has previously served as a Managing Director of Liberty Associated Partners, LP, or LAP, since 2000 and Associated Partners, LP, or AP, since 2006, both investment funds that make private and public market investments in communications, media, internet and energy companies. Prior to joining Radius Global, LAP and AP, Mr. Goldstein was vice president of The Associated Group, Inc., or AGI, a multi-billion dollar publicly traded owner and operator of communications-related businesses and assets. While at AGI, he assisted in establishing Teligent, Inc., of which he was a Director, and was responsible for operating AGI’s cellular telephone operations. Mr. Goldstein is currently a member of the board of directors of Ubicquia LLC and has counseled many early-stage companies. Mr. Goldstein was also a member of the board of directors of FSKR until the Merger. Mr. Goldstein received a Bachelor of Science in Business and Economics from Carnegie Mellon University and received training at the Massachusetts Institute of Technology in Management Information Systems.
Osagie Imasogie has served on the Company’s Board of Trustees since inception. He also has served on the board of directors for FSK since 2018 and serves on the board of trustees for K-FITS. Mr. Imasogie and has over 30 years of experience in the field of law, finance, business management, healthcare and the pharmaceutical industry. He is a co-founder and the Senior Managing Partner of PIPV Capital, a private equity firm that is focused on the life sciences vertical. Prior to co-founding PIPV Capital, Mr. Imasogie conceptualized and established GlaxoSmithKline Ventures and was its founding Vice President. Mr. Imasogie has held senior commercial and R&D positions within pharmaceutical companies such as GSK, SmithKline, DuPont Merck and Endo, where he was the founding General Counsel and Senior Vice President for corporate development. Mr. Imasogie has also been a Price Waterhouse corporate finance partner as well as a practicing attorney with a leading US law firm. Mr. Imasogie is a serial entrepreneur and investor. He was the founder and Chairman of Iroko Pharmaceuticals, Ception Therapeutics Inc. and Trigenesis Therapeutics Inc. In addition, he serves on the board of a number of financial institutions such as Haverford Trust and StoneRidge Investment and is the Non-Executive Chairman of Quoin Capital. In addition, Mr. Imasogie is an advisor to Brown Advisory. In 2023, Mr. Imasogie was appointed by President Biden as an inaugural member of the President’s Advisory Council on African Diaspora Engagement in the United States. Mr. Imasogie is a Trustee of the University of Pennsylvania and a member of the Board of Advisors of the University of Pennsylvania Law School, where he is an adjunct professor of Law. Mr. Imasogie also serves on the board of the Philadelphia Orchestra and the Philadelphia Museum of Art. Mr. Imasogie was also a member of the board of directors of FSKR until the Merger. Mr. Imasogie holds post-graduate degrees from the University of Pennsylvania Law School and the London School of Economics.

Information about Officers Who Are Not Trustees
The following sets forth certain information as of March 13, 2024 regarding the Company’s executive officers who are not trustees, as well as the Company’s Co-Chief Operating Officers, Treasurer and Vice President, who are not executive officers of the Company. Each executive officer holds his office until his successor is chosen and qualified, or until his earlier resignation or removal.

Name	Age	Position
Brian Gerson	57	Co-President
Rony Ma	36	Vice President
Steven Lilly	54	Chief Financial Officer
Stephen S. Sypherd	47	General Counsel & Secretary
Drew O’Toole	35	Co-Chief Operating Officer
Ryan Wilson	47	Co-Chief Operating Officer
William Goebel	49	Chief Accounting Officer
James F. Volk	61	Chief Compliance Officer
Zach Chalfant	39	Treasurer
Brian Gerson has served as the Co-President of K-FIT and K-FITS since inception, has served as Co-President of FSK since October 2019 and also previously served as the Co-President of FSKR until the Merger. He joined FS Investments in November 2017 as its Head of Private Credit and has more than 20 years of experience in investing and corporate lending, with specific expertise in lending through BDCs. Mr. Gerson has served on the Adviser’s investment committee since April 2018. Prior to joining FS Investments, he most recently served as Group Head and Managing Director at LStar Capital, or LStar, the credit affiliate of Lone Star Funds, from April 2015 to November 2017. At LStar, Mr. Gerson developed and maintained deep relationships with the financial sponsor community and middle-market intermediaries while significantly expanding LStar’s corporate credit business. Prior to joining LStar, Mr. Gerson was a founding member of Solar Capital Partners, which serves as investment adviser to two yield-oriented BDCs. At Solar Capital, he spent seven years from January 2007 to September 2014 in various credit, origination, management, and business development roles, most recently serving as Executive Vice President of Solar Capital Limited. Prior to joining Solar Capital, Mr. Gerson spent 12 years in various positions, including Managing Director at CIBC World Markets in its Leveraged Finance and Financial Sponsors Group. Mr. Gerson graduated summa cum laude and Phi Beta Kappa from Tufts University where he earned a Bachelor of Arts in Mathematics.
Rony Ma has served as the Vice President of FSK, K-FIT and K-FITS since 2023. Mr. Ma joined KKR in 2011 and is a Managing Director on the Credit team. He serves as a portfolio manager for the firm’s private credit funds and portfolios. Mr. Ma is a member of the Global Corporate Private Credit Investment Committee and the Investment Committee for the FS/KKR BDC platform. Prior to joining KKR, Mr. Ma was with Deutsche Bank where he was involved in leveraged loan and high yield transactions for private equity and corporate issuers. Mr. Ma holds a B.S. and B.A.S. from the University of Pennsylvania
Steven Lilly has served as the Chief Financial Officer of K-FIT and K-FITS since inception, has served as the Chief Financial Officer of FSK since November 2019 and also previously served as Chief Financial Officer of FSKR until the Merger. He joined FS Investments in October 2019 as a Managing Director. Mr. Lilly has a wealth of experience in the BDC space and most recently served as chief financial officer and secretary of Triangle Capital Corporation, or Triangle, and as a member of its Board of Directors from 2006 and as its chief compliance officer from 2007, prior to Triangle’s sale to Benefit Street Partners and Barings LLC in 2018. From 2005 to 2006, Mr. Lilly served as chief financial officer of Triangle Capital Partners, LLC. At Triangle, he built the company’s financial and operating infrastructure, oversaw listings on the Nasdaq and NYSE in 2007 and 2010, respectively, and led all corporate M&A and strategic processes. Prior to joining Triangle, Mr. Lilly spent seven years as Senior Vice President of Finance & Treasurer at SpectraSite Communications, a publicly traded wireless tower company, which was sold to American Tower Corporation in 2005. He began his career in the media and communications capital markets group at First Union, now part of Wells Fargo. Mr. Lilly earned a B.A. in History from Davidson College and completed the Executive Education Program at University of North Carolina at Chapel Hill. He currently serves on the board of trustees of UNC/Rex Healthcare, Episcopal High School, Saint Mary’s School, and Historic Oakwood Cemetery in Raleigh, NC. He is also a Director at America First Multifamily Investors, LP, a publicly traded mortgage real estate investment trust, where he serves as Chairman of the Audit Committee.
Stephen S. Sypherd has served as the General Counsel and Secretary of K-FIT and K-FITS since inception and has served as General Counsel of FSK since April 2018. He previously served as FSK’s Secretary and Vice President since 2013. Mr. Sypherd also previously served as the General Counsel and Secretary of FSKR until the Merger and he continues to serve as Secretary, General Counsel, Vice President and/or Treasurer of other funds sponsored by FS Investments. Mr. Sypherd has also served in various senior officer capacities for FS Investments and its affiliated investment advisers, including as Senior Vice President from December 2011 to August 2014, General Counsel since January 2013 and Managing Director since August 2014. He is responsible for legal and compliance matters across all entities and investment products of FS Investments. Prior to joining FS Investments, Mr. Sypherd served for eight years as an attorney at Skadden, Arps, Slate, Meagher & Flom LLP, where he practiced corporate and securities law. Mr. Sypherd received his B.A. in Economics from Villanova University and his J.D. from the Georgetown University Law Center, where he was an Executive Editor of the Georgetown Law Journal. He serves on the board of trustees of the University of the Arts where he is also the chairman of the audit committee (and on the executive and governance committees of that board).
Drew O’Toole has served as the Co-Chief Operating Officer of K-FIT and K-FITS since inception, has served as Co-Chief Operating Officer of FSK since October 2019 and also previously served as the Co-Chief Operating Officer of FSKR until the Merger. He is a Managing Director of FS Investments, which he joined in April 2014. Previously, Mr. O’Toole was a Director of Corporate Strategy at FS Investments. His responsibilities were primarily focused on the design, analysis and implementation of key firm strategic initiatives. Prior to FS Investments, he worked in various roles at Cambridge Associates LLC, an institutional investment advisory and consulting firm. Mr. O’Toole graduated summa cum laude from the University of Pittsburgh with degrees in Finance and Business Management. He is also a CFA charterholder.
Ryan Wilson has served as the Co-Chief Operating Officer of K-FIT and K-FITS since inception, has served as Co-Chief Operating Officer of FSK since October 2019 and also previously served as the Co-Chief Operating Officer FSKR until the Merger. He joined KKR Credit in 2006 and he is currently a Managing Director of KKR. Mr. Wilson served as CCT’s Chief Operating Officer prior to its merger with FSK in 2018 and has held various roles across KKR Credit. Prior to joining KKR Credit, Mr. Wilson was with PricewaterhouseCoopers, serving a variety of clients across industries. Mr. Wilson holds a B.A. in Economics with honors from Wilfrid Laurier University and a MAcc in Accounting from the University of Waterloo. He also is a CFA charterholder, Chartered Professional Accountant and a Chartered Accountant.
William Goebel has served as chief accounting officer of K-FIT and K-FITS since inception and has served as FSK’s Chief Accounting Officer since October 2019. Previously, Mr. Goebel served as FSK’s Treasurer from April 2018 to June 2020 and FSK’s Chief Financial Officer from March 2011 to October 2019. Mr. Goebel also previously served as Chief Accounting Officer of FSKR until the Merger. Mr. Goebel is also a Managing Director of FS Investments. Prior to joining FS Investments, Mr. Goebel held a Senior Manager audit position with Ernst & Young LLP in the firm’s asset management practice from 2003 to January 2011, where he was responsible for the audits of regulated investment companies, private investment partnerships, investment advisers and broker-dealers. Mr. Goebel began his career at a regional public accounting firm, Tait, Weller and Baker LLP in 1997. Mr. Goebel received a B.S. in Economics from the Wharton School of the University of Pennsylvania in 1997. He is a Certified Public Accountant and a CFA charterholder.
James F. Volk has served as the Chief Compliance Officer of K-FIT and K-FITS since inception and has served as FSK’s Chief Compliance Officer since April 2015. Mr. Volk also previously served as the Chief Compliance Officer of FSKR until the Merger and he continues to serve as Chief Compliance Officer of other funds sponsored by FS Investments. He is responsible for all compliance and regulatory issues affecting KKR FS Income Trust and the foregoing companies. Before joining FS Investments and its affiliated investment advisers in October 2014, Mr. Volk was the Chief Compliance Officer, Chief Accounting Officer and Head of Traditional Fund Operations at SEI Investment Company’s Investment Manager Services market unit. Mr. Volk was also formerly the Assistant Chief Accountant at the SEC’s Division of Investment Management and a Senior Manager for PricewaterhouseCoopers. Mr. Volk graduated from the University of Delaware with a B.S. in Accounting and is currently an inactive Certified Public Accountant.
Zach Chalfant has served as the Treasurer of K-FIT and K-FITS since inception, has served as Treasurer of FSK since June 2020 and also previously served as the Treasurer of FSKR until the Merger. He is an Executive Director of FS Investments, which he joined in September 2012. Previously, Mr. Chalfant was a Director of Portfolio Management at FS Investments, where his responsibilities were focused on reporting and liability management. Prior to joining FS Investments, Mr. Chalfant worked in various roles as JPMorgan Chase and City of London Investment Management. Mr. Chalfant holds a B.S. in Finance from the University of Maryland.
Code of Business Conduct and Ethics
The Company has adopted a code of business conduct and ethics, or as amended and restated, the Code of Business Conduct and Ethics, pursuant to Rule 17j-1 promulgated under the 1940 Act, which applies to, among others, its officers, including its Chief Executive Officer and its Chief Financial Officer, as well as the members of the Board. The Company’s Code of Business Conduct and Ethics can be accessed on the Governance portion of the Company’s website at www.k-fit.com. The Company intends to disclose any amendments to or waivers of required provisions of the Code of Business Conduct and Ethics on Form 8-K, as required by the Exchange Act and the rules and regulations promulgated thereunder.

Delinquent Section 16(a) Reports
Section 16(a) of the Exchange Act requires certain of the Company’s officers, the Company’s trustees, and persons who own more than 10% of the Common Shares, to file reports of securities ownership and changes in such ownership with the SEC. Officers, trustees, and greater than 10% shareholders also are required by SEC rules to furnish the Company with copies of all Section 16(a) forms they file.
Based solely on the Company’s review of Forms 3, 4 and 5 filed by the Company’s trustees and officers and information provided by the Company’s trustees and officers, the Company believes that during the fiscal year ended December 31, 2023, all Section 16(a) filing requirements applicable to such persons were met in a timely manner.
Audit Committee
The Board has established an Audit Committee that operates pursuant to a charter and consists of three members, including a Chairman of the Audit Committee. The Audit Committee members are Messrs. Ford (Chairman), Kropp and Imasogie, all of whom are independent. The Board has determined that Messrs. Ford and Kropp are “audit committee financial experts” as defined by Item 407(d)(5)(ii) of Regulation S-K promulgated under the Exchange Act. The primary function of the Audit Committee is to oversee the integrity of the Company’s accounting policies, financial reporting process and system of internal controls regarding finance and accounting policies. The Audit Committee is responsible for selecting, engaging and discharging the Company’s independent registered public accounting firm, reviewing the plans, scope and results of the audit engagement with the Company’s independent accountants, approving professional services provided by the Company’s independent registered public accounting firm (including compensation therefor) and reviewing the independence of the Company’s independent registered public accounting firm. The Audit Committee charter can be accessed on the Governance portion of the Company’s website at www.k-fit.com.
Portfolio Management
Investment Personnel
The management of our investment portfolio is the responsibility of the Adviser’s Investment Committee which is comprised of four appointees of KKR Credit (currently Peter Williams, Daniel Pietrzak, Ryan Wilson and Rony Ma) and four appointees of FS Investments (currently Brian Gerson, Michael Kelly, Drew O’Toole and Christina Snyder). The members of the Investment Committee are not employed by us and receive no compensation from us in connection with their portfolio management activities. Biographical information relating to the Investment Committee members can be found further below.
Investment Committee
Investment opportunities and follow-on investments in existing portfolio companies will generally require approval of the Investment Committee. The Investment Committee will meet regularly to consider our investments, direct our strategic initiatives and supervise the actions taken by the Adviser on our behalf. In addition, the Investment Committee reviews and determines whether to make prospective investments identified by the Adviser and monitors the performance of our investment portfolio. The day-to-day management of investments approved by the Investment Committees will be overseen by investment personnel.
All of the Investment Committee members have financial interests in, and may receive compensation and/or profit distributions from, the Adviser. None of the Investment Committee members receive any direct compensation from us. The members of the Investment Committee primarily responsible for the day-to-day management of the Company also manage other registered investment companies, other pooled investment vehicles and other accounts.
Members of the Investment Committee Who Are Not Our Trustees or Officers
Michael Kelly has served as president of FS Investments since July 2017. Mr. Kelly has also served as chief investment officer of FS Investments since January 2015. Among other things, Mr. Kelly oversees the investment management function at FS Investments. Before joining FS Investments, Mr. Kelly was the chief executive officer of ORIX USA Asset Management (“ORIX”), where he led the company’s acquisition of Robeco, a $250 billion global asset management company and the largest acquisition in ORIX’s 50-year history. Mr. Kelly started his career on Wall Street at Salomon Brothers and went on to join hedge fund pioneers Omega Advisors and Tiger Management. Mr. Kelly then helped build and lead the hedge fund firm, FrontPoint Partners, where he first served as chief investment officer and eventually co-chief executive officer. Mr. Kelly is a graduate of Cornell University and earned his M.B.A. at Stanford University. Mr. Kelly is a co-founder and board member of the Spotlight Foundation and serves as a trustee of the Tiger Foundation and the Stanford Business School Trust.
Christina Snyder joined FS Investments in January 2015 and is an Executive Director in the investment management group. Ms. Snyder previously worked in portfolio management where her responsibilities were focused on BDC reporting. Before joining FS Investments, Ms. Snyder worked at J.P. Morgan Chase supporting the North America fixed income structured products desk. Prior to that, Ms. Snyder began her career with M&T Bank working with several groups across the bank. Ms. Snyder graduated with a B.S. in Finance from the Pennsylvania State University and holds the CFA Institute’s Chartered Financial Analyst designation.
Peter Williams joined KKR & Co. in 2019 and is a Managing Director of KKR & Co. on the KKR Global Client Solutions team. Mr. Williams was previously on the KKR Credit and Markets team where he was the US Head of Structuring focusing on structuring transactions and negotiating documentation for direct lending, asset-based finance and opportunistic credit investing activities. Prior to joining KKR & Co., Mr. Williams was a corporate attorney, where he focused on private credit financings. He holds a J.D., cum laude, from the Ohio State University Moritz College of Law and a B.A. in Economics from Davidson College.
Item 11. Executive Compensation.
Compensation of Executive Officers
The Company’s executive officers do not receive any direct compensation from the Company. The Company does not currently have any employees and does not expect to have any employees. As an externally managed BDC, services necessary for the Company’s business will be provided by individuals who are employees of the Adviser or its affiliates or by individuals who are contracted by the Adviser, the Company or their respective affiliates to work on behalf of the Company, pursuant to the terms of the Advisory Agreement and the Administration Agreement. Each of the Company’s executive officers is an employee of the Adviser or its affiliates, and the day-to-day investment operations and administration of the Company’s portfolio are managed by the Adviser. In addition, the Company will reimburse the Adviser for the Company’s allocable portion of expenses incurred by the Adviser in performing its obligations under the Advisory Agreement and the Administration Agreement.
The Advisory Agreement and the Administration Agreement provide that the Adviser (and its officers, managers, partners, members (and their members, including the owners of their members), agents, employees, controlling persons and any other person or entity affiliated with, or acting on behalf of, the Adviser) shall be entitled to indemnification (including reasonable attorneys’ fees and amounts reasonably paid in settlement) for any liability or loss suffered by the Adviser, and the Adviser shall be held harmless for any loss or liability suffered by the Company, arising out of the performance of any of its duties or obligations under the Advisory Agreement or the Administration Agreement, respectively, or otherwise as the Company’s investment adviser or administrator, respectively; provided, however, that the Adviser cannot be indemnified for any liability arising out of willful misfeasance, bad faith, or gross negligence in the performance of the Adviser’s duties or by reason of the reckless disregard of the Adviser’s duties and obligations under the Advisory Agreement or the Administration Agreement, as applicable.
Compensation of Trustees
The Company will not pay compensation to its trustees who also serve in an executive officer capacity for the Company or the Adviser. The Company’s trustees who do not also serve in an executive officer capacity for the Company or the Adviser have temporarily agreed to waive annual cash retainer fees and annual fees for serving as committee members or chairpersons. The amount of such fees will be established by the Board at a later date.
The Company will also reimburse each of the Independent Trustees for all reasonable and authorized business expenses in accordance with its policies as in effect from time to time, including reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each in-person Board of Trustees meeting and each in-person Board of Trustees committee meeting not held concurrently with a Board of Trustees meeting.
The Company has obtained trustees’ and officers’ liability insurance on behalf of its trustees and officers. The Company does not have a profit-sharing or retirement plan, and trustees do not receive any pension or retirement benefits. The Board of Trustees reviews and determines the compensation of independent directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The following table sets forth, as of February 29, 2024, the beneficial ownership of the Company’s current trustees, executive officers, each person known to the Company to beneficially own 5% or more of the outstanding Common Shares, and all of the Company’s executive officers and trustees as a group.
Beneficial ownership is determined in accordance with Rule 13d-3 promulgated under the Exchange Act and includes voting or investment power with respect to the Common Shares. There are no Common Shares subject to options that are currently exercisable or exercisable within 60 days of February 29, 2024. Ownership information for those persons who beneficially own 5% or more of the Common Shares is based upon information furnished by the Company’s transfer agent and other information provided by such persons, if available. None of our executive officers or directors own shares of our Preferred Shares, and, to our knowledge, no person beneficially owns more than 5% of our outstanding Preferred Shares.

Shares Beneficially Owned as of February 29, 2024
Name and Address of Beneficial Owner(1)	Number of Shares	Percentage (%)(2)

More than 5% Owners:

Florida Power & Light Company Qualified Decommissioning Trusts for Turkey Point and St. Lucie Nuclear Plants(3)	3,483,107	41%
CCLF SPV LLC(4)	2,091,712	25%
Houston Firefighters’ Relief and Retirement Fund(5)	1,071,811	13%
KKR Alternative Assets LLC(6)	943,806	11%
Bayshore Capital Advisors, LLC(7)	489,427	6%

Interested Trustees
Michael C. Forman	—	—
Daniel Pietrzak	—	—

Independent Trustees

Barbara Adams	—	—
Brian R. Ford	—	—
Michael J. Hagan	—	—
Jeffrey K. Harrow	—	—
Jerel A. Hopkins	—	—
James H. Kropp	—	—
Richard I. Goldstein	—	—
Osagie Imasogie	—	—
Elizabeth J. Sandler	—	—

Executive Officers

Brian Gerson	—	—
Steven Lilly	—	—
Stephen S. Sypherd	—	—
William Goebel	—	—
James F. Volk	—	—
____________________
(1)The address for each of the trustees and executive officers set forth above is c/o KKR FS Income Trust, 201 Rouse Boulevard, Philadelphia, PA
(2)Based on a total of 8,457,385 shares issued and outstanding as of February 29, 2024.
(3)Based on a Schedule 13D filed with the SEC on September 5, 2023 (the “FPL Schedule 13D”), Florida Power & Light Company Qualified Decommissioning Trusts for Turkey Point and St. Lucie Nuclear Plants (the “Trust”) directly owns the listed Common Shares. Based on the FPL Schedule 13D, NextEra Energy, Inc. (“NextEra Energy”) and Florida Power & Light Company, a Florida corporation (“FPL”) share voting and dispositive power over the Common Shares, and FPL has the power and authority to direct the investment and voting decisions of the trustee of the Trust. According to the FPL Schedule 13D, NextEra Energy is a holding company and conducts its operations principally through two of its direct wholly owned subsidiaries, which are FPL and NextEra Energy Capital Holdings, Inc. ("NEECH") and through direct and indirect subsidiaries of NEECH, including, NextEra Energy Resources, LLC and NextEra Energy Transmission, LLC. The address of the principal business office of NextEra Energy and FPL is 700 Universe Boulevard, Juno Beach, Florida 33408.
(4)Based on a Schedule 13G/A filed with the SEC on February 12, 2024, Cliffwater Corporate Lending Fund (“CCLF”), a statutory trust organized under the laws of the state of Delaware which wholly owns the direct owner of the listed Common Shares, CCLF SPV LLC, and its investment adviser, Cliffwater LLC, a Delaware limited liability company, share voting and dispositive power over the Common Shares. The address of CCLF’s principal place of business and principal executive office is c/o UMB Fund Services, Inc., 235 W. Galena Street, Milwaukee, Wisconsin 53212. The address of Cliffwater LLC’s principal place of business and principal executive office is 4640 Admiralty Way, 11th floor, Marina del Rey, California 90292. Pursuant to a Fund of Funds Investment Agreement, dated as of June 13, 2023, by and between CCLF and the Company, which provided for the acquisition of the Common Shares by CCLF in a manner consistent with the requirements of Rule 12d1-4 under the 1940 Act, CCLF has waived its right to vote Common Shares to the extent that CCLF’s aggregate ownership represents more than 4.99% of the outstanding Common Shares.
(5)The address of Houston Firefighters’ Relief and Retirement Fund is 4225 Interwood North Parkway, Houston, TX 77032.
(6)The address of KKR Alternative Assets LLC is 30 Hudson Yards, Suite 7500, New York, NY 10001.
(7)Bayshore Capital Advisors, LLC (“Bayshore”) shares voting and dispositive power over the Common Shares with Tready A. Smith. Tready Smith is the Chief Executive Officer of Bayshore and exercises sole voting and dispositive control over the securities held directly and indirectly by Bayshore and may be deemed to beneficially own all of the listed Common Shares. The address of the business office of each of Bayshore and Tready A. Smith is 1700 S. MacDill Avenue Suite 340, Tampa, FL 33629.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
Trustee Independence
While we are not listed on any public securities exchange, we intend to comply with listing standards of the New York Stock Exchange, or the NYSE, requiring listed companies to have a board of directors with at least a majority of independent directors. The NYSE listing standards provide that a director of a BDC will be considered to be independent if he or she is not an “interested person” of the Company, as defined in Section 2(a)(19) of the 1940 Act.
Based on these standards, the Board has determined that Barbara Adams, Jerel A. Hopkins, Michael J. Hagan, Jeffrey K. Harrow, James H. Kropp, Elizabeth J. Sandler, Brian R. Ford, Richard I. Goldstein and Osagie Imasogie are independent (or not “interested persons” of the Company). Based upon information requested from each such trustee concerning his or her background, employment and affiliations, the Board has affirmatively determined that none of the Independent Trustees has a material business or professional relationship with the Company, other than in his or her capacity as a member of the Board or any committee thereof. All of the members of the Audit Committee, the Valuation Committee and Nominating and Corporate Governance Committee are not “interested persons” as defined in Section 2(a)(19) of the 1940 Act.
Certain Relationships and Related Transactions
The Company will be subject to certain conflicts of interest with respect to the services the Adviser provides to us. Shareholders should be aware that individual conflicts will not necessarily be resolved in favor of their individual interest. The foregoing list of conflicts does not purport to be a complete enumeration or explanation of the actual and potential conflicts involved in an investment in the Company.
The Company has procedures in place for the review, approval and monitoring of transactions involving the Company and certain persons related to the Company. For example, the Company’s Code of Business Conduct and Ethics generally prohibits any employee, officer or director from engaging in any transaction where there is a conflict between such individual’s personal interest and the interests of the Company. Waivers to the Company’s Code of Business Conduct and Ethics for any executive officer or member of the Board must be approved by the Board and are publicly disclosed as required by applicable law and regulations. In addition, the Audit Committee is required to review and approve all transactions with related persons (as defined in Item 404 of Regulation S-K promulgated under the Exchange Act). All future transactions with affiliates of the Company will be on terms no less favorable than could be obtained from an unaffiliated third party and must be approved by a majority of the Board, including a majority of the Independent Trustees.
The members of the senior management and investment teams of the Adviser serve or may serve as officers, directors or principals of entities that operate in the same or a related line of business as the Company does, or of investment vehicles managed by the same personnel. For example, the Adviser is the investment adviser to FSK and K-FITS, and the officers, managers and other personnel of the Adviser may serve in similar or other capacities for the investment advisers to future investment vehicles affiliated with KKR Credit or FS Investments. In the future, these persons and other affiliates of KKR Credit and FS Investments may organize other debt-related programs and acquire for their own account debt-related investments that may be suitable for us.
In serving in these multiple and other capacities, they may have obligations to other clients or investors in those entities, the fulfillment of which may not be in the Company’s best interests or in the best interest of the Company’s shareholders. The Company’s investment objectives may overlap with the investment objectives of such investment funds, accounts or other investment vehicles.
Investment Advisory Agreement and Administration Agreement
Pursuant to the Advisory Agreement, the Adviser will provide us with investment advisory services for which we will pay the Adviser a management fee, quarterly in arrears, at an annual rate of 1.25% of the average monthly value of the Company’s net assets as well as an incentive fee based on performance. See “Item 1. Business – Management Agreements” for a description of how the fees payable to the Adviser are determined.
The incentive fee will be computed and paid on income that we may not have yet received in cash. This fee structure may create an incentive for our Adviser to invest in certain types of securities that may have a high degree of risk. We will rely on input from investment professionals from our Adviser to value our portfolio investments. Our Adviser’s base management fee and incentive fee will be based on the value of our investments, and there may be a conflict of interest when personnel of our Adviser assist in determining periodic fair values for our portfolio investments.

Pursuant to the Administration Agreement, the Adviser will also oversee our day-to-day operations, including the provision of general ledger accounting, fund accounting, legal services, investor relations, certain government and regulatory affairs activities, and other administrative services. There is no separate fee paid by us to the Adviser in connection with the administrative services provided under the Administration Agreement, provided, however, that we reimburse the Adviser no less than monthly for all costs and expenses incurred by the Adviser in performing its obligations and providing personnel and facilities thereunder. See “Item 1. Business – Management Agreements” for a description of our obligation to reimburse the Adviser under the Administration Agreement.
Expense Support Agreement
We have entered into the Expense Support Agreement with Adviser, pursuant to which Adviser may elect to pay Expense Payments on our behalf, including, but not limited to, organization and offering expenses and any of our expenses related to investor relations, outside legal counsel and other outside advisors and experts, finance, operations and administration, provided that no portion of the payment will be used to pay any interest expense or distribution and/or shareholder servicing fees of the Company. Any Expense Payment that Adviser commits to pay must be paid by the Adviser to us in any combination of cash or other immediately available funds no later than 90 days after such commitment is made in writing, and/or offset against amounts due from us to the Adviser or its affiliates. If Adviser elects to pay certain of our expenses, Adviser will be entitled to reimbursement of such expenses from us if Available Operating Funds exceed the cumulative distributions accrued to our shareholders, subject to the terms of the Expense Support Agreement. See “Item 1. Business – Management Agreements – Expense Support and Conditional Reimbursement Agreement.”
Allocation of the Adviser’s Time
The Company relies on the Adviser to manage the Company’s day-to-day activities and to implement its investment strategies. The Adviser, KKR Credit, FS Investments and certain of their affiliates are presently, and plan in the future to continue to be, involved with activities that are unrelated to the Company. As a result of these activities, the Adviser, KKR Credit, FS Investments and certain of their affiliates will have conflicts of interest in allocating their time between the Company and other activities in which they are or may become involved. The Adviser, KKR Credit, FS Investments and their employees will devote only as much of its or their time to the Company’s business as the Adviser, KKR Credit and FS Investments, in their judgment, determine is reasonably required, which will be substantially less than their full time. Therefore, the Adviser, its personnel and certain affiliates may experience conflicts of interest in allocating management time, services and functions among the Company and any other business ventures in which they or any of their key personnel, as applicable, are or may become involved. This could result in actions that are more favorable to other affiliated entities than to the Company.
However, the Company believes that the members of the Adviser’s management and the other key debt finance professionals have sufficient time to fully discharge their responsibilities to the Company and to the other businesses in which they are involved. The Company believes that its affiliates and executive officers will devote the time required to manage the Company’s business and expect that the amount of time a particular executive officer or affiliate devotes to the Company will vary during the course of the year and depend on the Company’s business activities at the given time. Because many of the operational aspects involved with managing the Company, FSK and K-FITS are similar, we believe there will be significant efficiencies created by the Adviser providing services to such entities. For example, we expect that the Adviser will streamline the structure for financial reporting, internal controls and investment approval processes for the Company, FSK and K-FITS.
Competition and Allocation of Investment Opportunities
As a BDC, the Company is subject to certain regulatory restrictions in making its investments. For example, BDCs generally are not permitted to co-invest with certain affiliated entities in transactions originated by the BDC or its affiliates in the absence of an exemptive order from the SEC. However, BDCs are permitted to, and may, simultaneously co-invest in transactions where price is the only negotiated term. The Co-Investment Exemptive Order permits us, subject to the satisfaction of certain conditions, to co-invest in certain privately negotiated investment transactions, including investments originated and directly negotiated by the Adviser or KKR Credit, with our co-investment affiliates. We believe this relief enhances our ability to further our investment objectives and strategy. We believe this relief may also increase favorable investment opportunities for us in part by allowing us to participate in larger investments, together with our co-investment affiliates, than would be available to us if such relief had not been obtained.
The Adviser and its affiliates will be simultaneously providing investment advisory services to other affiliated entities, including FSK and K-FITS. The Adviser may determine that it is appropriate for the Company and one or more other investment accounts managed by the Adviser or any of its affiliates to participate in an investment opportunity. To the extent the Company makes co-investments with investment accounts managed by the Adviser or its affiliates, these co-investment opportunities may give rise to conflicts of interest or perceived conflicts of interest among the Company and the other participating accounts. In addition, conflicts of interest or perceived conflicts of interest may also arise in determining which investment opportunities should be presented to the Company and other participating accounts.

To mitigate these conflicts, the Adviser will seek to execute such transactions on a fair and equitable basis and in accordance with its allocation policies, taking into account various factors, which may include: the source of origination of the investment opportunity; investment objectives and strategies; tax considerations; risk, diversification or investment concentration parameters; characteristics of the security; size of available investment; available liquidity and liquidity requirements; regulatory restrictions; and/or such other factors as may be relevant to a particular transaction.
As the Adviser and affiliates of KKR Credit and FS Investments currently serve as the investment adviser to other entities and accounts, it is possible that some investment opportunities will be provided to such other entities and accounts rather than the Company.
Placement Agent Fees
The Placement Agents, broker-dealers that are affiliates of KKR Credit and FS Investments and/or one or more of their respective affiliates or third parties will act as placement agents or distributors, or the Distributors, to assist in the placement of Common Shares to certain investors, or Clients.
The Distributors will be paid compensation by the Clients in connection with the sale, distribution, retention and/or servicing of the shares, the cost of which will be borne directly by Clients in the case of the Upfront Sales Load and indirectly by the Clients as an expense of the Company in the case of the Servicing Fees. Any Upfront Sales Load is not part of (and is in addition to) an investor’s aggregate purchase price for its Class I shares and will be directly charged to such investor. Investors should contact their broker-dealer for information on any such fees.
The distribution and servicing expenses borne by the participating brokers may be different from and substantially less than the amount of Servicing Fees charged. Following any termination of the Rule 12b-1 Fee Waiver Agreement, the Servicing Fees will be payable to the Placement Agents, but the Placement Agents anticipate that all or a portion of the Servicing Fees will be retained by, or reallowed (paid) to, eligible participating brokers and servicing broker-dealers for ongoing services performed by such broker-dealers. All or a portion of the Servicing Fees may be used to pay for sub-transfer agency, sub-accounting and certain other administrative services that are not required to be paid pursuant to the shareholder servicing and/or distribution fees under applicable FINRA rules. The Company also may pay for these sub-transfer agency, sub-accounting and certain other administrative services outside of the Servicing Fees and its Amended and Restated Distribution and Servicing Plan, including but not limited to, expenses associated with advertising, compensation of underwriters, dealers, and sales personnel, the printing and mailing of prospectuses to other than current shareholders, and the printing and mailing of sales literature, each as may be determined to be in the best interests of the Company. The total amount that will be paid over time for other underwriting compensation depends on the average length of time for which shares remain outstanding, the term over which such amount is measured and the performance of our investments. The Company will also pay or reimburse certain organization and offering expenses, including, subject to FINRA limitations on underwriting compensation, certain wholesaling expenses.
In addition, the Adviser may pay additional compensation, out of its own funds and not as an additional charge to the Company or investors, to the Distributors and/or selected brokers, dealers or other financial intermediaries, including affiliated broker dealers for the purpose of introducing a selling agent to the Company and/or promoting the recommendation of an investment in the Common Shares. Such payments made by the Adviser may be based on the aggregate purchase price of the Clients as determined by the Adviser. The amount of these payments is determined from time to time by the Adviser and may be substantial.
The potential for the Distributors to receive compensation in connection with a Client’s investment in the Company presents a potential conflict of interest in recommending that such Client purchase our Common Shares.
The prospect of receiving, or the receipt of, additional compensation, as described above, by the Distributors may provide such Distributors and/or their salespersons with an incentive to favor sales of shares and interests in funds whose affiliates make similar compensation available over sales of interests in funds (or other fund investments) with respect to which the Distributor does not receive additional compensation or receives lower levels of additional compensation. Prospective investors should take such payment arrangements into account when considering and evaluating any recommendations related to our shares. KKR Credit and FS Investments employees involved in the marketing and placement of our shares are not acting as tax, financial, legal or accounting advisors to potential investors in connection with the Private Offering. Potential investors must independently evaluate the Private Offering and make their own investment decisions.
Financial Interests of KKR Credit and FS Investments Personnel May Incentivize Such Personnel to Promote the Sale of Common Shares
KKR Credit and FS Investments and certain of their respective affiliates will assist in the placement of the Common Shares, in such capacity the Affiliated Placement Agents. Each shareholder that purchases interests through an Affiliated Placement Agent may receive additional disclosures from the Affiliated Placement Agent regarding services provided by the Affiliated Placement Agent and the fees received by the Affiliated Placement Agent and/or their salespersons (i.e., financial advisors and private wealth advisors) in connection with the sale of Common Shares and should review such disclosures carefully prior to making an investment in the Company. The prospect of receiving, or the receipt of, additional compensation by the Affiliated Placement Agents may provide such Affiliated Placement Agents and/or their salespersons (i.e., financial advisors and private wealth advisors) with an incentive to favor sales of the Common Shares and interests in funds whose affiliates make similar compensation available over sales of interests in funds (or other fund investments) with respect to which the Affiliated Placement Agent does not receive additional compensation, or receives lower levels of additional compensation.
Prospective investors should take such payment arrangements into account when considering and evaluating any recommendations related to the Common Shares.
The foregoing list of conflicts does not purport to be a complete enumeration or explanation of the actual and potential conflicts involved in an investment in the Company. In addition, as the Company’s investment program develops and changes over time, an investment in the Company may be subject to additional and different actual and potential conflicts. Although the various conflicts discussed herein are generally described separately, prospective investors should consider the potential effects of the interplay of multiple conflicts.

Item 14. Principal Accountant Fees and Services.
The Company has appointed Deloitte & Touche LLP to act as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2024. The Company engaged Deloitte & Touche LLP to act as its independent registered public accounting firm for each of the fiscal years ended December 31, 2022 through 2023.
Fees
Set forth in the table below are audit fees, audit related fees, tax fees and all other fees billed to the Company by Deloitte & Touche LLP for professional services performed for the fiscal years ended December 31, 2023 and 2022:

Fiscal Year	Audit Fees(1)	Audit-Related Fees(2)	Tax Fees(3)	All Other Fees(4)
2023	$525,000	$—	$—	$—
2022	$175,000	$—	$—	$—
____________________
(1)“Audit Fees” consist of fees billed for professional services rendered for the audit of the Company’s consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by Deloitte & Touche LLP in connection with statutory and regulatory filings.
(2)“Audit-Related Fees” consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s consolidated financial statements and are not reported under “Audit Fees”. These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards.
(3)Tax fees consist of fees billed for tax compliance, tax advice and tax planning. These services include assistance regarding federal, state, and local tax compliance.
(4)“All Other Fees” are those fees, if any, billed to the Company by Deloitte & Touche LLP in connection with products and services.

During the fiscal year ended December 31, 2023, Deloitte & Touche LLP billed aggregate non-audit fees of $0 (comprised of $0 related to the Company and $0 related to the Adviser) for services rendered to the Company and the Adviser.

PART IV

Item 15.    Exhibits, Financial Statement Schedules.
a. Documents Filed as Part of this Report
The following financial statements are set forth in Item 8:
b. Exhibits
The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

3.1
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

3.5	Bylaws (Previously filed as an exhibit to the Registrant’s Registration Statement on Form 10 (File No. 000-56493) filed on November 17, 2022 and incorporated herein by reference)

4.1*	Description of Securities

10.1*	Form of Subscription Agreement for Capital Commitments

10.2*	Form of Subscription Agreement for Immediate Fundings

10.3
Amended and Restated Investment Advisory Agreement (Previously filed as an exhibit to Amendment No. 1 to the Registrant’s Registration Statement on Form 10 (File No. 000-56493) filed on May 26, 2023 and incorporated herein by reference)

10.4
Administration Agreement (Previously filed as an exhibit to Amendment No. 1 to the Registrant’s Registration Statement on Form 10 (File No. 000-56493) filed on May 26, 2023 and incorporated herein by reference)

10.5
Expense Support and Conditional Reimbursement Agreement (Previously filed as an exhibit to Amendment No. 1 to the Registrant’s Registration Statement on Form 10 (File No. 000-56493) filed on May 26, 2023 and incorporated herein by reference)

10.6
Custodian Agreement, dated May 31, 2022, by and between the Fund and State Street Bank and Trust Company (Previously filed as an exhibit to Amendment No. 1 to the Registrant’s Registration Statement on Form 10 (File No. 000-56493) filed on May 26, 2023 and incorporated herein by reference)

10.7
Facility Agreement by and between Cliffwater Corporate Lending Fund and the Fund, dated August 2, 2022 (Previously filed as an exhibit to Amendment No. 1 to the Registrant’s Registration Statement on Form 10 (File No. 000-56493) filed on May 26, 2023 and incorporated herein by reference)

10.8
Form of Trademark License Agreement (Previously filed as an exhibit to Amendment No. 1 to the Registrant’s Registration Statement on Form 10 (File No. 000-56493) filed on May 26, 2023 and incorporated herein by reference)

10.9
Distribution Reinvestment Plan (Previously filed as an exhibit to Amendment No. 1 to the Registrant’s Registration Statement on Form 10 (File No. 000-56493) filed on May 26, 2023 and incorporated herein by reference)

10.10
Form of Placement Agency Agreement (Previously filed as an exhibit to Amendment No. 1 to the Registrant’s Registration Statement on Form 10 (File No. 000-56493) filed on May 26, 2023 and incorporated herein by reference)

10.11
Amended and Restated Distribution and Servicing Plan (Previously filed as an exhibit to Amendment No. 1 to the Registrant’s Registration Statement on Form 10 (File No. 000-56493) filed on May 26, 2023 and incorporated herein by reference)

10.12
Rule 12b-1 Fee Waiver Agreement (Previously filed as an exhibit to Amendment No. 1 to the Registrant’s Registration Statement on Form 10 (File No. 000-56493) filed on May 26, 2023 and incorporated herein by reference)

10.13
Senior Secured Revolving Credit Agreement, dated July 19, 2023 by and among KKR FS Income Trust, Sumitomo Mitsui Banking Corporation, and the financial institutions party thereto (Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K (File No. 814-01620) filed on July 24, 2023 and incorporated herein by reference)

10.14
Loan and Security Agreement, dated October 10, 2023, by and among K-FIT Finance AB-1 LLC, Ally Bank, and Computershare Trust Company, N.A. (Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K (File No. 814-01620) filed on October 16, 2023 and incorporated herein by reference)

10.15*
First Amendment to the Senior Secured Revolving Credit Agreement, dated January 26, 2024, by and among KKR FS Income Trust, Sumitomo Mitsui Banking Corporation, and the financial institutions party thereto

21.1*	List of Subsidiaries of the Company

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended

32.1**	Certification of Chief Executive Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1*	Form of Fund of Funds Agreement between Registrant (as Acquired Fund) and Certain Shareholder(s)

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

KKR FS Income Trust
Date: March 13, 2024	/s/ Michael C. Forman
Michael C. Forman Chief Executive Officer and Director (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Date: March 13, 2024	/s/ MICHAEL C. FORMAN
Michael C. Forman
Chief Executive Officer and Director
(Principal Executive Officer)

Date: March 13, 2024	/s/ STEVEN LILLY
Steven Lilly
Chief Financial Officer
(Principal Financial Officer)

Date: March 13, 2024	/s/ WILLIAM GOEBEL
William Goebel
Chief Accounting Officer
(Principal Accounting Officer)

Date: March 13, 2024	/s/ BARBARA ADAMS
Barbara Adams
Director

Date: March 13, 2024	/s/ BRIAN R. FORD
Brian R. Ford
Director

Date: March 13, 2024	/s/ RICHARD GOLDSTEIN
Richard Goldstein
Director

Date: March 13, 2024	/s/ MICHAEL J. HAGAN
Michael J. Hagan
Director

Date: March 13, 2024	/s/ JEFFREY K. HARROW
Jeffrey K. Harrow
Director

Date: March 13, 2024	/s/ JEREL A. HOPKINS
Jerel A. Hopkins
Director

Date: March 13, 2024	/s/ OSAGIE IMASOGIE
Osagie Imasogie
Director

Date: March 13, 2024	/s/ JAMES H. KROPP
James H. Kropp
Director

Date: March 13, 2024	/s/ DANIEL PIETRZAK
Daniel Pietrzak
Director

Date: March 13, 2024	/s/ ELIZABETH SANDLER
Elizabeth Sandler
Director