Form 10-Q
period 2024-03-31
KKR FS Income Trust
filed 2024-05-15
CIK 1930679

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________________
FORM 10-Q
_________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2024

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
The number of shares of the registrant’s common shares of beneficial interest, par value $0.01 per share, outstanding as of April 30, 2024 was 10,286,064 of Class I shares.

PART I—FINANCIAL INFORMATION
Item 1.    Financial Statements.
KKR FS Income Trust
Consolidated Statements of Assets and Liabilities
(in thousands, except share and per share amounts)

	March 31, 2024
	(Unaudited)	December 31, 2023
Assets
Investments, at fair value
Non-controlled/unaffiliated investments (amortized cost—$432,077 and $259,157, respectively)	$437,303	$262,547
Controlled/affiliated investments (amortized cost—$6,969 and $1,304, respectively)	7,073	1,383
Total investments, at fair value (amortized cost—$439,046 and $260,461, respectively)	444,376	263,930
Cash	9,600	78,558
Foreign currency (amortized cost—$856 and $425, respectively)	849	433
Receivable for investments sold and repaid	14,029	210
Income receivable	4,026	3,204
Expense support receivable	—	436
Deferred financing costs	3,876	3,781
Prepaid expenses and other assets	314	184
Total assets	$477,070	$350,736

Liabilities
Payable for investments purchased	$91,774	$8,400
Debt(1)	86,096	94,231
Shareholders’ distributions payable	2,507	2,030
Expense support payable	436	—
Organizational costs payable	458	—
Accrued capital gains incentive fee(2)	656	390
Administrative services expense payable	532	174
Accrued accounting and administrative fees	41	43
Interest payable	1,092	445
Other accrued expenses and liabilities	278	614
Total liabilities	$183,870	$106,327
Commitments and contingencies(3)

Series A Preferred Shares, $0.001 par value, unlimited shares authorized, 515 and 515 shares issued and outstanding, respectively; liquidation preference of $515 and $515, respectively	$515	$515

Shareholders’ equity
Common Shares, $0.01 par value, unlimited shares authorized, 10,028,030 and 8,457,385 Class I shares issued and outstanding, respectively	$100	$85
Capital in excess of par value	284,596	238,811
Retained earnings (accumulated deficit)	7,989	4,998
Total shareholders’ equity	$292,685	$243,894
Total liabilities, preferred shares and shareholders’ equity	$477,070	$350,736
Net asset value per share of common shares at period end	$29.19	$28.84
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

KKR FS Income Trust
Unaudited Consolidated Statements of Operations
(in thousands, except share and per share amounts)

	Three Months Ended
	March 31,
	2024	2023
Investment income
From non-controlled/unaffiliated investments:
Interest income	$8,917	$204
Fee income	1,924	29
Dividend income	569	—
From controlled/affiliated investments:
Interest income	10	—
Total investment income	11,420	233

Operating expenses
Management fees	793	1
Subordinated income incentive fees(1)	1,042	—
Capital gains incentive fees(1)	266	—
Interest expense(2)	1,996	—
Administrative services expense	436	—
Accounting and administrative fees	34	2
Organizational costs	458	—
Insurance expense	45	145
Audit expense	153	—
Other general and administrative expenses	151	—
Total operating expenses	5,374	148
Management and incentive fee waivers(1)	(1,835)	(1)
Expense waiver(3)	—	(147)
Recoupment of previously waived expenses	436	—
Net expenses	3,975	—
Net investment income	7,445	233

Realized and unrealized gain/loss
Net realized gain (loss) on investments:
Non-controlled/unaffiliated investments	65	0
Controlled/affiliated investments	—	—
Net realized gain (loss) on foreign currency	45	—
Net change in unrealized appreciation (depreciation) on investments:
Non-controlled/unaffiliated investments	1,836	162
Controlled/affiliated investments	25	—
Net change in unrealized appreciation (depreciation) on foreign currency	157	—
Total net realized and unrealized gain (loss)	2,128	162
Net increase (decrease) in net assets resulting from operations	$9,573	$395

Per share information—basic and diluted
Net increase (decrease) in net assets resulting from operations (Earnings (Losses) per Share)	$1.06	$1.24
Weighted average shares outstanding	8,983,810	318,222
_______________

(1)See Note 2 and 4 for a discussion of the methodology employed by the Company in calculating the capital gains incentive fees and subordinated income incentive fees.
(2)See Note 8 for a discussion of the Company’s financing arrangements.
(3)See Note 4 for a discussion of the Company’s expense support and conditional reimbursement.
See notes to unaudited consolidated financial statements.

KKR FS Income Trust
Unaudited Consolidated Statements of Changes in Net Assets
(in thousands, except share and per share amounts)

	Three Months Ended
	March 31,
	2024	2023
Operations
Net investment income (loss)	$7,445	$233
Net realized gain (loss) on investments and foreign currency	110	—
Net change in unrealized appreciation (depreciation) on investments	1,861	162
Net change in unrealized appreciation (depreciation) on foreign currency	157	—
Net increase (decrease) in net assets resulting from operations	9,573	395

Shareholder distributions
Distributions to common shareholders	(6,567)	—
Distributions to preferred shareholders	(15)	—
Net decrease in net assets resulting from shareholder distributions	(6,582)	—

Capital transactions(1)
Issuance of capital	45,800	9,000
Net increase (decrease) in net assets resulting from capital share transactions	45,800	9,000

Total increase (decrease) in net assets	48,791	9,395
Net assets at beginning of period	243,894	7,229
Net assets at end of period	$292,685	$16,624
_______________
(1)See Note 3 for a discussion of the Company’s capital share transactions.
See notes to unaudited consolidated financial statements.

KKR FS Income Trust
Unaudited Consolidated Statements of Cash Flows
(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$9,573	$395
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of investments	(194,867)	(1,000)
Paid-in-kind interest	(150)	—
Proceeds from sales and repayments of investments	16,663	7
Net realized (gain) loss on investments	(65)	—
Net change in unrealized (appreciation) depreciation on investments	(1,861)	(162)
Accretion of discount	(166)	(4)
Amortization of deferred financing costs	228	—
Unrealized (gain)/loss on borrowings in foreign currency	(172)	—
(Increase) decrease in receivable for investments sold and repaid	(13,819)	(2)
(Increase) decrease in income receivable	(822)	(1)
(Increase) decrease in expense support receivable	436	(148)
(Increase) decrease in prepaid expenses and other assets	(130)	54
Increase (decrease) in payable for investments purchased	83,374	—
Increase (decrease) in expense support payable	436	—
Increase (decrease) in organizational costs payable	458	—
Increase (decrease) in accrued capital gains incentive fee	266	—
Increase (decrease) in administrative services expense payable	358	—
Increase (decrease) in accrued accounting and administrative fees	(2)	2
Increase (decrease) in interest payable	647	—
Increase (decrease) in other accrued expenses and liabilities	(336)	90
Net cash provided by (used in) operating activities	(99,951)	(768)
Cash flows from financing activities
Issuance of capital	45,800	9,000
Distributions to common shareholders	(6,090)	—
Distributions to preferred shareholders	(15)	—
Borrowings under financing arrangements	102,037	—
Repayments under financing arrangements	(110,000)	—
Deferred financing costs paid	(323)	—
Net cash provided by (used in) financing activities	31,409	9,000
Total increase (decrease) in cash	(68,542)	8,232
Cash and foreign currency at beginning of period	78,991	465
Cash and foreign currency at end of period	$10,449	$8,697
Supplemental disclosure
Income taxes paid	$—	$—
Interest paid during the period	$1,121	$—

See notes to unaudited consolidated financial statements.

KKR FS Income Trust
Unaudited Consolidated Schedule of Investments
As of March 31, 2024
(in thousands, expect share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Principal Amount(c)/Shares	Amortized Cost	Fair Value(d)
Senior Secured Loans—First Lien—123.0%
Advanced Dermatology & Cosmetic Surgery	(f)	Health Care Equipment & Services	SF+650	1.0%	5/7/27	$831	$831	$829
Affordable Care Inc	(f)	Health Care Equipment & Services	SF+550	0.8%	8/2/28	1,662	1,662	1,662
Alera Group Intermediate Holdings Inc	(f)	Insurance	SF+525	0.8%	10/2/28	1,662	1,662	1,663
Amerivet Partners Management Inc	(f)	Health Care Equipment & Services	SF+525	0.8%	2/25/28	3,325	3,325	3,325
Apex Service Partners LLC	(f)	Commercial & Professional Services	SF+650	1.0%	10/24/29	694	694	694
Apex Service Partners LLC	(f)(g)	Commercial & Professional Services	SF+500, 2.0% PIK (2.0% Max PIK)	1.0%	10/24/30	24,344	24,095	24,576
Apex Service Partners LLC	(h)	Commercial & Professional Services	SF+650	1.0%	10/24/29	1,133	1,133	1,133
Apex Service Partners LLC	(h)	Commercial & Professional Services	SF+500, 2.0% PIK (2.0% Max PIK)	1.0%	10/24/30	2,481	2,481	2,504
Ardonagh Group Ltd/The	(f)(i)(j)	Insurance	SF+475	0.5%	2/17/31	10,630	10,513	10,471
Ardonagh Group Ltd/The	(h)(i)(j)	Insurance	SF+475	0.5%	2/17/31	979	975	964
BDO USA PA	(f)(g)	Commercial & Professional Services	SF+600	2.0%	8/31/28	16,970	16,704	17,125
Clarience Technologies LLC	(f)(i)	Capital Goods	SF+575	0.8%	2/13/30	68	58	67
Clarience Technologies LLC	(f)(g)(i)	Capital Goods	SF+575, 0.0% PIK (2.5% Max PIK)	0.8%	2/13/31	18,809	18,592	18,621
Clarience Technologies LLC	(h)(i)	Capital Goods	SF+575	0.8%	2/13/30	1,966	1,966	1,946
Clarience Technologies LLC	(h)(i)	Capital Goods	SF+575, 0.0% PIK (2.5% Max PIK)	0.8%	2/13/31	2,033	2,033	2,013
Community Brands Inc	(f)	Software & Services	SF+550	0.8%	2/24/28	831	831	830
CSafe Global	(f)(g)(i)	Transportation	SF+575	0.8%	3/8/30	15,686	15,697	15,670
CSafe Global	(f)(i)	Transportation	SF+575	0.8%	3/8/30	£2,189	2,789	2,762
CSafe Global	(h)(i)	Transportation	SF+575	0.8%	3/8/29	$1,621	1,623	1,619
CSafe Global	(h)(i)	Transportation	SF+575	0.8%	3/8/30	662	660	661
DOXA Insurance Holdings LLC	(f)	Insurance	SF+550	0.8%	12/20/30	2,254	2,254	2,231
DOXA Insurance Holdings LLC	(f)	Insurance	SF+550	0.8%	12/31/30	5,751	5,696	5,694
DOXA Insurance Holdings LLC	(h)	Insurance	SF+550	0.8%	12/20/29	1,233	1,233	1,220
DOXA Insurance Holdings LLC	(h)	Insurance	SF+550	0.8%	12/20/30	3,209	3,209	3,177
Excelitas Technologies Corp	(f)	Technology Hardware & Equipment	SF+575	0.8%	8/12/29	1,330	1,343	1,343
Galway Partners Holdings LLC	(f)	Insurance	SF+525	0.8%	9/30/27	148	148	148
Galway Partners Holdings LLC	(f)	Insurance	SF+525	0.8%	9/29/28	9,059	9,059	9,059
Galway Partners Holdings LLC	(h)	Insurance	SF+525	0.8%	9/30/27	769	769	769
See notes to unaudited consolidated financial statements.

KKR FS Income Trust
Unaudited Consolidated Schedule of Investments (continued)
As of March 31, 2024
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Principal Amount(c)/Shares	Amortized Cost	Fair Value(d)
Gigamon Inc	(f)	Software & Services	SF+575	1.0%	3/9/29	$831	$831	$831
Granicus Inc	(f)	Software & Services	SF+575	0.8%	1/17/31	322	321	321
Granicus Inc	(h)	Software & Services	SF+350, 2.5% PIK (2.5% Max PIK)	0.8%	1/17/31	48	48	48
Granicus Inc	(h)	Software & Services	SF+525	0.8%	1/17/31	46	46	45
Heritage Environmental Services Inc	(f)(g)	Commercial & Professional Services	SF+550	0.8%	1/31/31	20,003	19,859	19,877
Heritage Environmental Services Inc	(h)	Commercial & Professional Services	SF+550	0.8%	1/31/30	2,750	2,750	2,733
Highgate Hotels Inc	(f)(g)(i)	Consumer Services	SF+550	1.0%	11/5/29	12,705	12,550	12,578
Highgate Hotels Inc	(h)(i)	Consumer Services	SF+550	1.0%	11/5/29	1,592	1,592	1,576
Individual FoodService	(f)(g)	Capital Goods	SF+600	1.0%	10/31/29	21,334	20,937	21,291
Individual FoodService	(h)	Capital Goods	SF+600	1.0%	10/31/29	1,764	1,764	1,761
Individual FoodService	(h)	Capital Goods	SF+600	1.0%	10/31/29	1,731	1,731	1,727
Insightsoftware.Com Inc	(f)	Software & Services	SF+500	0.8%	5/25/28	402	402	402
Insightsoftware.Com Inc	(h)	Software & Services	SF+500	0.8%	3/27/34	889	889	889
Insightsoftware.Com Inc	(h)	Software & Services	SF+500	0.8%	3/27/34	3,556	3,556	3,547
Integrity Marketing Group LLC	(f)(g)	Insurance	SF+600	0.8%	8/27/26	20,605	20,417	20,606
Integrity Marketing Group LLC	(f)	Insurance	SF+650	0.8%	8/27/26	2,830	2,804	2,830
Integrity Marketing Group LLC	(h)	Insurance	SF+650	1.0%	8/27/26	4,525	4,525	4,525
Karman Space Inc	(f)	Capital Goods	SF+675	2.0%	12/21/25	861	846	870
Lazer Logistics Inc	(f)	Transportation	SF+625	0.8%	5/4/29	166	150	166
Lazer Logistics Inc	(f)(g)	Transportation	SF+625	0.8%	5/4/30	11,790	11,642	11,908
Lazer Logistics Inc	(g)	Transportation	SF+550	0.8%	5/4/30	691	688	688
Lazer Logistics Inc	(f)	Transportation	SF+550	0.8%	5/6/30	1,385	1,383	1,379
Lazer Logistics Inc	(h)	Transportation	SF+625	0.8%	5/4/29	1,078	1,078	1,078
Lazer Logistics Inc	(h)	Transportation	SF+550	0.8%	5/6/30	1,918	1,918	1,910
Lexitas Inc	(f)(g)	Commercial & Professional Services	SF+625	1.0%	5/18/29	15,448	15,180	15,542
Lexitas Inc	(f)	Commercial & Professional Services	SF+675	1.0%	5/18/29	5,582	5,518	5,616
Lipari Foods LLC	(g)	Consumer Staples Distribution & Retail	SF+650	1.0%	10/31/28	15,209	15,021	15,088
Lipari Foods LLC	(f)	Consumer Staples Distribution & Retail	SF+650	1.0%	10/31/28	1,572	1,535	1,559
Lipari Foods LLC	(h)	Consumer Staples Distribution & Retail	SF+650	1.0%	10/31/28	1,930	1,930	1,915
Magna Legal Services LLC	(f)	Commercial & Professional Services	SF+600	0.8%	11/21/29	577	577	579
See notes to unaudited consolidated financial statements.

KKR FS Income Trust
Unaudited Consolidated Schedule of Investments (continued)
As of March 31, 2024
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Principal Amount(c)/Shares	Amortized Cost	Fair Value(d)
Magna Legal Services LLC	(f)(g)	Commercial & Professional Services	SF+650	0.8%	11/22/29	$9,371	$9,201	$9,558
Magna Legal Services LLC	(h)	Commercial & Professional Services	SF+650	0.8%	11/22/28	861	846	861
Magna Legal Services LLC	(h)	Commercial & Professional Services	SF+600	0.8%	11/21/29	3,028	3,028	3,037
MB2 Dental Solutions LLC	(f)(g)	Health Care Equipment & Services	SF+600	0.8%	2/13/31	9,241	9,150	9,148
MB2 Dental Solutions LLC	(h)	Health Care Equipment & Services	SF+600	0.8%	2/13/31	5,119	5,094	5,068
MB2 Dental Solutions LLC	(h)(i)	Health Care Equipment & Services	SF+600	0.8%	2/13/31	1,271	1,271	1,258
Radwell International LLC/PA	(f)	Capital Goods	SF+675	0.8%	4/1/28	293	269	293
Radwell International LLC/PA	(f)(g)	Capital Goods	SF+675	0.8%	4/1/29	24,253	23,979	24,266
Radwell International LLC/PA	(h)	Capital Goods	SF+675	0.8%	4/1/28	1,172	1,172	1,172
Shaw Development LLC	(f)(g)(i)	Capital Goods	SF+600	0.5%	10/30/29	17,254	17,043	17,428
Shaw Development LLC	(h)(i)	Capital Goods	SF+600	0.5%	10/30/29	2,054	2,054	2,075
Spotless Brands LLC	(g)	Consumer Services	SF+650	1.0%	7/25/28	6,471	6,278	6,568
Spotless Brands LLC	(f)	Consumer Services	SF+675	1.0%	7/25/28	5,099	5,000	5,175
Spotless Brands LLC	(h)	Consumer Services	SF+675	1.0%	7/25/28	4,707	4,707	4,777
STV Group Inc	(g)	Capital Goods	SF+525	0.8%	3/20/31	6,731	6,664	6,663
STV Group Inc	(h)	Capital Goods	SF+525	0.8%	3/20/31	1,346	1,346	1,346
STV Group Inc	(h)	Capital Goods	SF+525	0.8%	3/20/31	1,923	1,923	1,904
Virgin Pulse Inc	(g)	Software & Services	SF+325, 3.0% PIK (3.0% Max PIK)	0.8%	11/8/29	12,931	12,872	13,167
Wealth Enhancement Group LLC	(f)(j)	Financial Services	SF+550	1.0%	10/4/27	4,702	4,702	4,702
Wealth Enhancement Group LLC	(h)(j)	Financial Services	SF+550	1.0%	10/4/27	298	298	298
Zeus Industrial Products Inc	(f)(i)	Health Care Equipment & Services	SF+550, 0.0% PIK (2.8% Max PIK)	0.8%	2/28/31	14,330	14,216	14,223
Zeus Industrial Products Inc	(h)(i)	Health Care Equipment & Services	SF+550	0.8%	2/28/30	2,000	2,000	1,985
Zeus Industrial Products Inc	(h)(i)	Health Care Equipment & Services	SF+550	0.8%	2/28/31	2,666	2,660	2,646
Total Senior Secured Loans—First Lien							420,296	424,279
Unfunded Loan Commitments							(64,358)	(64,358)
Net Senior Secured Loans—First Lien							355,938	359,921

See notes to unaudited consolidated financial statements.

KKR FS Income Trust
Unaudited Consolidated Schedule of Investments (continued)
As of March 31, 2024
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Principal Amount(c)/Shares	Amortized Cost	Fair Value(d)
Subordinated Debt—0.5%
Apex Service Partners LLC	(f)	Commercial & Professional Services	14.3% PIK (14.3% Max PIK)		4/23/31	$1,530	$1,508	$1,496
Total Subordinated Debt							1,508	1,496

Asset Based Finance—28.3%
Altitude II IRL WH Borrower DAC, Revolver	(f)(j)	Capital Goods	SF+1,000	0.0%	1/12/30	$71	71	71
Altitude II IRL WH Borrower DAC, Revolver	(h)(j)	Capital Goods	SF+1,000	0.0%	1/12/30	$71	71	71
Australis Maritime II, Private Equity	(f)(j)(k)(l)	Transportation				420,050	420	468
Bankers Healthcare Group LLC, Term Loan	(f)(j)	Financial Services	22.0%		11/8/27	$771	771	767
Bausch Health Cos Inc, Revolver	(f)(j)	Pharmaceuticals, Biotechnology & Life Sciences	SF+665	1.0%	1/28/28	$20,313	19,747	20,313
Bausch Health Cos Inc, Revolver	(h)(j)	Pharmaceuticals, Biotechnology & Life Sciences	SF+665	1.0%	1/28/28	$17,188	17,188	17,188
Curia Global Inc, Revolver	(f)(i)(j)	Pharmaceuticals, Biotechnology & Life Sciences	SF+625	1.0%	1/29/29	$7,350	7,256	7,350
Curia Global Inc, Revolver	(f)(i)(j)	Pharmaceuticals, Biotechnology & Life Sciences	SF+625	1.0%	1/29/29	$7,233	7,233	7,233
Drive Revel, Private Equity	(f)(j)	Financial Services				113,182	123	124
GreenSky Holdings LLC, Private Equity	(f)(k)(l)	Financial Services				1,332,761	1,333	1,333
GreenSky Holdings LLC, Term Loan	(f)(l)	Financial Services	9.3% PIK (9.3% Max PIK)		3/12/34	$3,998	3,998	3,998
GreenSky Holdings LLC, Term Loan	(h)(l)	Financial Services	9.3% PIK (9.3% Max PIK)		3/12/34	$374	374	374
KKR Altitude II Offshore Aggregator LP, Partnership Interest	(f)(j)(l)	Capital Goods				1,218,441	1,218	1,274
Optio Invest, Private Equity	(f)(j)	Financial Services				363,930	461	471
PayPal Europe Sarl et Cie SCA, Private Equity	(f)(j)	Financial Services				2,174,552	2,354	2,432
Saluda Grade Alternative Mortgage Trust 2022-BC2, Structured Mezzanine	(f)(j)	Real Estate Management & Development	8.0%		7/25/30	$251	251	248
Saluda Grade Alternative Mortgage Trust 2022-BC2, Structured Mezzanine	(f)(j)	Real Estate Management & Development	18.0%		7/25/30	$147	104	115
Saluda Grade Alternative Mortgage Trust 2022-BC2, Term Loan	(f)(j)	Real Estate Management & Development	7.3%		7/25/30	$1,504	1,504	1,495
SunPower Financial, Private Equity	(f)(j)(k)	Financial Services				161,479	161	193
Synovus Financial Corp, Private Equity	(f)(j)	Banks				1,790,217	1,790	1,798
TalkTalk Telecom Group Ltd, Revolver	(f)(j)	Commercial & Professional Services	SA+700	1.5%	9/5/26	£8,559	10,793	10,813
TalkTalk Telecom Group Ltd, Revolver	(h)(j)	Commercial & Professional Services	SA+700	1.5%	9/5/26	£2,284	2,851	2,847
TDC LLP, Preferred Equity	(f)(j)(l)	Financial Services	8.0%			1,319	1,607	1,677
See notes to unaudited consolidated financial statements.

KKR FS Income Trust
Unaudited Consolidated Schedule of Investments (continued)
As of March 31, 2024
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Principal Amount(c)/Shares	Amortized Cost	Fair Value(d)
TDC LLP, Private Equity	(f)(j)(l)	Financial Services				68,953	$87	$86
Vehicle Secured Funding Trust, Private Equity	(f)(j)	Financial Services				10,827,494	10,827	10,931
Weber-Stephen Products LLC, Revolver	(f)(i)(j)	Consumer Discretionary Distribution & Retail	SF+575	1.0%	12/19/26	$16,949	16,724	16,995
Weber-Stephen Products LLC, Revolver	(h)(i)(j)	Consumer Discretionary Distribution & Retail	SF+575	1.0%	12/19/26	$3,884	3,884	3,895
Total Asset Based Finance							113,201	114,560
Unfunded Loan Commitments							(31,601)	(31,601)
Net Asset Based Finance							81,600	82,959
TOTAL INVESTMENTS—151.8%							$439,046	444,376
LIABILITIES AND PREFERRED SHARES IN EXCESS OF OTHER ASSETS—(51.8)%								(151,691)
NET ASSETS—100.0%								$292,685
________
(a)Security may be an obligation of one or more entities affiliated with the named company.
(b)Certain variable rate securities in the Company’s portfolio bear interest at a rate determined by a publicly disclosed base rate plus a basis point spread. As of March 31, 2024, the Secured Overnight Financing Rate, or “SF” or SOFR, was 5.30% and the Sterling Interbank Offered Rate, or SONIA or “SA”, was 5.18%. PIK means paid-in-kind. PIK income accruals may be adjusted based on the performance of the underlying investment. Variable rate securities with no floor rate use the respective benchmark rate in all cases.
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
(g)Security or portion thereof held within K-FIT Finance AB-1 LLC and is pledged as collateral supporting the amounts outstanding under the revolving credit facility with Ally Bank (see Note 8).
(h)Security is an unfunded commitment. Reflects the stated spread at the time of commitment, but may not be the actual rate received upon funding.
(i)Position or portion thereof unsettled as of March 31, 2024.
(j)The investment, or portion of the investment is not a qualifying asset under the Investment Company Act of 1940, or the 1940 Act, as amended. A business development company, or BDC, may not acquire any asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. As of March 31, 2024, 80.4% of the Company’s total assets represented qualifying assets.
(k)Security is non-income producing.
(l)Under the Investment Company Act of 1940, as amended, the Company generally is deemed to be an “affiliated person” of a portfolio company if it owns 5% or more of the portfolio company’s voting securities and is generally deemed to “control” a portfolio company if it owns more than 25% of the portfolio company’s voting securities or it has the power to exercise control over the management or policies of such portfolio company. As of March 31, 2024, the Company held investments in portfolio companies of which it is deemed to be an “affiliated person” and deemed to “control”. The following table presents certain information with respect to investments in portfolio companies of which the Company was deemed to be an affiliated person and deemed to control as of March 31, 2024:

See notes to unaudited consolidated financial statements.

KKR FS Income Trust
Unaudited Consolidated Schedule of Investments (continued)
As of March 31, 2024
(in thousands, except share amounts)

Portfolio Company	Fair Value at December 31, 2023	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at March 31, 2024	Interest Income(3)	Fee Income(3)	Dividend and Other Income(3)
Asset Based Finance
Australis Maritime II, Private Equity	$426	$39	$—	$—	$3	$468	$—	$—	$—
GreenSky Holdings LLC, Private Equity	—	1,333	—	—	—	1,333	—	—	—
GreenSky Holdings LLC, Term Loan	—	3,998	—	—	—	3,998	10	—	—
KKR Altitude II Offshore Aggregator LP, Partnership Interest	957	295	—	—	22	1,274	—	—	—
Total	$1,383	$5,665	$—	$—	$25	$7,073	$10	$—	$—
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
(3)Interest, fee and dividend and other income presented for the full three months ended March 31, 2024.

See notes to unaudited consolidated financial statements.

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
See notes to unaudited consolidated financial statements.

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
See notes to unaudited consolidated financial statements.

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
See notes to unaudited consolidated financial statements.

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
The Company has various wholly-owned subsidiaries, including special-purpose financing subsidiaries and subsidiaries through which it holds interests in portfolio companies. The unaudited consolidated financial statements include both the Company’s accounts and the accounts of its wholly-owned subsidiaries as of March 31, 2024. All intercompany transactions have been eliminated in consolidation. Certain of the Company’s consolidated subsidiaries are subject to U.S. federal and state income taxes.

Note 2. Summary of Significant Accounting Policies
Basis of Presentation: The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, for interim financial information and with the instructions for Form 10-Q and Articles 6, 10 and 12 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For a more complete discussion of significant accounting policies and certain other information, the Company’s interim unaudited consolidated financial statements should be read in conjunction with its audited financial statements as of and for the year ended December 31, 2023 included in the Company’s annual report on Form 10-K, filed with the U.S. Securities and Exchange Commission, or the SEC. Operating results for the three months ended March 31, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024. The December 31, 2023 statement of assets and liabilities and schedule of investments are derived from the Company’s audited financial statements as of and for the year ended December 31, 2023. The Company is considered an investment company under GAAP and follows the accounting and reporting guidance applicable to investment companies under Financial Accounting Standards Board, or FASB, Accounting Standards Codification Topic 946, Financial Services—Investment Companies.
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
Organizational and Offering: Organizational and offering costs will only be borne by the Company upon the initial issuance of common shares of beneficial interest, or the Common Shares, to non-affiliated investors in the Company’s monthly closings for the Company’s continuous private offering of its Common Shares, or the Private Offering, in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended, or the Securities Act, including the exemption provided by Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder, Regulation S under the Securities Act and other exemptions from the registration requirements of the Securities Act. At such time, costs associated with the organization of the Company will be expensed. These expenses consist primarily of legal fees, audit fees and other costs of organizing the Company. In no event will the Company bear in excess of $1.5 million in organizational expenses; the Adviser has agreed to be responsible for any organizational expenses in excess of $1.5 million.

KKR FS Income Trust
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies (continued)
Costs associated with the offering of Common Shares will be capitalized as deferred offering expenses and included as prepaid and other assets on the Statement of Assets and Liabilities and eligible to be amortized over a twelve-month period.
As of March 31, 2024 and December 31, 2023, the Adviser has paid $3,376 and $2,820, respectively, in organizational and offering expenses, and will be subject to reimbursement as described above. The Company has no obligation to reimburse the Adviser for organizational and offering costs until the initial issuance of the Company’s Common Shares to non-affiliated investors in the monthly closings for the Company’s Private Offering.
Subordinated Income Incentive Fee: Pursuant to the terms of the Advisory Agreement, the Adviser may be entitled to receive a subordinated incentive fee on income. The subordinated incentive fee on income under the Advisory Agreement, which is calculated and payable quarterly in arrears commencing with the first full calendar quarter after the date of the Company’s election to be regulated as a BDC under the 1940 Act on March 31, 2023, or the BDC Election Date, equals 12.5% of the Company’s “pre-incentive fee net investment income” for the immediately preceding quarter (or portion thereof with respect to the quarter in which the BDC Election Date occurs) and is subject to a hurdle rate, expressed as a rate of return on the value of the Company’s net assets, equal to 1.25% per quarter, or an annualized hurdle rate of 5.0%. As a result, the Adviser will not earn this incentive fee for any quarter until the Company’s pre-incentive fee net investment income for such quarter exceeds the hurdle rate of 1.25%. Once the Company’s pre-incentive fee net investment income in any quarter exceeds the hurdle rate, the Adviser will be entitled to a “catch-up” fee equal to the amount of the pre-incentive fee net investment income in excess of the hurdle rate, until the Company’s pre-incentive fee net investment income for such quarter equals 1.43%, or 5.72% annually, of net assets. Thereafter, the Adviser will be entitled to receive 12.5% of pre-incentive fee net investment income.
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
Reclassifications: Certain amounts in the audited financial statements as of and for the three months ended March 31, 2023 and the audited financial statements as of and for the year ended December 31, 2023 may have been reclassified to conform to the classifications used to prepare the unaudited consolidated financial statements as of and for the three months ended March 31, 2024.
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
Loan origination fees, original issue discount and market discount are capitalized and the Company accretes such amounts as interest income over the respective term of the loan or security. Upon the prepayment of a loan or security, any unamortized loan origination fees and original issue discount are recorded as interest income. Structuring and other non-recurring upfront fees are recorded as fee income when earned. For the three months ended March 31, 2024 and 2023, the Company recognized $1,373 and $7, respectively in structuring fee revenue. The Company records prepayment premiums on loans and securities as fee income when it receives such amounts.
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

Note 3. Share Transactions
Below is a summary of transactions with respect to shares of the Company’s Common Shares during the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024		2023
	Shares	Amount	Shares	Amount
Gross Proceeds from Offering	1,570,645	$45,800	360,000	$9,000
Net Proceeds from Share Transactions	1,570,645	$45,800	360,000	$9,000
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
As of March 31, 2024, the Company has issued 10,028,030 Class I shares in the Private Offering for gross proceeds of $284,300. Of the 10,028,030 Class I shares issued in the Private Offering, 8,457,385 shares were issued to investors with capital commitments to the Company in exchange for an aggregate of $238,500 in capital contributions. As of March 31, 2024, the Company had received capital commitments of $420,000 from investors in the Private Offering, 56.8% of which has been called for funding. In addition to $181,500 in aggregate amount of remaining uncalled capital commitments for Class I shares, the Company intends to continue selling Class I shares in the Private Offering on a monthly basis.
During the three months ended March 31, 2024, the Company issued 1,570,645 Class I shares for gross proceeds of $45,800 at a price of $29.16 per share. During the period from April 1, 2024 to April 30, 2024, the Company issued 258,034 Class I shares for gross proceeds of $7,532 at an average price per share of $29.19.
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
Under the Company’s discretionary share repurchase program, to the extent the Company offers to repurchase Common Shares in any particular quarter, the Company expects to repurchase shares pursuant to quarterly tender offers using a purchase price equal to the NAV per share as of the last calendar day of the applicable quarter, or the Valuation Date. If shareholders tender Common Shares in a tender offer with a Valuation Date that is within the 12-month period following the initial issue date of their tendered Common Shares, the Company may repurchase such Common Shares subject to an “early repurchase deduction” of 2% of the aggregate NAV of the Common Shares repurchased, or an Early Repurchase Deduction. The Early Repurchase Deduction will be retained by the Company for the benefit of remaining holders of Common Shares.
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
The outstanding Series A Preferred Shares are subject to redemption at any time by notice of such redemption on a date selected by the Company for such redemption, such date being referred to as the Redemption Date. If the Company elects to cause the redemption of the Series A Preferred Shares, each Series A Preferred Share will be redeemed for a price, payable in cash on the Redemption Date, equal to 100% of such share’s Liquidation Value, plus all accrued and unpaid dividends to and including the Redemption Date, plus a redemption premium per share as follows: (1) until the date that is two years from the date of original issuance, $100; and (2) thereafter, no redemption premium. From and after the close of business on the Redemption Date, all dividends on the outstanding Series A Preferred Shares will cease to accrue, such shares will no longer be deemed to be outstanding, and all rights of the holders of such shares (except the right to receive the redemption price for such shares from the Company) will cease.
See the Supplement to the Company’s Amended and Restated Declaration of Trust Relating to 12.0% Series A Cumulative Preferred Shares for more information relating to the Series A Preferred Shares.
The Company classifies the Series A Preferred Shares as temporary equity outside of shareholders’ equity on its accompanying unaudited consolidated statement of assets and liabilities due to certain redemption features that are not solely within the Company's control.

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
The following table describes the fees and expenses accrued under the Advisory Agreement and the Administration Agreement, as applicable, during the three months ended March 31, 2024 and 2023:

			Three Months Ended
Related Party			March 31,
	Source Agreement	Description	2024	2023
The Adviser	Investment advisory agreement	Base Management Fee(1)	$793	$1
The Adviser	Investment advisory agreement	Capital Gains Incentive Fee(2)	$266	$—
The Adviser	Investment advisory agreement	Subordinated Incentive Fee on Income(3)	$1,042	$—
The Adviser	Administration agreement	Administrative Services Expenses(4)	$436	$—
The Adviser	Administration agreement	Organizational & Offering Costs(5)	$458	$—

________________
(1)The Adviser agreed to waive all management fees accrued under the Advisory Agreement through March 31, 2025. As of March 31, 2024, no management fees were payable to the Adviser.
(2)During the three months ended March 31, 2024, the Company accrued capital gains incentive fees of  $266 based on the performance of its portfolio, of which $218 was based on unrealized appreciation and $48 was based on realized gains net of unrealized depreciation. No capital gains incentive fees are actually payable by the Company with respect to unrealized gains unless and until those gains are actually realized. See Note 2 for a discussion of the methodology employed by the Company in calculating the capital gains incentive fees.
(3)The Adviser agreed to waive all subordinated incentive fees on income accrued under the Advisory Agreement through March 31, 2025. As of March 31, 2024, no subordinated incentive fees on income were payable to the Adviser.
(4)During the three months ended March 31, 2024, $313 of administrative services expenses related to the allocation of costs of administrative personnel for services rendered to the Company by the Adviser and the remainder related to other reimbursable expenses, including reimbursement of fees related to transactional expenses for prospective investments, such as fees and expenses associated with performing due diligence reviews of investments that do not close, often referred to as “broken deal” costs. Broken deal costs were $66 for the three months ended March 31, 2024. The Company paid $78 and $0, respectively, in administrative services expenses to the Adviser during the three months ended March 31, 2024 and 2023.

KKR FS Income Trust
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 4. Related Party Transactions (continued)
(5)During the three months ended March 31, 2024, the Company expensed organizational costs of $458, which related to reimbursements to the Adviser for organizational costs incurred on the Company’s behalf, including salaries and other direct expenses of the Adviser’s personnel and employees of its affiliates while engaged in registering and marketing the Company’s Common Shares.
Potential Conflicts of Interest
The members of the senior management and investment teams of the Adviser serve or may serve as officers, directors or principals of entities that operate in the same or a related line of business as the Company does, or of investment vehicles managed by the same personnel. For example, the Adviser is the investment adviser to FS KKR Capital Corp. and KKR FS Income Trust Select, and the officers, managers and other personnel of the Adviser may serve in similar or other capacities for the investment advisers to future investment vehicles affiliated with FS Investments or KKR Credit. In serving in these multiple and other capacities, they may have obligations to other clients or investors in those entities, the fulfillment of which may not be in the Company’s best interests or in the best interest of the Company’s shareholders. The Company’s investment objectives may overlap with the investment objectives of such investment funds, accounts or other investment vehicles.
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
Capital Commitments
Affiliates of the Adviser committed to invest an aggregate of $35,000 in Common Shares, or the Seed Contribution, and will not transfer or otherwise dispose of their respective capital commitment or Common Shares without the Company’s prior written consent for a period ending on the third anniversary of the BDC Election Date.
As of March 31, 2024, the full $35,000 of capital commitments under the Seed Contribution had been called and funded.
As of March 31, 2024, an additional $203,500 of capital commitments from third-party private investors had been called and funded in connection with the Private Offering.
Expense Support and Conditional Reimbursement
The Company has entered into an Expense Support and Conditional Reimbursement Agreement, or the Expense Support Agreement, with the Adviser. The Adviser may elect to pay certain of our expenses on the Company’s behalf, including, but not limited to, organizational and offering expenses and any of the Company’s expenses related to investor relations, outside legal counsel and other outside advisors and experts, finance, operations and administration, each, an Expense Payment, provided that no portion of the payment will be used to pay any interest expense or distribution and/or shareholder servicing fees of the Company. Any Expense Payment that the Adviser has committed to pay must be paid by the Adviser to the Company in any combination of cash or other immediately available funds no later than 90 days after such commitment was made in writing, and/or offset against amounts due from us to the Adviser or its affiliates.
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
For the three months ended March 31, 2024 and the year ended December 31, 2023, the Adviser has agreed to pay $0 and $147, respectively, in Expense Payments, subject to reimbursement by the Company in accordance with the Expense Support

KKR FS Income Trust
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 4. Related Party Transactions (continued)
Agreement. For the three months ended March 31, 2024, the Company reimbursed the Adviser for $436 of previously waived expenses. As of March 31, 2024, there are no remaining amounts of previously waived expenses subject to recoupment.
Note 5. Distributions
The following table reflects the cash distributions per share that the Company has declared on its Common Shares during the three months ended March 31, 2024 and 2023:

	Distribution
For the Three Months Ended	Per Share	Amount
Fiscal 2023
March 31, 2023	$—	$—
Total	$—	$—
Fiscal 2024
March 31, 2024	$0.73	$6,567
Total	$0.73	$6,567
On January 5, 2024, the Company’s Board declared a cash distribution of $0.24 per Common Share, which was paid on February 27, 2024 to shareholders of record as of the close of business on January 31, 2024. On February 20, 2024, the Board declared a distribution of $0.24 per Common Share, which was paid on March 26, 2024 to shareholders of record as of the close of business on February 29, 2024. Additionally, on March 7, 2024, the Board declared a distribution of $0.25 per Common Share which was paid on April 26, 2024 to shareholders of record as of the close of business on March 28, 2024. Shareholders may receive the distribution payments in cash or in Common Shares in accordance with their election under the Company’s distribution reinvestment plan. The timing and amount of any future distributions to shareholders are subject to applicable legal restrictions and the sole discretion of the Company’s Board.
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
The following table reflects the sources of the cash distributions on a tax basis that the Company has paid on its Common Shares during the three months ended March 31, 2024:

	Three Months Ended March 31,
	2024
Source of Distribution	Distribution Amount	Percentage
Offering proceeds	$—	—
Borrowings	—	—
Net investment income(1)	6,157	94%
Short-term capital gains proceeds from the sale of assets	410	6%
Long-term capital gains proceeds from the sale of assets	—	—
Non-capital gains proceeds from the sale of assets	—	—
Distributions on account of preferred and common equity	—	—
Total	$6,567	100%
________________
(1)During the three months ended March 31, 2024, 97.3% of the Company's gross investment income was attributable to cash income earned, 1.4% was attributable to non-cash accretion of discount and 1.3% was attributable to paid-in-kind, or PIK, interest.

KKR FS Income Trust
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 5. Distributions (continued)
The determination of the tax attributes of the Company’s distributions is made annually as of the end of the Company’s fiscal year based upon the Company’s taxable income for the full year and distributions paid for the full year. Therefore, a determination made on a quarterly basis may not be representative of the actual tax attributes of the Company’s distributions for a full year. The actual tax characteristics of distributions to shareholders are reported to shareholders annually on Form 1099-DIV.
As of March 31, 2024 and December 31, 2023, the Company’s gross unrealized appreciation on a tax basis was $5,557 and $3,854, respectively. As of March 31, 2024 and December 31, 2023, the Company’s gross unrealized depreciation on a tax basis was $272 and $586, respectively.
The aggregate cost of the Company’s investments for U.S. federal income tax purposes totaled $439,046 and $260,461 as of March 31, 2024 and December 31, 2023. The aggregate net unrealized appreciation (depreciation) on investments on a tax basis was $5,330 and $3,469 as of March 31, 2024 and December 31, 2023. The aggregate net unrealized appreciation (depreciation) on investments on a tax basis excludes net unrealized appreciation (depreciation) from foreign currency transactions.

Note 6. Investment Portfolio
The following table summarizes the composition of the Company’s investment portfolio at cost and fair value as of March 31, 2024 and December 31, 2023:

	March 31, 2024
	(Unaudited)			December 31, 2023
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$355,938	$359,921	81.0%	$201,782	$204,314	77.4%
Subordinated Debt	1,508	1,496	0.3%	973	961	0.4%
Asset Based Finance	81,600	82,959	18.7%	57,706	58,655	22.2%
Total	$439,046	$444,376	100.0%	$260,461	$263,930	100.0%
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
As of March 31, 2024, the Company held investments in three portfolio companies of which it is deemed to “control.” As of March 31, 2024, the Company did not hold investments in portfolio companies of which it is deemed to be an “affiliated person” but is not deemed to “control.” For additional information with respect to such portfolio companies, see footnote (l) to the unaudited consolidated schedule of investments as of March 31, 2024.
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
The Company’s investment portfolio may contain loans and other unfunded arrangements that are in the form of lines of credit, revolving credit facilities, delayed draw credit facilities or other investments, which require the Company to provide funding when requested by portfolio companies in accordance with the terms of the underlying agreements. As of March 31, 2024, the Company had unfunded debt investments with aggregate unfunded commitments of $95,909. As of December 31, 2023, the Company had unfunded debt investments with aggregate unfunded commitments of $72,255. The Company maintains sufficient cash on hand and available capital in connection with undrawn commitments to fund such unfunded commitments should the need arise. For additional details regarding the Company’s unfunded debt investments, see the Company’s unaudited consolidated schedule of investments as of March 31, 2024 and the Company’s audited consolidated schedule of investments as of December 31, 2023.

KKR FS Income Trust
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 6. Investment Portfolio (continued)
The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of March 31, 2024 and December 31, 2023:

	March 31, 2024
	(Unaudited)		December 31, 2023
Industry Classification	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Banks	$1,798	0.4%	$2,093	0.8%
Capital Goods	90,799	20.4%	55,589	21.1%
Commercial & Professional Services	105,887	23.8%	76,758	29.1%
Consumer Discretionary Distribution & Retail	17,006	3.8%	2,179	0.8%
Consumer Services	24,375	5.5%	12,953	4.9%
Consumer Staples Distribution & Retail	16,632	3.8%	16,673	6.3%
Financial Services	26,714	6.0%	17,055	6.5%
Health Care Equipment & Services	29,088	6.6%	—	—
Insurance	52,642	11.9%	29,092	11.0%
Pharmaceuticals, Biotechnology & Life Sciences	27,663	6.2%	21,875	8.3%
Real Estate Management & Development	1,858	0.4%	3,467	1.3%
Software & Services	15,541	3.5%	12,698	4.8%
Technology Hardware & Equipment	1,343	0.3%	—	—
Transportation	33,030	7.4%	13,498	5.1%
Total	$444,376	100.0%	$263,930	100.0%

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

KKR FS Income Trust
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 7. Fair Value of Financial Instruments (continued)
As of March 31, 2024 and December 31, 2023, the Company’s investments were categorized as follows in the fair value hierarchy:

	March 31, 2024
Valuation Inputs	(Unaudited)	December 31, 2023
Level 1—Price quotations in active markets	$—	$—
Level 2—Significant other observable inputs	—	1,614
Level 3—Significant unobservable inputs	444,376	262,316
	$444,376	$263,930

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
The Adviser periodically benchmarks the bid and ask prices it receives from the third-party pricing services and/or dealers and independent valuation firms, as applicable, against the actual prices at which the Company purchases and sells its investments. Based on the results of the benchmark analysis and the experience of the Company’s management in purchasing and selling these investments, the Adviser believes that these prices are reliable indicators of fair value. As of March 31, 2024, the Adviser reviewed and approved the valuation determinations made with respect to these investments in a manner consistent with the Adviser’s valuation policy.

KKR FS Income Trust
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 7. Fair Value of Financial Instruments (continued)
The following is a reconciliation for the three months ended March 31, 2024 and 2023 of investments for which significant unobservable inputs (Level 3) were used in determining fair value:

	For the Three Months Ended March 31, 2024
	Senior Secured Loans—First Lien	Subordinated Debt	Asset Based Finance	Total
Fair value at beginning of period	$204,314	$961	$57,041	$262,316
Accretion of discount (amortization of premium)	135	1	30	166
Net realized gain (loss)	(13)	—	(11)	(24)
Net change in unrealized appreciation (depreciation)	1,451	—	485	1,936
Purchases	164,442	485	29,940	194,867
Paid-in-kind interest	101	49	—	150
Sales and repayments	(10,509)	—	(4,526)	(15,035)
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Fair value at end of period	$359,921	$1,496	$82,959	$444,376
The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$1,451	$—	$485	$1,936

	For the Three Months Ended March 31, 2023
	Senior Secured Loans—First Lien	Asset Based Finance	Total
Fair value at beginning of period	$2,647	$3,484	$6,131
Accretion of discount (amortization of premium)	3	1	4
Net realized gain (loss)	—	—	—
Net change in unrealized appreciation (depreciation)	135	16	151
Purchases	8,581	67	8,648
Paid-in-kind interest	—	—	—
Sales and repayments	(7)	—	(7)
Transfers into Level 3	—	—	—
Transfers out of Level 3	—	—	—
Fair value at end of period	$11,359	$3,568	$14,927
The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$135	$16	$151
The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements as of March 31, 2024 and December 31, 2023 were as follows:

Type of Investment	Fair Value at March 31, 2024 (Unaudited)	Valuation Technique	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input(1)
Senior Debt	$352,884	Discounted Cash Flow	Discount Rate	8.7% - 11.3% (10.3%)	Decrease
	7,037	Cost
Subordinated Debt	1,496	Discounted Cash Flow	Discount Rate	15.4% - 15.4% (15.4%)	Decrease
Asset Based Finance	75,196	Discounted Cash Flow	Discount Rate	5.7% - 42.4% (8.4%)	Decrease
	5,331	Cost
	2,432	Waterfall	EBITDA Multiple	1.0x - 1.0x (1.0x)	Increase
Total	$444,376

KKR FS Income Trust
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 7. Fair Value of Financial Instruments (continued)

Type of Investment	Fair Value at December 31, 2023	Valuation Technique	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input(1)
Senior Debt	$185,976	Discounted Cash Flow	Discount Rate	10% - 11.5% (10.9%)	Decrease
	18,338	Cost
Subordinated Debt	961	Discounted Cash Flow	Discount Rate	15.4% - 15.4% (15.4%)	Decrease
Asset Based Finance	39,896	Discounted Cash Flow	Discount Rate	5.9% - 43.2% (8.0%)	Decrease
	2,679	Waterfall	EBITDA Multiple	1.0x - 1.0x (1.0x)	Increase
	292	Other
	14,174	Cost
Total	$262,316
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

Note 8. Financing Arrangements
In accordance with the 1940 Act, the Company is allowed to borrow amounts such that its asset coverage, as calculated pursuant to the 1940 Act, equals at least 150% after such borrowing. As of March 31, 2024, the aggregate amount outstanding of the senior securities issued by the Company was $86,611. As of March 31, 2024, the Company’s asset coverage was 438%.
The following tables present summary information with respect to the Company’s outstanding financing arrangements as of March 31, 2024 and December 31, 2023. For additional information regarding these financing arrangements, see the notes to the Company’s audited consolidated financial statements contained in its annual report on Form 10-K for the year ended December 31, 2023. Any significant changes to the Company’s financing arrangements during the three months ended March 31, 2024 are discussed below.

	As of March 31, 2024 (Unaudited)
Arrangement	Type of Arrangement	Rate	Amount Outstanding		Amount Available	Maturity Date
Senior Secured Revolving Credit Facility(1)	Revolving Credit Facility	SOFR+2.13%(2)	$41,096	(3)	$83,904	July 19, 2028
K-FIT AB-1 Credit Facility(1)	Revolving Credit Facility	SOFR+2.75%(2)	45,000		205,000	October 10, 2028
Total			$86,096		$288,904
___________
(1)The carrying amount outstanding under the facility approximates its fair value.
(2)The benchmark rate is subject to a 0% floor.
(3)Amount includes borrowing in Euros and pounds sterling. Euro balance outstanding of €2,500 has been converted to U.S dollars at an exchange rate of €1.00 to $1.08 as of March 31, 2024 to reflect total amount outstanding in U.S. dollars. Pounds sterling balance outstanding of £11,000 has been converted to U.S dollars at an exchange rate of £1.00 to $1.26 as of March 31, 2024 to reflect total amount outstanding in U.S. dollars.

	As of December 31, 2023
Arrangement	Type of Arrangement	Rate	Amount Outstanding		Amount Available	Maturity Date
Senior Secured Revolving Credit Facility(1)	Revolving Credit Facility	SOFR+2.13%(2)	$29,231	(3)	$20,769	July 19, 2028
K-FIT AB-1 Credit Facility(1)	Revolving Credit Facility	SOFR+2.75%(2)	65,000		185,000	October 10, 2028
Total			$94,231		$205,769
___________
(1)The carrying amount outstanding under the facility approximates its fair value.
(2)The benchmark rate is subject to a 0% floor.
(3)Amount includes borrowing in Euros and pounds sterling. Euro balance outstanding of €2,500 has been converted to U.S dollars at an exchange rate of €1.00 to $1.11 as of December 31, 2023 to reflect total amount outstanding in U.S. dollars. Pounds sterling balance outstanding of £9,000 has been converted to U.S dollars at an exchange rate of £1.00 to $1.27 as of December 31, 2023 to reflect total amount outstanding in U.S. dollars.

KKR FS Income Trust
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)
For the three months ended March 31, 2024, the components of total interest expense for the Company’s financing arrangements were as follows:

	Three Months Ended March 31,
	2024
Arrangement(1)	Direct Interest Expense	Amortization of Deferred Financing Costs	Total Interest Expense
Senior Secured Revolving Credit Facility(2)	$754	$91	$845
K-FIT AB-1 Credit Facility(2)	1,014	137	1,151
Total	$1,768	$228	$1,996
_____________________
(1)Borrowings of each of the Company’s wholly-owned, special-purpose financing subsidiaries are considered borrowings of the Company for purposes of complying with the asset coverage requirements applicable to BDCs under the 1940 Act.
(2)Direct interest expense includes the effect of non-usage fees.
The Company’s average borrowings and weighted average interest rate, including the effect of non-usage fees, for the three months ended March 31, 2024 were $62,418 and 11.35%, respectively. As of March 31, 2024, the Company’s weighted average effective interest rate on borrowings, including the effect of non-usage fees, was 10.47%.
The Company’s average borrowings and weighted average interest rate, including the effect of non-usage fees, for the year ended December 31, 2023 were $16,194 and 5.31%, respectively. As of December 31, 2023, the Company’s weighted average effective interest rate on borrowings, including the effect of non-usage fees, was 8.93%.
Under its financing arrangements, the Company has made certain representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar financing arrangements. The Company was in compliance with all covenants required by its financing arrangements as of March 31, 2024.
Senior Secured Revolving Credit Facility
On January 26, 2024, the Company entered into a First Amendment to the Senior Secured Revolving Credit Agreement, which provides for: (1) the addition of Bank of America, N.A., as a new lender, with a $25 million commitment, and (2) the amendment of the benchmark floating rate for borrowings in Canadian Dollars from the now-retired CDO Rate (Canadian Dollar Offered Rate) to its successor CORRA, or the Canadian Overnight Repo Rate Average.
On March 20, 2024, the Company, pursuant to Section 2.08(e) of the Senior Secured Revolving Credit Agreement, increased the aggregate amount of lenders’ commitments from $75,000 to $125,000.

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
During the three months ended March 31, 2024, the Company purchased investments, including unfunded commitments, with a cost of $65,390 from the Financing Provider. As of March 31, 2024, $65,098 of these purchases are included in payable for

KKR FS Income Trust
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 9. Commitments and Contingencies (continued)
investments purchased in the statement of assets and liabilities. For the period from April 1, 2024 through May 10, 2024, the Company purchased investments, including unfunded commitments, with a cost of $54,111 from the Financing Provider.
As of March 31, 2024, the conditions precedent to the Company’s obligation to purchase any such investments have not been met. The Company did not hold any beneficial interest in the warehouse.
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
Unfunded commitments to provide funds to portfolio companies are not recorded in the Company’s statement of assets and liabilities. Since these commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. The Company has sufficient liquidity to fund these commitments. As of March 31, 2024, the Company’s unfunded commitments consisted of the following:

KKR FS Income Trust
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 9. Commitments and Contingencies (continued)

Category / Company(1)	Commitment Amount
Senior Secured Loans—First Lien
Apex Service Partners LLC	$1,133
Apex Service Partners LLC	2,481
Ardonagh Group Ltd/The	975
Clarience Technologies LLC	1,966
Clarience Technologies LLC	2,033
CSafe Global	1,623
CSafe Global	660
DOXA Insurance Holdings LLC	1,233
DOXA Insurance Holdings LLC	3,209
Galway Partners Holdings LLC	769
Granicus Inc	48
Granicus Inc	46
Heritage Environmental Services Inc	2,750
Highgate Hotels Inc	1,592
Individual FoodService	1,764
Individual FoodService	1,731
Insightsoftware.Com Inc	889
Insightsoftware.Com Inc	3,556
Integrity Marketing Group LLC	4,525
Lazer Logistics Inc	1,078
Lazer Logistics Inc	1,918
Lipari Foods LLC	1,930
Magna Legal Services LLC	846
Magna Legal Services LLC	3,028
MB2 Dental Solutions LLC	5,094
MB2 Dental Solutions LLC	1,271
Radwell International LLC/PA	1,172
Shaw Development LLC	2,054
Spotless Brands LLC	4,707
STV Group Inc	1,346
STV Group Inc	1,923
Wealth Enhancement Group LLC	298
Zeus Industrial Products Inc	2,000
Zeus Industrial Products Inc	2,660
Asset Based Finance
Altitude II IRL WH Borrower DAC, Revolver	71
Bausch Health Cos Inc, Revolver	17,188
Curia Global Inc, Revolver	7,233
GreenSky Holdings LLC, Term Loan	374
TalkTalk Telecom Group Ltd, Revolver	2,851
Weber-Stephen Products LLC, Revolver	3,884
Total	$95,909
Unfunded Equity/Other commitments	$10,462
__________
(1)May be commitments to one or more entities affiliated with the named company.
As of March 31, 2024, the Company’s debt commitments are comprised of $57,528 revolving credit facilities and $38,381 delayed draw term loans, which generally are used for acquisitions or capital expenditures and are subject to certain performance tests. Such unfunded debt commitments have a fair value representing unrealized appreciation (depreciation) of $(114). The Company’s

KKR FS Income Trust
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 9. Commitments and Contingencies (continued)
unfunded Equity/Other commitments generally require certain conditions to be met or actual approval from the Adviser prior to funding.
While the Company does not expect to fund all of its unfunded commitments, there can be no assurance that it will not be required to do so.
In the normal course of business, the Company may enter into guarantees on behalf of portfolio companies. Under such arrangements, the Company would be required to make payments to third parties if the portfolio companies were to default on their related payment obligations. The Company has no such guarantees outstanding at March 31, 2024 and December 31, 2023.

KKR FS Income Trust
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 10. Financial Highlights
The following is a schedule of financial highlights of the Company for the three months ended March 31, 2024 and the year ended December 31, 2023:

	Three Months Ended March 31, 2024	Year Ended December 31, 2023
	(Unaudited)
Per Share Data:(1)
Net asset value, beginning of period	$28.84	$25.82
Results of operations(2)
Net investment income (loss)	0.83	2.74
Net realized gain (loss) and unrealized appreciation (depreciation)	0.25	2.01
Net increase (decrease) in net assets resulting from operations	1.08	4.75
Shareholder distributions(3)
Distributions from net investment income	(0.73)	(0.96)
Net decrease in net assets resulting from shareholder distributions	(0.73)	(0.96)
Capital share transactions
Issuance of Common Shares(4)	—	(0.77)
Net increase (decrease) in net assets resulting from capital share transactions	—	(0.77)
Net asset value, end of period	$29.19	$28.84
Shares outstanding, end of period	10,028,030	8,457,385
Total return based on net asset value(5)	3.74%	15.41%
Ratio/Supplemental Data:
Net assets, end of period	$292,685	$243,894
Ratio of net investment income to average net assets(6)	11.39%	9.59%
Ratio of total operating expenses to average net assets(6)	8.89%	6.12%
Ratio of waived expenses to average net assets(6)	(2.81)%	(2.59)%
Ratio of net operating expenses to average net assets(6)	6.08%	3.53%
Portfolio turnover(7)	4.95%	8.40%
Total amount of senior securities outstanding, exclusive of treasury securities	$86,611	$94,746
Asset coverage per unit(8)	4.38	3.57
____________________
(1)Per share data may be rounded in order to recompute the ending NAV per share.
(2)The per share data was derived by using the weighted average shares outstanding during the applicable period.
(3)The per share data for distributions reflect the actual amount of distributions paid per share during the applicable period.
(4)The issuance of Common Shares on a per share basis reflects the incremental net asset value changes as a result of the issuance of Common Shares in connection with the Seed Contribution. The issuance of Common Shares at a price that is less than the net asset value per share results in a decrease in net asset value per share.
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
(6)Weighted average net assets during the applicable period are used for this calculation. Ratios for the three months ended March 31, 2024 are annualized, with the exception of capital gains incentive fees. Annualized ratios for the three months ended March 31, 2024 are not necessarily indicative of the ratios that may be expected for the year ending December 31, 2024. The following is a schedule of supplemental ratios for the three months ended March 31, 2024 and the year ended December 31, 2023:

KKR FS Income Trust
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 10. Financial Highlights (continued)

	Three Months Ended March 31, 2024	Year Ended December 31, 2023
	(Unaudited)
Ratio of accrued capital gains incentive fees to average net assets	0.10%	0.37%
Ratio of interest expense to average net assets	3.05%	1.06%

(7)Portfolio turnover for the three months ended March 31, 2024 is not annualized.
(8)Asset coverage per unit is the ratio of the carrying value of the Company’s total consolidated assets, less liabilities and indebtedness not represented by senior securities, to the aggregate amount of senior securities representing indebtedness.

Note 11. Subsequent Events
Distributions
On April 3, 2024, the Board declared a distribution of $0.25 per Common Share, payable on or about May 29, 2024 to shareholders of record as of the close of business on April 30, 2024. Additionally, on May 2, 2024, the Board declared a distribution of $0.25 per Common Share, payable on or about June 26, 2024 to shareholders of record as of the close of business on May 31, 2024. Shareholders may receive the distribution payments in cash or in Common Shares in accordance with their election under the Company’s distribution reinvestment plan.
Private Offering Closings
On April 1, 2024, the Company issued and sold 258,034 Common Shares in the Private Offering (with the final number of Common Shares issued being determined on April 22, 2024) pursuant to subscription agreements entered into with the participating investors for aggregate consideration of $7,532.
On May 1, 2024, the Company issued and sold Common Shares in the Private Offering pursuant to subscription agreements entered into with the participating investors for aggregate consideration of $51,967. The final number of Common Shares issued as of May 1, 2024 in connection with the monthly closing will be determined at a later date in connection with the Company’s determination of its net asset value per Common Share as of April 30, 2024.
Cliffwater Warehouse
On May 9, 2024, the Company entered into an amended and restated facility agreement, the Facility Agreement, with Cliffwater Corporate Lending Fund, or Cliffwater, and CCLF Holdings (D13) LLC, or CCLF Sub, and together with Cliffwater, individually and collectively, the Financing Provider, each an unaffiliated third party, to acquire portfolio investments from time to time by purchasing all or a portion of certain investments owned and held by the applicable Financing Provider at the Company’s or the applicable Financing Provider’s request pursuant to the terms and provisions of the Facility Agreement. The Facility Agreement amends and restates that certain Cliffwater Facility Agreement the Company entered into with Cliffwater on August 2, 2022, and is effective as of March 29, 2024, the A&R Effective Date. A detailed description of the Facility Agreement can be found in Item 5.

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
See “Item 1. Business - Investment Objectives and Strategy” in the annual report on Form 10-K for the year ended December 31, 2023 filed with the SEC for more information.

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
We principally generate revenues in the form of interest income on the debt investments and asset based finance investments, or ABF Investments, we hold, as well as dividends and other distributions on the equity or other securities we hold. In addition, we generate revenues in the form of non-recurring commitment, closing, origination, structuring or diligence fees, monitoring fees, fees for providing managerial assistance, consulting fees, prepayment fees and performance-based fees.
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
The Adviser has agreed to advance all of our organizational and offering expenses on our behalf (including legal, accounting, printing, mailing, subscription processing and filing fees and expenses and other offering expenses, including costs associated with technology integration between our systems and those of our participating brokers, reasonable bona fide due diligence expenses of participating brokers supported by detailed and itemized invoices, costs in connection with preparing sales materials and other marketing expenses, design and website expenses, fees and expenses of our transfer agent, fees to attend retail seminars sponsored by participating brokers and costs, expenses and reimbursements for travel (provided that we shall not be required to bear the cost of private airfare in excess of comparable first-class/business rates on a commercial airline, if available), meals, accommodations, entertainment and other similar expenses related to meetings or events with prospective investors, brokers, registered investment advisors or financial or other advisors, but excluding the shareholder servicing and/or distribution fee) through a date determined by the Adviser in its discretion. We had no obligation to reimburse the Adviser for such advanced expenses until the initial issuance of Common Shares to non-affiliated investors after commencement of the monthly closings for the Private Offering, which commenced on March 1, 2024. As of March 31, 2024, the Company had incurred organizational and offering expenses of $991 and $2,385, respectively, which expenses the Adviser elected to cover pursuant to the Expense Support Agreement, subject to reimbursement by the Company pursuant to its terms. See “Expense Support and Conditional Reimbursement Agreement” below for more information. In no event will we bear in excess of $1.5 million in organizational expenses; the Adviser has agreed to be responsible for any organizational expenses in excess of $1.5 million. For the three months ended March 31, 2024, the Company reimbursed $458 of organizational and offering expenses.
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
Expense Support and Conditional Reimbursement
The Company has entered into an Expense Support and Conditional Reimbursement Agreement, or the Expense Support Agreement, with the Adviser. The Adviser may elect to pay certain of our expenses on the Company’s behalf, including, but not limited to, organizational and offering expenses and any of the Company’s expenses related to investor relations, outside legal counsel and other outside advisors and experts, finance, operations and administration, each, an Expense Payment, provided that no portion of the payment will be used to pay any interest expense or distribution and/or shareholder servicing fees of the Company. Any Expense Payment that the Adviser has committed to pay must be paid by the Adviser to the Company in any combination of cash or other immediately available funds no later than 90 days after such commitment was made in writing, and/or offset against amounts due from us to the Adviser or its affiliates.
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
For the three months ended March 31, 2024 and the year ended December 31, 2023, the Adviser has agreed to pay $0 and $147, respectively, in Expense Payments, subject to reimbursement by the Company in accordance with the Expense Support Agreement. For the three months ended March 31, 2024, the Company reimbursed the Adviser for $436 of previously waived expenses. As of March 31, 2024, there are no amounts of previously waived expenses subject to recoupment.

Fees and Expenses
The following table illustrates the aggregate fees and expenses that the Company expects to incur and that shareholders can expect to bear, either directly or indirectly, during the following twelve months.

Shareholder transaction expenses (fees paid directly from shareholder investment)
Maximum sales load imposed on purchases(1)	—
Annual operating expenses (as a percentage of average net assets attributable to shares)(2)
Base management fee(3)	1.25%
Incentive fees payable under our investment advisory agreement(4)	—
Interest payments on borrowed funds(5)	4.50%
Distribution fee(6)	—
Organizational and offering costs(7)	0.83%
Other expenses(8)	0.91%
Total annual expenses	7.49%
Waiver of management and subordinated income incentive fees(3)	(1.25)%
Net annual expenses	6.24%
_______________
(1)If Class I shares are purchased through certain financial intermediaries, they may directly charge transaction or other fees, including upfront placement fees or brokerage commissions, in such amount as they may determine, provided that selling agents limit such charges to a 3.5% cap on NAV for Class I shares. In connection with the sales of Class I shares, participating broker-dealers may charge investors a placement fee, subject to the discretion of the broker-dealer. Any such placement fee is not part of (and is in addition to) an investor’s aggregate purchase price for its Class I shares and will be directly charged to such investor.
(2)Amount assumes that we sell $675.0 million worth of Class I shares during the following twelve months, resulting in estimated average net assets of $483.8 million based on current asset levels. That amount also assumes that we borrow funds of approximately 60% of our average net assets during such period. Actual expenses will depend on the number of Class I shares we sell in the Private Offering and the amount of leverage we employ, if any. There can be no assurance that we will sell $675.5 million worth of Class I shares during the following twelve months.
(3)The Management Fee is calculated and payable quarterly in arrears at an annual rate of 1.25% of our average monthly net assets during such period. The Adviser has agreed to waive the management and subordinated income incentive fees through March 31, 2025.
(4)Based on our current business plan, we anticipate that we may have capital gains and interest income that could result in the payment of an incentive fee to the Adviser in the following twelve months. However, the incentive fee payable to the Adviser is based on our performance and will not be paid unless we achieve certain performance targets. As we cannot predict whether we will meet the necessary performance targets, we have assumed that no incentive fee will be paid for purposes of this table. We expect the incentive fees we pay to increase to the extent we earn greater interest income through our investments in portfolio companies, and realize capital gains upon the sale of investments in our portfolio companies.
(5)We may borrow funds to make investments, including before we have fully invested the initial proceeds of the Private Offering. To the extent that we determine it is appropriate to borrow funds to make investments, the costs associated with such borrowing will be indirectly borne by our shareholders. The figure in the table assumes we borrow for investment purposes an amount of approximately 60% of our average net assets (including such borrowed funds) during such period and that the annual interest rate on the amount borrowed is 7.5%.
Our ability to incur leverage during the following twelve months depends, in large part, on the amount of money we are able to raise through the sale of Class I shares in the Private Offering and capital markets conditions.
(6)Distribution fees reflect an annual shareholder servicing and/or distribution fee of 0.85% per annum of the aggregate NAV as of the beginning of the first calendar day of the month for the Class I shares. However, pursuant to a fee waiver agreement, or the Rule 12b-1 Fee Waiver Agreement, between the Company and each of the Placement Agents, the Company’s principal placement agents for the Private Offering and affiliates of the Adviser, the Placement Agents have agreed to waive the shareholder servicing and/or distribution fees for Class I shares in full during the term of the Rule 12b-1 Fee Waiver Agreement, and any such waived fees will not be subject to recoupment by the Placement Agents or any other person during or following the term of the Rule 12b-1 Fee Waiver Agreement. The Rule 12b-1 Fee Waiver Agreement will remain in effect until terminated by vote of the Board (including a vote of a majority of its independent trustees).
(7)Amount reflects estimated organizational and offering costs to be paid by us of up to approximately $4.0 million if we raise $675.0 million in gross proceeds. The Adviser has agreed to advance all of our organizational and offering expenses on our behalf through a date determined by the Adviser in its discretion. We will reimburse the Adviser for any such amounts paid on our behalf pursuant to the terms of the Expense Support Agreement. See “Expenses” and “Expense Support and Conditional Reimbursement Agreement” sections above for more information.
(8)Other expenses primarily include accounting, legal and auditing fees, as well as the reimbursement of the compensation of administrative personnel and fees payable to our directors who do not also serve in an executive officer capacity for us or the Adviser. The amount presented in the table reflects estimated amounts we expect to pay during the following twelve months and does not include preferred pricing arrangements we may receive from certain parties as a newly formed entity.

Example
The following example demonstrates the projected dollar amount of total expenses that would be incurred over various periods with respect to a $10,000 investment assuming our direct and indirect annual operating expenses would remain at the percentage levels set forth in the table above (assuming we borrow an amount of approximately 60% of our average net assets) and Class I shares earn a 5.0% annual return:

Share Class	1 Year	3 Years	5 Years	10 Years
Class I	$620	$2,062	$3,434	$6,575
Portfolio Investment Activity for the Three Months Ended March 31, 2024 and for the Year Ended
December 31, 2023
Total Portfolio Activity
The following tables present certain selected information regarding our portfolio investment activity for the three months ended March 31, 2024 and for the year ended December 31, 2023:

	For the Three Months Ended	For the Year Ended
Net Investment Activity	March 31, 2024	December 31, 2023
Purchases	$194,867	$261,461
Sales and Repayments	(16,663)	(8,298)
Net Portfolio Activity	$178,204	$253,163

	For the Three Months Ended
	March 31, 2024
New Investment Activity by Asset Class	Purchases	Percentage	Sales and Repayments	Percentage
Senior Secured Loans—First Lien	$164,442	85%	$10,509	63%
Subordinated Debt	485	0%	—	—
Asset Based Finance	29,940	15%	6,154	37%
Total	$194,867	100%	$16,663	100%

The following table summarizes the composition of our investment portfolio at cost and fair value as of March 31, 2024 and December 31, 2023:

	March 31, 2024
	(Unaudited)			December 31, 2023
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$355,938	$359,921	81.0%	$201,782	$204,314	77.4%
Subordinated Debt	1,508	1,496	0.3%	973	961	0.4%
Asset Based Finance	81,600	82,959	18.7%	57,706	58,655	22.2%
Total	$439,046	$444,376	100.0%	$260,461	$263,930	100.0%

(1) Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

The following table presents certain selected information regarding the composition of our investment portfolio as of March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023
Number of Portfolio Companies	50	31
% Variable Rate Debt Investments (based on fair value)(1)	93.5%	90.6%
% Fixed Rate Debt Investments (based on fair value)(1)	2.2%	2.4%
% Other Income Producing Investments (based on fair value)(2)	3.9%	1.2%
% Non-Income Producing Investments (based on fair value)	0.4%	5.8%
Weighted Average Annual Yield on Accruing Debt Investments(1)(3)	11.7%	12.1%
Weighted Average Annual Yield on All Debt Investments(4)	11.7%	12.1%
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
(3)The Weighted Average Annual Yield on Accruing Debt Investments is computed as (i) the sum of (a) the stated annual interest rate, dividend rate or other similar stated return of each accruing Debt Investment, multiplied by its par amount, adjusted to U.S. dollars and for any partial income accrual when necessary, as of the end of the applicable reporting period, plus (b) the annual amortization of the purchase or original issue discount or premium of each accruing Debt Investment; divided by (ii) the total amortized cost of Debt Investments included in the calculated group as of the end of the applicable reporting period. Stated annual interest rate for floating rate Debt Investments assumes the greater of (a) the respective base rate in effect as of March 31, 2024, and (b) the stated base rate floor. The base rate utilized in this calculation may not be indicative of the base rates for specific contracts as of March 31, 2024.
(4)The Weighted Average Annual Yield on All Debt Investments is computed as (i) the sum of (a) the stated annual interest rate, dividend rate or other similar stated return of each Debt Investment, multiplied by its par amount, adjusted to U.S. dollars and for any partial income accrual when necessary, as of the end of the applicable reporting period, plus (b) the annual amortization of the purchase or original issue discount or premium of each Debt Investment; divided by (ii) the total amortized cost of Debt Investments included in the calculated group as of the end of the applicable reporting period. Stated annual interest rate for floating rate Debt Investments assumes the greater of (a) the respective base rate in effect as of March 31, 2024, and (b) the stated base rate floor. The base rate utilized in this calculation may not be indicative of the base rates for specific contracts as of March 31, 2024.
For the three months ended March 31, 2024, our total return based on NAV was 3.74%. For the year ended December 31, 2023, our total return based on NAV was 15.41%. See footnote 5 to the table included in Note 10 to our unaudited consolidated financial statements included herein for information regarding the calculation of our total return based on NAV.
Direct Originations

The following table presents certain selected information regarding our direct originations as of March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023
Number of Portfolio Companies	50	31
Total Cost of Direct Originations	$439,046	$260,461
Total Fair Value of Direct Originations	$444,376	$263,930
% of Total Investments, at Fair Value	100.0%	100.0%
Weighted Average Annual Yield on Accruing Debt Investments(1)	11.7%	12.1%
Weighted Average Annual Yield on All Debt Investments(2)	11.7%	12.1%
____________________
(1)The Weighted Average Annual Yield on Accruing Debt Investments is computed as (i) the sum of (a) the stated annual interest rate, dividend rate or other similar stated return of each accruing Debt Investment, multiplied by its par amount, adjusted to U.S. dollars and for any partial income accrual when necessary, as of the end of the applicable reporting period, plus (b) the annual amortization of the purchase or original issue discount or premium of each accruing Debt Investment; divided by (ii) the total amortized cost of Debt Investments included in the calculated group as of the end of the applicable reporting period. Does not include Debt Investments on non-accrual status, if any. Stated annual interest rate for floating rate Debt Investments assumes the greater of (a) the respective base rate in effect as of March 31, 2024, and (b) the stated base rate floor. The base rate utilized in this calculation may not be indicative of the base rates for specific contracts as of March 31, 2024.

(2)The Weighted Average Annual Yield on All Debt Investments is computed as (i) the sum of (a) the stated annual interest rate, dividend rate or other similar stated return of each Debt Investment, multiplied by its par amount, adjusted to U.S. dollars and for any partial income accrual when necessary, as of the end of the applicable reporting period, plus (b) the annual amortization of the purchase or original issue discount or premium of each Debt Investment; divided by (ii) the total amortized cost of Debt Investments included in the calculated group as of the end of the applicable reporting period. Stated annual interest rate for floating rate Debt Investments assumes the greater of (a) the respective base rate in effect as of March 31, 2024, and (b) the stated base rate floor. The base rate utilized in this calculation may not be indicative of the base rates for specific contracts as of March 31, 2024.
Portfolio Composition by Industry Classification
The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of March 31, 2024 and December 31, 2023:

	March 31, 2024
	(Unaudited)		December 31, 2023
Industry Classification	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Banks	$1,798	0.4%	$2,093	0.8%
Capital Goods	90,799	20.4%	55,589	21.1%
Commercial & Professional Services	105,887	23.8%	76,758	29.1%
Consumer Discretionary Distribution & Retail	17,006	3.8%	2,179	0.8%
Consumer Services	24,375	5.5%	12,953	4.9%
Consumer Staples Distribution & Retail	16,632	3.8%	16,673	6.3%
Financial Services	26,714	6.0%	17,055	6.5%
Health Care Equipment & Services	29,088	6.6%	—	—
Insurance	52,642	11.9%	29,092	11.0%
Pharmaceuticals, Biotechnology & Life Sciences	27,663	6.2%	21,875	8.3%
Real Estate Management & Development	1,858	0.4%	3,467	1.3%
Software & Services	15,541	3.5%	12,698	4.8%
Technology Hardware & Equipment	1,343	0.3%	—	—
Transportation	33,030	7.4%	13,498	5.1%
Total	$444,376	100.0%	$263,930	100.0%

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
The following table shows the distribution of our investments on the 1 to 4 investment rating scale at fair value as of March 31, 2024 and December 31, 2023:

	March 31, 2024		December 31, 2023
Investment Rating	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
1	$427,744	96%	$247,257	94%
2	16,632	4%	16,673	6%
3	—	—	—	—
4	—	—	—	—
Total	$444,376	100%	$263,930	100%
The amount of the portfolio in each grading category may vary substantially from period to period resulting primarily from changes in the composition of the portfolio as a result of new investment, repayment and exit activities. In addition, changes in the grade of investments may be made to reflect our expectation of performance and changes in investment values.

Results of Operations
Comparison of the Three Months Ended March 31, 2024 and March 31, 2023
Revenues
Our investment income for the three months ended March 31, 2024 and 2023 was as follows:

	Three Months Ended March 31,
	2024		2023
	Amount	Percentage of Total Income	Amount	Percentage of Total Income
Interest income	$8,927	78.2%	$204	87.6%
Fee income	1,924	16.8%	29	12.4%
Dividend income	569	5.0%	—	—
Total investment income(1)	$11,420	100.0%	$233	100.0%
___________
(1)Such revenues represent $11,109 and $229 of cash income earned as well as $311 and $4 in non-cash portions relating to accretion of discount and PIK interest for the three months ended March 31, 2024 and 2023. Cash flows related to such non-cash revenues may not occur for a number of reporting periods or years after such revenues are recognized.
The level of interest income we receive is generally related to the balance of income-producing investments, multiplied by the weighted average yield of our investments. We expect the dollar amount of interest and any dividend income that we earn to increase as the size of our investments portfolio increases.

The increase in interest income, fee income and dividend income for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 is primarily due to the increase in the size of our investment portfolio.
Expenses
Our operating expenses for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
Management fees	$793	$1
Subordinated income incentive fees	1,042	—
Capital gains incentive fees	266	—
Interest Expense	1,996	—
Administrative services expenses	436	—
Accounting and administrative fees	34	2
Organizational costs	458	—
Insurance expense	45	145
Audit expense	153	—
Other expenses	151	—
Total operating expenses	5,374	148
Management and incentive fee waivers	(1,835)	(1)
Expense waiver (recoupment)	436	(147)
Net operating expenses	$3,975	$—
The following table reflects selected expense ratios as a percent of average net assets for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
Ratio of operating expenses to average net assets	2.05%	1.68%
Ratio of expense waivers to average net assets(1)	(0.53)%	(1.68)%
Ratio of net operating expenses to average net assets	1.52%	—
Ratio of net incentive fees, interest expense and excise taxes to average net assets(1)	1.26%	—
Ratio of net operating expenses, excluding certain expenses, to average net assets	0.26%	—
__________
(1)Ratio data may be rounded in order to recompute the ending ratio of net operating expenses to average net assets or net operating expenses, excluding certain expenses, to average net assets.

We generally expect our general and administrative expenses to decrease as a percentage of our average net assets because of the anticipated growth in the size of our asset base.
The increase in expenses for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 is primarily due to the increase in the size of our investment portfolio, the acceleration of our operational activity during the three months ended March 31, 2024 and the incurrence of borrowings under the K-FIT AB-1 Credit Facility and the Senior Secured Revolving Credit Facility.
Interest expense, among other things, may increase or decrease our expense ratios relative to comparative periods depending on portfolio performance, changes in amounts outstanding under our financing arrangement and benchmark interest rates such as SOFR, among other factors.
Net Investment Income
Our net investment income totaled $7,445 ($0.83 per share) and $233 ($0.73 per share) for the three months ended March 31, 2024 and 2023, respectively. The increase in net investment income during the three months ended March 31, 2024 compared to the three months ended March 31, 2023 can primarily be attributed to the increase in interest and fee income discussed above.

Net Realized Gains or Losses
Our net realized gains (losses) on investments and foreign currency for the three months ended March 31, 2024 and 2023 were as follows:

	Three Months Ended March 31,
	2024	2023
Net realized gain (loss) on investments(1)	$65	$0
Net realized gain (loss) on foreign currency	45	—
Total net realized gain (loss)	$110	$0
______________
(1)We sold investments and received principal repayments, respectively, of $16,410 and $253 during the three months ended March 31, 2024 and $0 and $7 during the three months ended March 31, 2023.

Net Change in Unrealized Appreciation (Depreciation)
Our net change in unrealized appreciation (depreciation) on investments and unrealized gain (loss) on foreign currency for the three months ended March 31, 2024 and 2023 was as follows:

	Three Months Ended March 31,
	2024	2023
Net change in unrealized appreciation (depreciation) on investments	$1,861	$162
Net change in unrealized gain (loss) on foreign currency	157	—
Total net change in unrealized appreciation (depreciation)	$2,018	$162
The net change in unrealized appreciation (depreciation) during the three months ended March 31, 2024 was driven primarily by appreciation on several specific assets in the portfolio.
Net Increase (Decrease) in Net Assets Resulting from Operations
For the three months ended March 31, 2024, the net increase in net assets resulting from operations was $9,573 ($1.06 per share) compared to a net increase in net assets resulting from operations of $395 ($1.24 per share) for the three months ended March 31, 2023.
Financial Condition, Liquidity and Capital Resources
Overview
We intend to generate cash primarily from the net proceeds from the Private Offering and from cash flows from interest and fees earned from our investments and principal repayments and proceeds from sales of our investments. We may also fund a portion of our investments through borrowings from banks and issuances of senior securities, including before we have fully invested the proceeds of the Private Offering. Our primary use of cash will be investments in portfolio companies, payments of our expenses, including management fees, incentive fees and interest expenses, payment of cash distributions to our shareholders and repurchases of our Common Shares under our discretionary share repurchase program.
As of March 31, 2024, we had received capital commitments of $420,000 from investors in the Private Offering, and have called an aggregate of $238,500 in capital contributions in exchange for 8,457,385 in Class I shares in connection with such commitments.
As of March 31, 2024, we had $10,449 in cash and foreign currency, which we held in custodial accounts. As of March 31, 2024, we had unfunded debt investments with aggregate unfunded commitments of $95,909 and unfunded equity/other commitments of $10,462. We maintain sufficient cash on hand, available borrowings and liquid securities to fund such unfunded commitments should the need arise.
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
As of March 31, 2024, our asset coverage ratio as calculated under the 1940 Act was 438%.
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
Financing Arrangements
The following table presents summary information with respect to our outstanding financing arrangements as of March 31, 2024:

	As of March 31, 2024 (Unaudited)
Arrangement	Type of Arrangement	Rate	Amount Outstanding		Amount Available	Maturity Date
Senior Secured Revolving Credit Facility(1)	Revolving Credit Facility	SOFR+2.13%(2)	$41,096	(3)	$83,904	July 19, 2028
K-FIT AB-1 Credit Facility(1)	Revolving Credit Facility	SOFR+2.75%(2)	45,000		205,000	October 10, 2028
Total			$86,096		$288,904
___________
(1)The carrying amount outstanding under the facility approximates its fair value.
(2)The benchmark rate is subject to a 0% floor.
(3)Amount includes borrowing in Euros and pounds sterling. Euro balance outstanding of €2,500 has been converted to U.S. dollars at an exchange rate of €1.00 to $1.08 as of March 31, 2024 to reflect total amount outstanding in U.S. dollars. Pounds sterling balance outstanding of £11,000 has been converted to U.S. dollars at an exchange rate of £1.00 to $1.26 as of March 31, 2024 to reflect total amount outstanding in U.S. dollars.

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
During certain periods, our distributions may exceed our earnings. As a result, it is possible that a portion of the distributions we make may represent a return of capital. A return of capital generally is a return of a shareholder’s investment rather than a return of earnings or gains derived from our investment activities. Each year a statement on Form 1099-DIV identifying the sources of the distributions will be mailed to our shareholders. No portion of the distributions paid during the three months ended March 31, 2024 represented a return of capital.
We intend to continue to make our regular distributions in the form of cash, out of assets legally available for distribution, except for those shareholders who have elected to receive their distributions in the form of additional Common Shares under our distribution reinvestment plan. Any distributions reinvested under the plan will nevertheless remain taxable to a U.S. shareholder.
The following table reflects the cash distributions per share that we have declared on our Common Shares during the three months ended March 31, 2024:

	Distribution
For the Three Months Ended	Per Share	Amount
Fiscal 2024
March 31, 2024	$0.73	$6,567
Total	$0.73	$6,567
See Note 5 to our unaudited consolidated financial statements included herein for additional information regarding our distributions.
Recent Developments
Distributions
On April 3, 2024, the Board declared a distribution of $0.25 per Common Share, payable on or about May 29, 2024 to shareholders of record as of the close of business on April 30, 2024. Additionally, on May 2, 2024, the Board declared a distribution of $0.25 per Common Share, payable on or about June 26, 2024 to shareholders of record as of the close of business on May 31, 2024. Shareholders may receive the distribution payments in cash or in Common Shares in accordance with their election under the Company’s distribution reinvestment plan.
Private Offering Closings
On April 1, 2024, we issued and sold 258,034 Common Shares in the Private Offering (with the final number of Common Shares issued being determined on April 22, 2024) pursuant to subscription agreements entered into with the participating investors for aggregate consideration of $7,532.
On May 1, 2024, we issued and sold Common Shares in the Private Offering pursuant to subscription agreements entered into with the participating investors for aggregate consideration of $51,967. The final number of Common Shares issued as of May 1, 2024 in connection with the monthly closing will be determined at a later date in connection with the Company’s determination of its net asset value per Common Share as of April 30, 2024.
Cliffwater Warehouse
On May 9, 2024, the Company entered into the Facility Agreement, with the Financing Provider to acquire portfolio investments from time to time by purchasing all or a portion of certain investments owned and held by the applicable Financing Provider at the Company’s or the applicable Financing Provider’s request pursuant to the terms and provisions of the Facility

Agreement. The Facility Agreement amends and restates that certain Cliffwater Facility Agreement the Company entered into with Cliffwater on August 2, 2022, and is effective as of March 29, 2024. A detailed description of the Facility Agreement can be found in Item 5.

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
As of March 31, 2024, our investment portfolio, valued at fair value in accordance with our Board-approved valuation policy, represented 93.15% of our total assets, as compared to 75.25% of our total assets as of December 31, 2023.
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
The NAV calculation is available generally within 20 business days after the end of the applicable month. Changes in our monthly NAV will reflect factors including, but not limited to, accruals for net portfolio income, interest expense and unrealized/realized gains (losses) on assets, any applicable organizational and offering costs and any expense reimbursements. When the Adviser determines NAV as of a day that is not the last day of a calendar quarter in connection with a drawdown on capital commitments or, for monthly closings to investors for immediate cash investment, as of the last day of a month that is not also the last day of a calendar quarter, we intend to update the value of securities with reliable market quotations to the most recent market quotation. For securities without reliable market quotations, the Adviser’s valuation team will generally value such assets at the most recent quarterly valuation unless the Adviser determines that a significant observable change has occurred since the most recent quarter-end with respect to the investment (which determination may be as a result of a material event at a portfolio company, material change in market spreads, secondary market transaction in the securities of an investment or otherwise). If the Adviser determines such a change has occurred with respect to one or more investments, the Adviser will determine whether to update the value for each relevant investment using a range of values from an independent valuation firm, where applicable, in accordance with the Adviser’s valuation policy, pursuant to authority designated by the Board. Additionally, the Adviser may otherwise determine to update the most recent quarter-end valuation of an investment without reliable market quotations that the Adviser considers to be material to the Company using a range of values from an independent valuation firm.

The most recently determined NAV per share for the Common Shares will be reported by the Company under cover of a Current Report on Form 8-K filed with the SEC.
Contractual Obligations
We have entered into the Advisory Agreement and Administration Agreement with the Adviser to provide us with investment advisory and administrative services. Payments for investment advisory services under the Advisory Agreement are equal to (a) an annual base management fee based on the average monthly value of the Company’s net assets during the most recently completed calendar quarter, and (b) an incentive fee based on our performance. The Adviser is reimbursed for administrative expenses incurred on our behalf. See Note 4 to our unaudited consolidated financial statements included herein for a discussion of these agreements and for the amount of fees and expenses accrued under these agreements during the three months ended March 31, 2024.
If any of our contractual obligations are terminated, our costs may increase under any new agreements that we enter into as replacements. We would also likely incur expenses in locating alternative parties to provide the services we expect to receive under our Advisory Agreement and our Administration Agreement.
Off-Balance Sheet Arrangements
We may become a party to financial instruments with off-balance sheet risk in the normal course of our business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of March 31, 2024, we had off-balance sheet arrangements with the Financing Provider under the Cliffwater Facility Agreement, as described below.
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
As of March 31, 2024, the conditions precedent to our obligation to purchase any such investments have not been met. We do not hold any beneficial interest in the warehouse.
During the three months ended March 31, 2024, the Company purchased investments, including unfunded commitments, with a cost of $65,390 from the Financing Provider. As of March 31, 2024, $65,098 of these purchases are included in payable for investments purchased in the statement of assets and liabilities. For the period from April 1, 2024 through May 10, 2024, the Company purchased investments, including unfunded commitments, with a cost of $54,111 from the Financing Provider.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We are subject to financial market risks, including changes in interest rates. As of March 31, 2024, 93.5% of our portfolio investments (based on fair value) were debt investments paying variable interest rates, 2.2% were debt investments paying fixed interest rates, 3.9% were other income producing investments and the remaining 0.4% consisted of non-income producing investments. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to any variable rate investments we hold and to declines in the value of any fixed rate investments we hold. However, many of our variable rate investments provide for an interest rate floor, which may prevent our interest income from increasing until benchmark interest rates increase beyond a threshold amount. To the extent that a substantial portion of our investments may be in variable rate investments, an increase in interest rates beyond this threshold would make it easier for us to meet or exceed the hurdle rate applicable to the subordinated incentive fee on income, and may result in a substantial increase in our net investment income and to the amount of incentive fees payable to the Adviser with respect to our increased pre-incentive fee net investment income. A prolonged reduction in interest rates could reduce our gross investment income and could result in a decrease in our net investment income if such decreases in interest rates are not offset by a corresponding increase in the spread over the specified reference rate that we earn on any portfolio investments, a decrease in our operating expenses or a decrease in the interest rate of our floating interest rate liabilities.
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
The following table shows the effect over a twelve-month period of changes in interest rates on our interest income, interest expense and net interest income assuming no changes in the composition of our investment portfolio, including the accrual status of our investments, and our financing arrangements in effect as of March 31, 2024 (dollar amounts are presented in thousands):

Basis Point Change in Interest Rates	Increase (Decrease) in Interest Income(1)	Increase (Decrease) in Interest Expense(2)	Increase (Decrease) in Net Interest Income(1)	Percentage Change in Net Interest Income
Down 250 basis points	$(10,383)	$(2,152)	$(8,231)	(16.7)%
Down 200 basis points	(8,306)	(1,722)	(6,584)	(13.4)%
Down 150 basis points	(6,230)	(1,291)	(4,939)	(10.0)%
Down 100 basis points	(4,153)	(861)	(3,292)	(6.7)%
Down 50 basis points	(2,077)	(430)	(1,647)	(3.3)%
Up 50 basis points	2,077	430	1,647	3.3%
Up 100 basis points	4,153	861	3,292	6.7%
Up 150 basis points	6,230	1,291	4,939	10.0%
Up 200 basis points	8,306	1,722	6,584	13.4%
Up 250 basis points	10,383	2,152	8,231	16.7%
_______________
(1)Assumes no defaults or prepayments by portfolio companies over the next twelve months.
(2)Assumes current debt outstanding as of March 31, 2024, and no changes over the next twelve months.

We expect that our long-term investments will be financed primarily with equity and debt. If deemed prudent, we may use interest rate risk management techniques in an effort to minimize our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations. During the three months ended March 31, 2024, we did not engage in interest rate hedging activities.
Foreign Currency Risk
From time to time, we may make investments that are denominated in a foreign currency that are subject to the effects of exchange rate movements between the foreign currency of each such investment and the U.S. dollar, which may affect future fair values and cash flows, as well as amounts translated into U.S. dollars for inclusion in our consolidated financial statements. Based on our assessment of the foreign currency exchange rate risk, as of March 31, 2024, we had no hedging transactions in place as we deemed the risk acceptable, and we did not believe it was necessary to mitigate this risk at that time.

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

Item 4.    Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2024.
Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that we would meet our disclosure obligations.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the three-month period ended March 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.    Risk Factors.
In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors that appeared under Item 1A. “Risk Factors” in our most recent Annual Report on Form 10-K. There are no material changes from the risk factors included within our most recent Annual Report on Form 10-K and Quarterly Reports on Form 10-Q.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
Sales of Unregistered Equity Securities
During the three months ended March 31, 2024, we issued and sold an aggregate of 1,570,645 Class I shares pursuant to subscription agreements entered into with participating investors for aggregate consideration of $45.8 million. All offers and sales of Class I shares during the three months ended March 31, 2024 were conducted in connection with the Private Offering in reliance on the exemption from the registration requirements of the Securities Act provided by Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder. We relied, in part, upon representations from each participating investor in the relevant subscription agreement that such investor is an “accredited investor” as defined in Regulation D under the Securities Act.
Issuer Purchases of Equity Securities
We did not repurchase any of our equity securities during the three months ended March 31, 2024.
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
Please see Note 3 for more information regarding our discretionary share repurchase program.
Item 3.    Defaults upon Senior Securities.
Not applicable.
Item 4.    Mine Safety Disclosures.
Not applicable.
Item  5.    Other Information.
Rule 10b5-1 Trading Plans
During the fiscal quarter ended March 31, 2024, none of our trustees or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”
Cliffwater Warehouse
The Facility Agreement creates a forward obligation of the applicable Financing Provider to sell, and a forward obligation of the Company or its designee to purchase, all or a portion of certain investments owned and held by the applicable Financing Provider at the Company’s or the applicable Financing Provider’s request pursuant to the terms and conditions of the Facility Agreement. Prior to the date on which (i) an insolvency proceeding is commenced by the Company or (ii) an insolvency proceeding is commenced against the Company and is not dismissed or stayed within 60 days, the Company’s obligation to purchase such investments is conditional upon satisfying certain conditions, including that the Company has called and received the Capital Condition in an aggregate amount of at least $500 million. As of May 9, 2024, the conditions precedent to the Company’s obligation to purchase such investments had not been met. The Company made customary representations and warranties in the Facility Agreement.
Subject to satisfaction of the Capital Condition, the Facility Agreement provides that, on or prior to the twenty-four month anniversary of the A&R Effective Date, the Scheduled Facility End Date, the applicable Financing Provider can require the Company to purchase from the applicable Financing Provider such investments entered into in connection with the Facility Agreement (x) with respect to such investment initially acquired by the applicable Financing Provider prior to date that the Company has raised investor subscriptions that are callable, have been called or received in an aggregate amount of at least $750 million, such date, the Subscription Threshold Date, in an amount up to 3.0% of the aggregate subscriptions that the Company has raised on or prior to the trade date of any purchase and (y) with respect to such investment initially acquired by the applicable Financing Provider on or after the Subscription Threshold Date, in an amount up to 2.0% of the aggregate subscriptions that the Company has raised on or prior to the trade date of any purchase. Such purchases will be at the prices determined under the Facility Agreement, as discussed further below; provided that, (i) the Company may, on one occasion, extend the Scheduled Facility End Date by three months and (ii) if no notice requiring a purchase or sale, as applicable, of such investments is delivered in accordance with the Facility Agreement by the Scheduled Facility End Date, none of the parties to the Facility Agreement may require the other party to purchase or sell, as applicable, such investments after the Scheduled Facility End Date.
In connection with investments (other than Warehouse Asset Based Finance Investments (as defined below)):
(A) The applicable Financing Provider will receive during the period commencing on the date the applicable Financing Provider acquires an investment and ending on the date immediately preceding the trade date of such investment, the Holding Period (i) all principal proceeds, all OID and Fees (as defined in the Facility Agreement) paid on account of any portion of an underlying purchased loan that is repaid or prepaid and not available to be reborrowed and an available unfunded commitment that has been terminated, not funded and is not available to be reborrowed by the underlying obligor and all amendment fees on such investments it holds pursuant to the Facility Agreement, in each case, during the Holding Period, (ii) all cash interest and payment-in-kind interest and all fees (other than one-time fees) that regularly accrue and are payable to all lenders under the underlying documents for such investments on account of such lenders’ loans or commitments outstanding pursuant to such underlying documents, in each case, during the Holding Period and (iii) additional consideration for any such investments transferred to the Purchaser that have paid OID and Fees prior to the trade date during the Holding Period equal to an amount from 0.25% to 1.50% (based on the length of time such asset is held by the applicable Financing Provider) of the par value or unfunded amount, as applicable, of any such investment as of immediately prior to any transfer of such investment by the applicable Financing Provider to the Company (the consideration under this clause (iii), the Additional Consideration).
(B) Following fulfillment of the conditions precedent to the Company’s obligations to purchase any loans under the Facility Agreement, the Company will purchase such loans owned and held by the applicable Financing Provider under the Facility Agreement at a purchase price equal to (i) the par amount of such loan plus, without duplication, (ii) PIK interest accrued during the Holding Period and PIK interest accrued but not capitalized prior to the Holding Period minus (iii) the sum of (x) OID, upfront fees and other similar fees on account of such purchase loan (all of which are attributable to the Holding Period) plus (y) any termination fees or other similar fees during the Holding Period plus (iv) solely to the extent that such loan has paid OID, upfront fees or other similar fees, the Additional Consideration.
(C) Similarly, following fulfillment of the conditions precedent to the Company’s obligations to purchase any unfunded commitments under the Facility Agreement, the Company will purchase such assets owned and held by the applicable Financing Provider under the Facility Agreement at a purchase price equal to (i) zero plus (ii) solely to the extent that such unfunded commitment has paid OID, upfront fees or other similar fees, the Additional Consideration minus (iii) OID, upfront fees and other similar fees on account of such unfunded commitment. The above purchase price calculations are subject to adjustment in certain circumstances under the Facility Agreement.
In connection with investments, including related unfunded commitments, underwritten primarily on investments backed by large and diversified pools of financial hard and contractual assets, the Warehouse Asset Based Finance Investments, following fulfillment of the conditions precedent to the Company’s obligations to purchase any Warehouse Asset Based Finance Investments under the Facility Agreement, the Company will purchase such Warehouse Asset Based Finance Investments owned and held by the applicable Financing Provider under the Facility Agreement at a purchase price equal to (i) the funded cost of such Warehouse Asset Based Finance Investments, minus (ii) the amount of any PIK interest accrued during the Holding Period, minus (iii) the amount of any OID upfront fees and other similar fees on account of such Warehouse Asset Based Finance Investments during the Holding Period, minus (iv) an amount equal to 11% per annum (or, after the one year anniversary of the date the applicable Financing Provider acquired the Warehouse Asset Based Finance Investments, 12%) on the aggregate funded investment cost during the Holding Period of such Warehouse Asset Based Finance Investments, minus, (v) the amount of interest, dividends, fees and other amounts (other than proceeds of principal and other amounts paid on account of indemnification and reimbursement expenses) received by the applicable Financing Provider during the Holding Period on account of such Warehouse Asset Based Finance Investments. This purchase price calculation is subject to adjustment in certain circumstances under the Facility Agreement. Except as set forth above, the Company receives all other economics arising before, during and after the Holding Period on such Asset-Based Finance.
In the event the settlement date for any purchase by the Company occurs (i) on or before seven business days after the applicable trade date, such date, a Delayed Comp Trigger Date, the above amounts received by the applicable Financing Provider will be extended to the Delayed Comp Trigger Date and (ii) after the seventh business days after the applicable trade date (in the event such purchase has not occurred by way of a participation), the amounts received by the applicable Financing Provider will include the amounts set forth in the foregoing clause (i) through the Delayed Comp Trigger Date and will also include an amount equal to daily simple SOFR plus 11.448 basis points for each day that elapses between the Delayed Comp Trigger Date and the applicable settlement date. The Company will receive all other OID and Fees and all termination fees, prepayment premiums, make-whole or similar fees or payments with respect to such investments.
Unless otherwise agreed to by the Company, Cliffwater and CCLF Sub, each investment transaction under the Facility Agreement is expected to be for portfolio investments with a purchase price of at least $1.0 million or, if less, the purchase price of all remaining portfolio investments, including related unfunded commitments, held by the applicable Financing Provider.
The fair value of the loans under the Facility Agreement is not reflected in the purchase price. As such, for loans, to the extent the Company is required to buy a loan from the applicable Financing Provider, the Company bears the risk of the fair value of such loan falling below the par value. In contrast, to the extent that the Company is not required to buy a loan, the applicable Financing Provider bears the risk of the fair value of such loan falling below such par value. Similarly, for unfunded commitments, to the extent the Company is required to buy an unfunded commitment, it will bear the risk of being required to buy a loan that, upon funding, may be valued below the par value. In contrast, to the extent that the Company is not required to buy a loan, the applicable Financing Provider will bear such risk.
The portfolio investments expected to be purchased by the Company from time to time pursuant to the Facility Agreement are expected to generally consist of directly originated loans to middle-market U.S. companies consistent with the Company’s investment objective and investment strategies. There are no material differences between the underwriting standards used in the acquisition of the portfolio investments the Company expects to acquire pursuant to the Facility Agreement and the underwriting standards to be employed by FS/KKR Advisor, LLC, the Company’s investment adviser, on the Company’s behalf for any other portfolio investments to be acquired or held by the Company from time to time.
As of May 9, 2024, there were sixteen loans with an aggregate commitment par value of $96 million, inclusive of $32 million of unfunded commitments, that the Financing Provider purchased and was holding at the Company’s request pursuant to the Facility Agreement.

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

10.1
First Amendment to the Senior Secured Revolving Credit Agreement, dated January 26, 2024, by and among KKR FS Income Trust, Sumitomo Mitsui Banking Corporation, and the financial institutions party thereto (Incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K filed on March 13,2024).

10.2*	Amended and Restated Facility Agreement by and between Cliffwater Corporate Lending Fund, CCLF Holdings (D13) LLC and the Company, dated May 9, 2024

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended

32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized on May 15, 2024.

KKR FS Income Trust

By:	/s/ Michael C. Forman
Michael C. Forman Chief Executive Officer (Principal Executive Officer)

By:	/s/ Steven Lilly
Steven Lilly Chief Financial Officer (Principal Financial Officer)

By:	/s/ William Goebel
William Goebel Chief Accounting Officer