Form 10-Q
period 2024-06-30
KKR FS Income Trust
filed 2024-08-14
CIK 1930679

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________________
FORM 10-Q
_________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2024

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
The number of shares of the registrant’s common shares of beneficial interest, par value $0.01 per share, outstanding as of July 31, 2024 was 16,144,420 of Class I shares.

PART I—FINANCIAL INFORMATION
Item 1.    Financial Statements.
KKR FS Income Trust
Consolidated Statements of Assets and Liabilities
(in thousands, except share and per share amounts)

	June 30, 2024
	(Unaudited)	December 31, 2023
Assets
Investments, at fair value
Non-controlled/unaffiliated investments (amortized cost—$599,967 and $259,157, respectively)	$608,824	$262,547
Non-controlled/affiliated investments (amortized cost—$7,062 and $0, respectively)	7,049	—
Controlled/affiliated investments (amortized cost—$1,824 and $1,304, respectively)	1,973	1,383
Total investments, at fair value (amortized cost—$608,853 and $260,461, respectively)	617,846	263,930
Cash	25,190	78,558
Foreign currency (amortized cost—$740 and $425, respectively)	737	433
Receivable for investments sold and repaid	7,109	210
Income receivable	6,640	3,204
Expense support receivable	—	436
Deferred financing costs	3,738	3,781
Prepaid expenses and other assets	324	184
Total assets	$661,584	$350,736

Liabilities
Payable for investments purchased	$92,105	$8,400
Debt(1)	169,032	94,231
Unrealized depreciation on foreign currency forward contracts	6	—
Shareholders’ distributions payable	4,639	2,030
Organizational and offering costs payable	732	—
Accrued capital gains incentive fee(2)	1,115	390
Administrative services expense payable	521	174
Accrued accounting and administrative fees	53	43
Interest payable	1,935	445
Other accrued expenses and liabilities	527	614
Total liabilities	270,665	106,327
Commitments and contingencies(3)

Series A Preferred Shares, $0.001 par value, unlimited shares authorized, 515 and 515 shares issued and outstanding, respectively; liquidation preference of $515 and $515, respectively	515	515

Shareholders’ equity
Common Shares, $0.01 par value, unlimited shares authorized, 13,255,282 and 8,457,385 Class I shares issued and outstanding, respectively	133	85
Capital in excess of par value	379,270	238,811
Retained earnings (accumulated deficit)	11,001	4,998
Total shareholders’ equity	390,404	243,894
Total liabilities, preferred shares and shareholders’ equity	$661,584	$350,736
Net asset value per share of common shares at period end	$29.45	$28.84
_______________
(1)See Note 9 for a discussion of the Company’s financing arrangements.
(2)See Note 2 for a discussion of the methodology employed by the Company in calculating the capital gains incentive fees.
(3)See Note 10 for a discussion of the Company’s commitments and contingencies.
See notes to unaudited consolidated financial statements.

KKR FS Income Trust
Unaudited Consolidated Statements of Operations
(in thousands, except share and per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Investment income
From non-controlled/unaffiliated investments:
Interest income	$14,060	$498	$22,977	$702
Fee income	635	222	2,559	251
Dividend and other income	483	—	1,052	—
From non-controlled/affiliated investments:
Interest income	54	—	64	—
From controlled/affiliated investments:
Dividend and other income	28	—	28	—
Total investment income	15,260	720	26,680	953

Operating expenses
Management fees	1,039	61	1,832	62
Subordinated income incentive fees(1)	1,174	—	2,216	—
Capital gains incentive fees(1)	458	201	724	201
Interest expense(2)	3,372	—	5,368	—
Administrative services expense	380	142	816	142
Accounting and administrative fees	80	1	114	3
Organizational and offering costs	807	—	1,265	—
Insurance expense	46	92	91	237
Audit expense	136	—	289	—
Other general and administrative expenses	388	216	539	216
Total operating expenses	7,880	713	13,254	861
Management and incentive fee waivers	(2,213)	(61)	(4,048)	(62)
Expense waiver(3)	—	—	—	(147)
Recoupment of previously waived expenses	—	—	436	—
Net expenses	5,667	652	9,642	652
Net investment income	9,593	68	17,038	301

Realized and unrealized gain/loss
Net realized gain (loss) on investments:
Non-controlled/unaffiliated investments	(9)	17	56	17
Net realized gain (loss) on foreign currency	6	(2)	51	(2)
Net change in unrealized appreciation (depreciation) on investments:
Non-controlled/unaffiliated investments	3,631	1,586	5,467	1,748
Non-controlled/affiliated investments	(13)	—	(13)	—
Controlled/affiliated investments	45	—	70	—
Net change in unrealized appreciation (depreciation) on foreign currency forward contracts	(6)	—	(6)	—
Net change in unrealized appreciation (depreciation) on foreign currency	12	3	169	3
Total net realized and unrealized gain (loss)	3,666	1,604	5,794	1,766
Net increase (decrease) in net assets resulting from operations	$13,259	$1,672	$22,832	$2,067

Per share information—basic and diluted
Net increase (decrease) in net assets resulting from operations (Earnings (Losses) per Share)	$1.12	$2.48	$2.20	$4.17
Weighted average shares outstanding	11,782,694	667,273	10,383,252	492,717
_______________
(1)See Note 2 and 4 for a discussion of the methodology employed by the Company in calculating the capital gains incentive fees and subordinated income incentive fees.
(2)See Note 9 for a discussion of the Company’s financing arrangements.
(3)See Note 4 for a discussion of the Company’s expense support and conditional reimbursement.
See notes to unaudited consolidated financial statements.

KKR FS Income Trust
Unaudited Consolidated Statements of Changes in Net Assets
(in thousands, except share and per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Operations
Net investment income (loss)	$9,593	$68	$17,038	$301
Net realized gain (loss) on investments and foreign currency	(3)	15	107	15
Net change in unrealized appreciation (depreciation) on investments and foreign currency forward contracts	3,657	1,586	5,518	1,748
Net change in unrealized appreciation (depreciation) on foreign currency	12	3	169	3
Net increase (decrease) in net assets resulting from operations	13,259	1,672	22,832	2,067

Shareholder distributions
Distributions to common shareholders	(10,231)	—	(16,798)	—
Distributions to preferred shareholders	(16)	(15)	(31)	(15)
Net decrease in net assets resulting from shareholder distributions	(10,247)	(15)	(16,829)	(15)

Capital transactions(1)
Issuance of capital	94,504	72,500	140,304	81,500
Reinvestment of shareholder distributions	203	—	203	—
Net increase (decrease) in net assets resulting from capital share transactions	94,707	72,500	140,507	81,500

Total increase (decrease) in net assets	97,719	74,157	146,510	83,552
Net assets at beginning of period	292,685	16,624	243,894	7,229
Net assets at end of period	$390,404	$90,781	$390,404	$90,781
_______________
(1)See Note 3 for a discussion of the Company’s capital share transactions.
See notes to unaudited consolidated financial statements.

KKR FS Income Trust
Unaudited Consolidated Statements of Cash Flows
(in thousands, except share and per share amounts)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$22,832	$2,067
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of investments	(394,469)	(90,617)
Paid-in-kind interest	(528)	—
Proceeds from sales and repayments of investments	46,997	478
Net realized (gain) loss on investments	(56)	(17)
Net change in unrealized (appreciation) depreciation on investments	(5,524)	(1,748)
Net change in unrealized (appreciation) depreciation on foreign currency forward contracts	6	—
Accretion of discount	(336)	(15)
Amortization of deferred financing costs	474	—
Unrealized (gain)/loss on borrowings in foreign currency	(211)	—
(Increase) decrease in receivable for investments sold and repaid	(6,899)	(10)
(Increase) decrease in income receivable	(3,436)	(301)
(Increase) decrease in expense support receivable	436	(147)
(Increase) decrease in prepaid expenses and other assets	(140)	53
Increase (decrease) in payable for investments purchased	83,705	77,898
Increase (decrease) in organizational and offering costs payable	732	—
Increase (decrease) in accrued capital gains incentive fee	725	201
Increase (decrease) in administrative services expense payable	347	142
Increase (decrease) in accrued accounting and administrative fees	10	7
Increase (decrease) in interest payable	1,490	—
Increase (decrease) in other accrued expenses and liabilities	(87)	342
Net cash provided by (used in) operating activities	(253,932)	(11,667)
Cash flows from financing activities
Issuance of capital	140,304	81,500
Issuance of preferred shares	—	515
Reinvestment of shareholder distributions	203	—
Distributions to common shareholders	(14,189)	—
Distributions to preferred shareholders	(31)	(15)
Borrowings under financing arrangements	215,752	—
Repayments under financing arrangements	(140,740)	—
Deferred financing costs paid	(431)	—
Net cash provided by (used in) financing activities	200,868	82,000
Total increase (decrease) in cash	(53,064)	70,333
Cash and foreign currency at beginning of period	78,991	465
Cash and foreign currency at end of period	$25,927	$70,798
Supplemental disclosure
Interest paid during the period	$3,404	$—

See notes to unaudited consolidated financial statements.

KKR FS Income Trust
Unaudited Consolidated Schedule of Investments
As of June 30, 2024
(in thousands, expect share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Principal Amount(c)/Shares	Amortized Cost	Fair Value(d)
Senior Secured Loans—First Lien—129.7%
Advanced Dermatology & Cosmetic Surgery	(f)(i)	Health Care Equipment & Services	SF+625	1.0%	5/7/27	$829	$829	$827
Affordable Care Inc	(f)	Health Care Equipment & Services	SF+550	0.8%	8/2/28	1,658	1,658	1,658
Alera Group Intermediate Holdings Inc	(f)	Insurance	SF+525	0.8%	10/2/28	1,658	1,658	1,667
Amerivet Partners Management Inc	(f)	Health Care Equipment & Services	SF+525	0.8%	2/25/28	3,316	3,316	3,316
Apex Service Partners LLC	(f)	Commercial & Professional Services	SF+650	1.0%	10/24/29	816	816	816
Apex Service Partners LLC	(f)(g)	Commercial & Professional Services	SF+500, 2.0% PIK (2.0% Max PIK)	1.0%	10/24/30	26,321	26,081	26,654
Apex Service Partners LLC	(h)	Commercial & Professional Services	SF+650	1.0%	10/24/29	1,011	1,011	1,011
Apex Service Partners LLC	(h)	Commercial & Professional Services	SF+500, 2.0% PIK (2.0% Max PIK)	1.0%	10/24/30	570	570	577
Ardonagh Group Ltd/The	(f)(j)	Insurance	SF+475	0.5%	2/17/31	10,630	10,513	10,524
Ardonagh Group Ltd/The	(h)(j)	Insurance	SF+475	0.5%	2/17/31	979	974	969
BDO USA PA	(f)(g)	Commercial & Professional Services	SF+600	2.0%	8/31/28	16,927	16,674	17,097
Cadence Education LLC	(f)	Consumer Services	SF+500	0.8%	5/1/31	7,071	7,035	7,035
Cadence Education LLC	(h)	Consumer Services	SF+500	0.8%	5/1/30	1,086	1,086	1,080
Cadence Education LLC	(h)	Consumer Services	SF+500	0.8%	5/1/31	1,843	1,843	1,834
Clarience Technologies LLC	(f)(i)	Capital Goods	SF+575	0.8%	2/13/30	136	95	135
Clarience Technologies LLC	(f)(g)(i)	Capital Goods	SF+575, 0.0% PIK (2.5% Max PIK)	0.8%	2/13/31	37,524	37,029	37,457
Clarience Technologies LLC	(h)(i)	Capital Goods	SF+575	0.8%	2/13/30	3,931	3,931	3,924
Clarience Technologies LLC	(h)(i)	Capital Goods	SF+575, 0.0% PIK (2.5% Max PIK)	0.8%	2/13/31	4,067	4,026	4,060
Community Brands Inc	(f)	Software & Services	SF+550	0.8%	2/24/28	829	828	829
CSafe Global	(f)(g)(i)	Transportation	SF+575	0.8%	12/14/28	27,793	27,804	28,015
CSafe Global	(f)(i)	Transportation	SA+575	0.8%	12/14/28	£3,878	4,899	4,939
CSafe Global	(f)(i)	Transportation	SF+575	0.8%	3/8/29	$921	923	921
CSafe Global	(h)(i)	Transportation	SF+575	0.8%	12/14/28	1,176	1,170	1,185
CSafe Global	(h)(i)	Transportation	SF+575	0.8%	3/8/29	1,958	1,958	1,958
Dental365 LLC	(g)	Health Care Equipment & Services	SF+525	0.8%	8/5/28	9,440	9,440	9,393
Dental365 LLC	(h)	Health Care Equipment & Services	SF+575	0.8%	5/5/28	2,216	2,216	2,205
Dental365 LLC	(h)	Health Care Equipment & Services	SF+575	0.8%	8/5/28	5,992	5,992	5,962
DOXA Insurance Holdings LLC	(f)	Insurance	SF+550	0.8%	12/20/30	10,075	10,022	10,197
DOXA Insurance Holdings LLC	(h)	Insurance	SF+550	0.8%	12/20/29	1,233	1,233	1,233
DOXA Insurance Holdings LLC	(h)	Insurance	SF+550	0.8%	12/20/30	1,114	1,114	1,127
See notes to unaudited consolidated financial statements.

KKR FS Income Trust
Unaudited Consolidated Schedule of Investments (continued)
As of June 30, 2024
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Principal Amount(c)/Shares	Amortized Cost	Fair Value(d)
DOXA Insurance Holdings LLC	(h)	Insurance	SF+500	0.8%	12/20/30	$838	$838	$830
DuBois Chemicals Inc	(f)(g)	Materials	SF+475	0.8%	6/13/31	12,786	12,722	12,722
DuBois Chemicals Inc	(h)	Materials	SF+500	0.8%	6/13/31	2,138	2,138	2,138
DuBois Chemicals Inc	(h)	Materials	SF+500	0.8%	6/13/31	2,138	2,138	2,127
Excelitas Technologies Corp	(f)(i)	Technology Hardware & Equipment	SF+525	0.8%	8/12/29	1,095	1,106	1,095
Galway Partners Holdings LLC	(f)	Insurance	SF+525	0.8%	9/30/27	126	126	126
Galway Partners Holdings LLC	(f)	Insurance	SF+525	0.8%	9/29/28	9,036	9,036	9,036
Galway Partners Holdings LLC	(h)	Insurance	SF+525	0.8%	9/30/27	792	792	792
Gigamon Inc	(f)	Software & Services	SF+575	1.0%	3/9/29	829	829	829
Granicus Inc	(f)	Software & Services	SF+350, 2.3% PIK (2.3% Max PIK)	0.8%	1/17/31	324	323	327
Granicus Inc	(f)	Software & Services	SF+525	0.8%	1/17/31	1	1	1
Granicus Inc	(h)	Software & Services	SF+350, 2.3% PIK (2.3% Max PIK)	0.8%	1/17/31	48	48	49
Granicus Inc	(h)	Software & Services	SF+525	0.8%	1/17/31	45	45	45
Heritage Environmental Services Inc	(f)(g)	Commercial & Professional Services	SF+550	0.8%	1/31/31	20,003	19,862	20,399
Heritage Environmental Services Inc	(h)	Commercial & Professional Services	SF+550	0.8%	1/31/30	2,750	2,750	2,750
Highgate Hotels Inc	(f)(g)	Consumer Services	SF+550	1.0%	11/5/29	12,673	12,520	12,926
Highgate Hotels Inc	(f)	Consumer Services	SF+550	1.0%	11/5/29	478	466	478
Highgate Hotels Inc	(h)	Consumer Services	SF+550	1.0%	11/5/29	1,114	1,114	1,114
Individual FoodService	(f)(g)	Capital Goods	SF+600	1.0%	10/31/29	22,138	21,757	22,334
Individual FoodService	(h)	Capital Goods	SF+600	1.0%	10/31/29	871	871	879
Individual FoodService	(h)	Capital Goods	SF+600	1.0%	10/31/29	1,764	1,764	1,764
Insightsoftware.Com Inc	(f)	Software & Services	SF+525	0.8%	5/25/28	189	189	190
Insightsoftware.Com Inc	(f)	Software & Services	SF+525	1.0%	5/25/28	119	119	119
Insightsoftware.Com Inc	(f)	Software & Services	SF+525	1.0%	5/25/28	401	401	402
Insightsoftware.Com Inc	(h)	Software & Services	SF+525	0.8%	5/25/28	3,366	3,366	3,377
Insightsoftware.Com Inc	(h)	Software & Services	SF+525	1.0%	5/25/28	770	770	770
Integrity Marketing Group LLC	(f)(i)	Insurance	SF+600	0.8%	8/27/26	5,028	5,094	5,028
Integrity Marketing Group LLC	(f)	Insurance	SF+650	0.8%	8/27/26	2,823	2,798	2,823
Integrity Marketing Group LLC	(f)(g)	Insurance	SF+600	0.8%	8/27/26	20,553	20,379	20,553
Integrity Marketing Group LLC	(h)(i)	Insurance	SF+600	0.8%	8/27/26	9,188	9,188	9,188
Integrity Marketing Group LLC	(h)(i)	Insurance	SF+600	1.0%	8/27/26	5,291	5,291	5,291
Karman Space Inc	(f)	Capital Goods	SF+625	2.0%	12/21/25	856	841	860
Lazer Logistics Inc	(f)(g)	Transportation	SF+500	0.8%	5/6/30	13,835	13,676	13,811
See notes to unaudited consolidated financial statements.

KKR FS Income Trust
Unaudited Consolidated Schedule of Investments (continued)
As of June 30, 2024
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Principal Amount(c)/Shares	Amortized Cost	Fair Value(d)
Lazer Logistics Inc	(h)	Transportation	SF+500	0.8%	5/4/29	$1,244	$1,229	$1,242
Lazer Logistics Inc	(h)	Transportation	SF+500	0.8%	5/6/30	1,918	1,918	1,915
Lexitas Inc	(f)(g)	Commercial & Professional Services	SF+625	1.0%	5/18/29	20,978	20,655	21,272
Lipari Foods LLC	(f)(g)	Consumer Staples Distribution & Retail	SF+650	1.0%	10/31/28	16,738	16,521	16,531
Lipari Foods LLC	(h)	Consumer Staples Distribution & Retail	SF+650	1.0%	10/31/28	1,930	1,930	1,906
Magna Legal Services LLC	(f)	Commercial & Professional Services	SF+600	0.8%	11/21/29	577	576	583
Magna Legal Services LLC	(f)(g)	Commercial & Professional Services	SF+650	0.8%	11/22/29	9,330	9,166	9,517
Magna Legal Services LLC	(h)	Commercial & Professional Services	SF+650	0.8%	11/22/28	861	847	861
Magna Legal Services LLC	(h)	Commercial & Professional Services	SF+600	0.8%	11/21/29	3,028	3,028	3,064
MB2 Dental Solutions LLC	(f)(g)(i)	Health Care Equipment & Services	SF+600	0.8%	2/13/31	18,320	18,095	18,366
MB2 Dental Solutions LLC	(f)(i)	Health Care Equipment & Services	SF+600	0.8%	2/13/31	418	399	418
MB2 Dental Solutions LLC	(h)(i)	Health Care Equipment & Services	SF+600	0.8%	2/13/31	10,165	10,115	10,191
MB2 Dental Solutions LLC	(h)(i)	Health Care Equipment & Services	SF+600	0.8%	2/13/31	1,483	1,483	1,483
Model N Inc	(f)	Software & Services	SF+500, 0.0% PIK (3.0% Max PIK)	0.8%	6/27/31	10,878	10,824	10,824
Model N Inc	(h)	Software & Services	SF+500, 0.0% PIK (3.0% Max PIK)	0.8%	6/27/31	2,220	2,220	2,209
Model N Inc	(h)	Software & Services	SF+500	0.8%	6/27/31	1,184	1,184	1,184
OEConnection LLC	(f)(g)(i)	Software & Services	SF+525	0.8%	4/22/31	14,762	14,670	14,770
OEConnection LLC	(h)(i)	Software & Services	SF+525	0.8%	4/22/31	2,563	2,560	2,564
OEConnection LLC	(h)(i)	Software & Services	SF+525	0.8%	4/22/31	1,602	1,596	1,602
Personify Health Inc	(g)	Software & Services	SF+325, 3.0% PIK (3.0% Max PIK)	0.8%	11/8/29	12,996	12,938	13,257
PSC Group	(f)	Transportation	SF+525	0.8%	4/3/30	52	52	52
PSC Group	(f)	Transportation	SF+525	0.8%	4/3/31	2,281	2,259	2,287
PSC Group	(h)	Transportation	SF+525	0.8%	4/3/30	356	356	356
PSC Group	(h)	Transportation	SF+525	0.8%	4/3/31	923	923	926
Radwell International LLC/PA	(f)(i)	Capital Goods	SF+550	0.8%	4/1/28	423	394	423
Radwell International LLC/PA	(f)(g)(i)	Capital Goods	SF+550	0.8%	4/1/29	28,773	28,514	28,825
Radwell International LLC/PA	(h)(i)	Capital Goods	SF+550	0.8%	4/1/28	1,391	1,391	1,391
Rockefeller Capital Management LP	(f)(j)	Financial Services	SF+500	0.5%	4/4/31	1,702	1,685	1,702
RSC Insurance Brokerage Inc	(f)	Insurance	SF+550	0.8%	11/1/29	396	398	396
See notes to unaudited consolidated financial statements.

KKR FS Income Trust
Unaudited Consolidated Schedule of Investments (continued)
As of June 30, 2024
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Principal Amount(c)/Shares	Amortized Cost	Fair Value(d)
RSC Insurance Brokerage Inc	(f)	Insurance	SF+550	0.8%	11/1/29	$435	$437	$435
Shaw Development LLC	(f)(g)	Capital Goods	SF+600	0.5%	10/30/29	17,211	17,003	17,161
Shaw Development LLC	(h)	Capital Goods	SF+600	0.5%	10/30/29	2,054	2,049	2,048
Spotless Brands LLC	(f)	Consumer Services	SF+675	1.0%	7/25/28	6,668	6,569	6,768
Spotless Brands LLC	(g)	Consumer Services	SF+650	1.0%	7/25/28	6,455	6,269	6,552
Spotless Brands LLC	(h)	Consumer Services	SF+675	1.0%	7/25/28	3,138	3,138	3,185
STV Group Inc	(f)(i)	Capital Goods	SF+500	0.8%	3/20/30	99	98	98
STV Group Inc	(g)(i)	Capital Goods	SF+500	0.8%	3/20/31	6,896	6,828	6,870
STV Group Inc	(h)(i)	Capital Goods	SF+500	0.8%	3/20/30	1,284	1,284	1,279
STV Group Inc	(h)(i)	Capital Goods	SF+500	0.8%	3/20/31	1,975	1,974	1,968
Turnpoint Services Inc	(g)	Capital Goods	SF+500, 0.0% PIK (3.0% Max PIK)	0.8%	6/17/31	5,650	5,594	5,593
Turnpoint Services Inc	(h)	Capital Goods	SF+500, 0.0% PIK (3.0% Max PIK)	0.8%	6/17/30	692	692	692
Turnpoint Services Inc	(h)	Capital Goods	SF+500, 0.0% PIK (3.0% Max PIK)	0.8%	6/17/31	1,108	1,108	1,097
VetCor Professional Practices LLC	(f)	Health Care Equipment & Services	SF+575	0.8%	8/31/29	3,174	3,174	3,174
Wealth Enhancement Group LLC	(f)(j)	Financial Services	SF+550	1.0%	10/4/27	4,690	4,690	4,690
Wealth Enhancement Group LLC	(h)(j)	Financial Services	SF+550	1.0%	10/4/27	298	298	298
Woolpert Inc	(f)	Capital Goods	SF+500	1.0%	4/5/29	212	212	210
Woolpert Inc	(g)	Capital Goods	SF+500	1.0%	4/5/30	6,805	6,805	6,737
Woolpert Inc	(h)	Capital Goods	SF+500	1.0%	4/5/29	847	847	839
Woolpert Inc	(h)	Capital Goods	SF+500	1.0%	4/5/30	2,118	2,118	2,097
Zeus Industrial Products Inc	(f)(i)	Health Care Equipment & Services	SF+550, 0.0% PIK (2.8% Max PIK)	0.8%	2/28/31	23,373	23,171	23,409
Zeus Industrial Products Inc	(h)(i)	Health Care Equipment & Services	SF+550	0.8%	2/28/30	3,261	3,244	3,261
Zeus Industrial Products Inc	(h)(i)	Health Care Equipment & Services	SF+550	0.8%	2/28/31	4,348	4,326	4,355
Total Senior Secured Loans—First Lien							609,956	616,711
Unfunded Loan Commitments							(110,280)	(110,280)
Net Senior Secured Loans—First Lien							499,676	506,431

Subordinated Debt—0.4%
Apex Service Partners LLC	(f)	Commercial & Professional Services	14.3% PIK (14.3% Max PIK)		4/23/31	1,584	1,563	1,550
Total Subordinated Debt							1,563	1,550

See notes to unaudited consolidated financial statements.

KKR FS Income Trust
Unaudited Consolidated Schedule of Investments (continued)
As of June 30, 2024
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Principal Amount(c)/Shares	Amortized Cost	Fair Value(d)
Asset Based Finance—28.2%
Altitude II IRL WH Borrower DAC, Revolver	(f)(j)	Capital Goods	SF+1000	0.0%	1/12/30	$71	$71	$71
Altitude II IRL WH Borrower DAC, Revolver	(h)(j)	Capital Goods	SF+1000	0.0%	1/12/30	$71	71	71
Australis Maritime II, ABF Equity	(f)(j)(k)(m)	Transportation				605,526	606	658
Auxilior Capital Partners Inc, Preferred Equity	(f)	Financial Services	5.0%, 9.5% PIK (9.5% Max PIK)		4/30/30	$—	1,100	1,100
Bankers Healthcare Group LLC, Term Loan	(f)(j)	Financial Services	22.0%		11/8/27	$771	771	759
Bausch Health Cos Inc, Revolver	(f)(j)	Pharmaceuticals, Biotechnology & Life Sciences	SF+665	1.0%	1/28/28	$18,750	18,214	18,750
Bausch Health Cos Inc, Revolver	(h)(j)	Pharmaceuticals, Biotechnology & Life Sciences	SF+665	1.0%	1/28/28	$18,750	18,750	18,750
Curia Global Inc, Revolver	(f)(j)(i)	Pharmaceuticals, Biotechnology & Life Sciences	SF+625	1.0%	1/29/29	$10,500	10,313	10,500
Curia Global Inc, Revolver	(h)(j)(i)	Pharmaceuticals, Biotechnology & Life Sciences	SF+625	1.0%	1/29/29	$10,333	10,333	10,333
Drive Revel, ABF Equity	(f)(j)	Financial Services				222,616	241	240
GreenSky Holdings LLC, ABF Equity	(f)(k)(l)	Financial Services				1,332,761	1,333	1,211
GreenSky Holdings LLC, ABF Equity	(f)(j)(k)(l)	Financial Services				1,731,005	1,731	1,840
GreenSky Holdings LLC, Term Loan	(f)(l)	Financial Services	9.2% PIK (9.3% Max PIK)		3/14/34	$3,998	3,998	3,998
GreenSky Holdings LLC, Term Loan	(h)(l)	Financial Services	9.3% PIK (9.3% Max PIK)		3/14/34	$374	374	374
KKR Altitude II Offshore Aggregator LP, Partnership Interest	(f)(j)(m)	Capital Goods				1,218,441	1,218	1,315
Optio Invest, ABF Equity	(f)(j)	Financial Services				413,079	523	523
PayPal Europe Sarl et Cie SCA, ABF Equity	(f)(j)	Financial Services				2,739,796	2,963	3,125
Pretium Partners LLC P1, Structured Mezzanine	(f)(j)	Equity Real Estate Investment Trusts (REITs)	2.8%, 5.3% PIK (5.3% Max PIK)		10/22/26	$20,150	19,243	20,108
Progress Residential 2024-SFR4 Trust, Structured Mezzanine	(e)(f)(j)	Real Estate Management & Development	3.4%		7/9/29	$6,250	4,821	4,821
Saluda Grade Alternative Mortgage Trust 2022-BC2, Structured Mezzanine	(f)(j)	Real Estate Management & Development	8.0%		7/25/30	$227	227	226
Saluda Grade Alternative Mortgage Trust 2022-BC2, Structured Mezzanine	(f)(j)	Real Estate Management & Development	18.0%		7/25/30	$147	105	124
Saluda Grade Alternative Mortgage Trust 2022-BC2, Term Loan	(f)(j)	Real Estate Management & Development	7.3%		7/25/30	$1,364	1,364	1,360
Saluda Grade Alternative Mortgage Trust 2023-LOC2, Structured Mezzanine	(f)(j)	Real Estate Management & Development			10/25/53	324,980	531	508
SunPower Financial, ABF Equity	(f)(j)(k)	Financial Services				161,479	161	175
Synovus Financial Corp, ABF Equity	(f)(j)	Banks				1,545,256	1,545	1,547
TalkTalk Telecom Group Ltd, Revolver	(f)(j)	Commercial & Professional Services	SA+700	1.5%	9/5/26	£8,351	10,465	10,552
See notes to unaudited consolidated financial statements.

KKR FS Income Trust
Unaudited Consolidated Schedule of Investments (continued)
As of June 30, 2024
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Principal Amount(c)/Shares	Amortized Cost	Fair Value(d)
TalkTalk Telecom Group Ltd, Revolver	(h)(j)	Commercial & Professional Services	SA+700	1.5%	9/5/26	£2,493	$3,179	$3,086
TDC LLP, ABF Equity	(f)(j)	Financial Services				68,953	87	85
TDC LLP, Preferred Equity	(f)(j)	Financial Services	8.0%			£1,442	1,815	1,838
Vehicle Secured Funding Trust, ABF Equity	(f)(j)(k)	Financial Services				2,638,928	2,639	2,659
Vehicle Secured Funding Trust, Term Loan	(f)(j)	Financial Services	15.0% PIK (15.0% Max PIK)		1/25/46	$8,019	8,019	8,019
Weber-Stephen Products LLC, Revolver	(f)(j)	Consumer Discretionary Distribution & Retail	SF+575	1.0%	12/19/26	$13,642	13,417	13,715
Weber-Stephen Products LLC, Revolver	(h)(j)	Consumer Discretionary Distribution & Retail	SF+575	1.0%	12/19/26	$7,192	7,192	7,230
Total Asset Based Finance							147,420	149,671
Unfunded commitments							(39,806)	(39,806)
Net Asset Based Finance							107,614	109,865
TOTAL INVESTMENTS—158.3%							$608,853	617,846
LIABILITIES AND PREFERRED SHARES IN EXCESS OF OTHER ASSETS—(58.3)%								(227,442)
NET ASSETS—100.0%								$390,404
Foreign currency forward contracts

Foreign Currency	Settlement Date	Counterparty	Amount and Transaction			US$ Value at Settlement Date	US$ Value at June 30, 2024	Unrealized Appreciation (Depreciation)
EUR	5/25/28	Goldman Sachs Bank USA	€	1,300	Sold	$1,470	$1,476	$(6)
Total						$1,470	$1,476	$(6)
________
(a)Security may be an obligation of one or more entities affiliated with the named company.
(b)Certain variable rate securities in the Company’s portfolio bear interest at a rate determined by a publicly disclosed base rate plus a basis point spread. As of June 30, 2024, the Secured Overnight Financing Rate, or SOFR or “SF”, was 5.33% and the Sterling Interbank Offered Rate, or SONIA or “SA”, was 5.13%. PIK means paid-in-kind. PIK income accruals may be adjusted based on the performance of the underlying investment. Variable rate securities with no floor rate use the respective benchmark rate in all cases.
(c)Denominated in U.S. dollars unless otherwise noted.
(d)See Note 8 for additional information regarding the fair value of the Company’s financial instruments.
(e)Security is classified as Level 1 or Level 2 in the Company’s fair value hierarchy (see Note 8).
(f)Security or portion thereof is pledged as collateral supporting the amounts outstanding under the Senior Secured Revolving Credit Facility (see Note 9).
(g)Security or portion thereof held within K-FIT Finance AB-1 LLC and is pledged as collateral supporting the amounts outstanding under the revolving credit facility with Ally Bank (see Note 9).
(h)Security is an unfunded commitment. Reflects the stated spread at the time of commitment, but may not be the actual rate received upon funding.
(i)Position or portion thereof unsettled as of June 30, 2024.
(j)The investment, or portion of the investment is not a qualifying asset under the Investment Company Act of 1940, as amended, or the 1940 Act. A business development company, or BDC, may not acquire any asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. As of June 30, 2024, 81.7% of the Company’s total assets represented qualifying assets.
See notes to unaudited consolidated financial statements.

KKR FS Income Trust
Unaudited Consolidated Schedule of Investments (continued)
As of June 30, 2024
(in thousands, except share amounts)

(k)Security is non-income producing.
(l)Under the 1940 Act, as amended, the Company generally is deemed to be an “affiliated person” of a portfolio company if it owns 5% or more of the portfolio company’s voting securities and is generally deemed to “control” a portfolio company if it owns more than 25% of the portfolio company’s voting securities or it has the power to exercise control over the management or policies of such portfolio company. As of June 30, 2024, the Company held investments in portfolio companies of which it is deemed to be an “affiliated person” but is not deemed to “control”. The following table presents certain information with respect to investments in portfolio companies of which the Company was deemed to be an affiliated person as of June 30, 2024:

Portfolio Company	Fair Value at December 31, 2023	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at June 30, 2024	Interest Income(3)	Fee Income(3)	Dividend and Other Income(3)
Asset Based Finance
GreenSky Holdings LLC, ABF Equity	$—	$1,333	$—	$—	$(122)	$1,211	$—	$—	$—
GreenSky Holdings LLC, ABF Equity	—	1,731	—	—	109	1,840	—	—	—
GreenSky Holdings LLC, Term Loan	—	3,998	—	—	—	3,998	64	—	—
Total	$—	$7,062	$—	$—	$(13)	$7,049	$64	$—	$—
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
(3)Interest, fee and dividend and other income presented for the full six months ended June 30, 2024.

(m)Under the Investment Company Act of 1940, as amended, the Company generally is deemed to be an “affiliated person” of a portfolio company if it owns 5% or more of the portfolio company’s voting securities and is generally deemed to “control” a portfolio company if it owns more than 25% of the portfolio company’s voting securities or it has the power to exercise control over the management or policies of such portfolio company. As of June 30, 2024, the Company held investments in portfolio companies of which it is deemed to be an “affiliated person” and deemed to “control”. The following table presents certain information with respect to investments in portfolio companies of which the Company was deemed to be an affiliated person and deemed to control as of June 30, 2024:

Portfolio Company	Fair Value at December 31, 2023	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at June 30, 2024	Interest Income(3)	Fee Income(3)	Dividend and Other Income(3)
Asset Based Finance
Australis Maritime II, ABF Equity	$426	$225	$—	$—	$7	$658	$—	$—	$—
KKR Altitude II Offshore Aggregator LP, Partnership Interest	957	295	—	—	63	1,315	—	—	28
Total	$1,383	$520	$—	$—	$70	$1,973	$—	$—	$28
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
(3)Interest, fee and dividend and other income presented for the full six months ended June 30, 2024.

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
(d)See Note 8 for additional information regarding the fair value of the Company’s financial instruments.
See notes to unaudited consolidated financial statements.

KKR FS Income Trust
Consolidated Schedule of Investments (continued)
As of December 31, 2023
(in thousands, except share amounts)

(e)Security is classified as Level 1 or Level 2 in the Company’s fair value hierarchy (see Note 8).
(f)Security or portion thereof is pledged as collateral supporting the amounts outstanding under the Senior Secured Revolving Credit Facility (see Note 9).
(g)Security or portion thereof held within K-FIT Finance AB-1 LLC and is pledged as collateral supporting the amounts outstanding under the K-FIT AB-1 Credit Facility (see Note 9).
(h)Security is an unfunded commitment. Reflects the stated spread at the time of commitment, but may not be the actual rate received upon funding.
(i)Position or portion thereof unsettled as of December 31, 2023.
(j)The investment, or portion of the investment is not a qualifying asset under the 1940 Act. A BDC may not acquire any asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company’s total assets. As of December 31, 2023, 83.1% of the Company’s total assets represented qualifying assets.
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
The Company has various wholly-owned subsidiaries, including special-purpose financing subsidiaries and subsidiaries through which it holds interests in portfolio companies. The unaudited consolidated financial statements include both the Company’s accounts and the accounts of its wholly-owned subsidiaries as of June 30, 2024. All intercompany transactions have been eliminated in consolidation. Certain of the Company’s consolidated subsidiaries are subject to U.S. federal and state income taxes.

Note 2. Summary of Significant Accounting Policies
Basis of Presentation: The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, for interim financial information and with the instructions for Form 10-Q and Articles 6, 10 and 12 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For a more complete discussion of significant accounting policies and certain other information, the Company’s interim unaudited consolidated financial statements should be read in conjunction with its audited financial statements as of and for the year ended December 31, 2023 included in the Company’s annual report on Form 10-K, filed with the U.S. Securities and Exchange Commission, or the SEC. Operating results for the three and six months ended June 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024. The December 31, 2023 statement of assets and liabilities and schedule of investments are derived from the Company’s audited financial statements as of and for the year ended December 31, 2023. The Company is considered an investment company under GAAP and follows the accounting and reporting guidance applicable to investment companies under Financial Accounting Standards Board, or FASB, Accounting Standards Codification Topic 946, Financial Services—Investment Companies.
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
Organizational and Offering: Organizational and offering costs will only be borne by the Company upon the initial issuance of the Class I common shares of beneficial interest, or the Common Shares, or the Class I shares, to non-affiliated investors in the Company’s monthly closings for the Company’s continuous private offering of its Common Shares, or the Private Offering, in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended, or the Securities Act, including the exemption provided by Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder, Regulation S under the Securities Act and other exemptions from the registration requirements of the Securities Act. At such time, costs associated with the organization of the Company will be expensed. These expenses consist primarily of legal fees, audit fees and other costs of organizing the Company. In no event will the Company bear in excess of $1.5 million in organizational expenses; the Adviser has agreed to be responsible for any organizational expenses in excess of $1.5 million.

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
As of June 30, 2024 and December 31, 2023, the Adviser has paid $3,842 and $2,820, respectively, in organizational and offering expenses, and will be subject to reimbursement as described above. The Company has no obligation to reimburse the Adviser for organizational and offering costs until the initial issuance of the Company’s Common Shares to non-affiliated investors in the monthly closings for the Company’s Private Offering.
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
The Adviser has agreed to waive the Company’s base management fee and subordinated incentive fee on income through March 31, 2025.
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
Loan origination fees, original issue discount and market discount are capitalized and the Company accretes such amounts as interest income over the respective term of the loan or security. Upon the prepayment of a loan or security, any unamortized loan origination fees and original issue discount are recorded as interest income. Structuring and other non-recurring upfront fees are

KKR FS Income Trust
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies (continued)
recorded as fee income when earned. For the six months ended June 30, 2024 and 2023, the Company recognized $1,651 and $200, respectively in structuring fee revenue. The Company records prepayment premiums on loans and securities as fee income when it receives such amounts.
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

Note 3. Share Transactions
Below is a summary of transactions with respect to shares of the Company’s Common Shares during the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30,
	2024		2023
	Shares	Amount	Shares	Amount
Gross Proceeds from Offering	4,790,999	$140,304	2,952,725	$81,500
Reinvestment of Distributions	6,898	203	—	—
Net Proceeds from Share Transactions	4,797,897	$140,507	2,952,725	$81,500
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
As of June 30, 2024, the Company has issued 13,255,282 Class I shares in the Private Offering for gross proceeds of $379,007, including Class I shares issued under its distribution reinvestment plan. Of the 13,255,282 Class I shares issued in the Private Offering, 8,693,155 shares were issued to investors with capital commitments to the Company in exchange for an aggregate of $245,500 in capital contributions. As of June 30, 2024, the Company had received capital commitments of $420,000 from investors in the Private Offering, 58.5% of which has been called for funding. In addition to $174,500 in aggregate amount of remaining uncalled capital commitments for Class I shares, the Company intends to continue selling Class I shares in the Private Offering on a monthly basis.
During the six months ended June 30, 2024 and 2023, the Company issued 4,797,897 and 2,952,725 Class I shares for gross proceeds of $140,507 and $81,500 at an average price per share of $29.29 and $27.60, respectively. The gross proceeds received during the six months ended June 30, 2024 include reinvested shareholder distributions of  $203 for which the Company issued 6,898 Class I shares under its distribution reinvestment plan. During the period from July 1, 2024 to July 31, 2024, the Company issued 2,889,138 Class I shares for gross proceeds of $85,085 at an average price per share of $29.45. The gross proceeds received during the period from July 1, 2024 to July 31, 2024 include reinvested shareholder distributions of  $358 for which the Company issued 12,165 Class I shares under its distribution reinvestment plan.
Discretionary Share Repurchase Program
Beginning with the quarter ending September 30, 2024, the Company intends to commence a share repurchase program in which it intends, subject to market conditions and the discretion of the Company’s Board of Trustees, or the Board, to offer to repurchase, in each quarter, up to 5% of the Common Shares outstanding (either by number of shares or aggregate net asset value, or NAV) as of the close of the previous calendar quarter. The Board may amend or suspend the share repurchase program if in its reasonable judgment it deems such action to be in the Company’s best interest and the best interest of the Company’s shareholders. As

KKR FS Income Trust
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 3. Share Transactions (continued)
a result, share repurchases may not be available each quarter, such as when a repurchase offer would place an undue burden on the Company’s liquidity, adversely affect its operations or risk having an adverse impact on the Company that would outweigh the benefit of the repurchase offer. The Company intends to conduct such repurchase offers in accordance with the requirements of Rule 13e-4 promulgated under the Securities Exchange Act of 1934, as amended, or the Exchange Act, and the 1940 Act. All shares purchased by the Company pursuant to the terms of each tender offer will be retired and thereafter will be authorized and unissued shares.
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

KKR FS Income Trust
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 4. Related Party Transactions
Compensation of the Investment Adviser and its Affiliates
Pursuant to the Advisory Agreement, commencing on and after the BDC Election Date, the Adviser is entitled to a base management fee calculated at an annual rate of 1.25% of the average monthly value of the Company’s net assets and an incentive fee based on the Company’s performance. See Note 2 for a discussion of the capital gains and subordinated income incentive fees that the Adviser may be entitled to under the Advisory Agreement. The Adviser has agreed to waive the base management fee and the subordinated incentive fee on income under the Advisory Agreement through March 31, 2025.
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
Distribution/Servicing Fees
The Company has entered into a placement agent agreement, as amended and supplemented from time to time, or a Placement Agent Agreement, and, together, the Placement Agent Agreements, with each of KKR Capital Markets LLC and FS Investment Solutions, LLC, the Company’s principal placement agents for the Private Offering and affiliates of the Adviser, or the Placement Agents, pursuant to which the Placement Agents have agreed to, among other things, manage the Company’s relationships with third-party brokers engaged by the Placement Agents to participate in the distribution of Common Shares, which are referred to as “participating brokers,” and financial advisors. The Placement Agents also coordinate the Company’s marketing and distribution efforts with participating brokers and their registered representatives with respect to communications related to the terms of the Private Offering, the Company’s investment strategies, material aspects of the Company’s operations and subscription procedures.
Subject to any applicable Financial Industry Regulatory Authority, Inc., or FINRA, limitations on underwriting compensation, the Company is obligated to pay the Placement Agents a shareholder servicing and/or distribution fee, or the Distribution/Servicing Fees, for Class I shares equal to 0.85% per annum of the aggregate NAV as of the beginning of the first calendar day of the month for the Class I shares. However, pursuant to a fee waiver agreement, or the Rule 12b-1 Fee Waiver Agreement, between the Company and each of the Placement Agents, the Placement Agents have agreed to waive the Distribution/Servicing Fees for Class I shares in full during the term of the Rule 12b-1 Fee Waiver Agreement, and any such waived fees will not be subject to recoupment by the Placement Agents or any other person during or following the term of the Rule 12b-1 Fee Waiver Agreement. The Rule 12b-1 Fee Waiver Agreement will remain in effect until terminated by vote of the Board, including the vote of a majority of the members of the Board who are not “interested persons” (as defined in the 1940 Act) of the Company, or the Independent Trustees.
The distribution and servicing expenses borne by the participating brokers may be different from and substantially less than the amount of Distribution/Servicing Fees charged. Following any termination of the Rule 12b-1 Fee Waiver Agreement, the Distribution/Servicing Fees will be payable to the Placement Agents, but the Placement Agents anticipate that all or a portion of the

KKR FS Income Trust
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 4. Related Party Transactions (continued)
Distribution/Servicing Fees will be retained by, or re-allowed (paid) to, eligible participating brokers and servicing broker-dealers for ongoing services performed by such broker-dealers. All or a portion of the Distribution/Servicing Fees may be used to pay for sub-transfer agency, sub-accounting and certain other administrative services that are not required to be paid pursuant to the shareholder servicing and/or distribution fees under applicable FINRA rules. The Company also may pay for these sub-transfer agency, sub-accounting and certain other administrative services outside of the Distribution/Servicing Fees and the amended and restated distribution and servicing plan, including but not limited to, expenses associated with advertising, compensation of underwriters, dealers, and sales personnel, the printing and mailing of prospectuses to other than current shareholders, and the printing and mailing of sales literature, each as may be determined to be in the best interests of the Company. The total amount that will be paid over time for other underwriting compensation depends on the average length of time for which shares remain outstanding, the term over which such amount is measured and the performance of the Company’s investments. The Company will also pay or reimburse certain organizational and offering expenses, including, subject to FINRA limitations on underwriting compensation, certain wholesaling expenses.
The Board, including a majority of the Independent Trustees, have reviewed and approved the Placement Agent Agreements in accordance with Section 15(c) of the 1940 Act, and will annually review the Placement Agent Agreements and Distribution/Servicing Fees to determine that the provisions of the Placement Agent Agreements are carried out satisfactorily and to determine, among other things, whether the fees payable under such agreements are reasonable in light of the services provided and that there is a reasonable likelihood that the continuation of the plan for the Distribution/Servicing Fees will benefit the Company and its shareholders. The Board assesses the reasonableness of such fees based on the breadth, depth and quality of the distribution services to be provided to the Company, and reviews other information relating to the Placement Agents, such as their relationships with financial intermediaries and the adequacy of their compliance program.
The following table describes the fees and expenses accrued under the Advisory Agreement and the Administration Agreement, as applicable, during the three and six months ended June 30, 2024 and 2023:

			Three Months Ended		Six Months Ended
Related Party			June 30,		June 30,
	Source Agreement	Description	2024	2023	2024	2023
The Adviser	Investment advisory agreement	Base Management Fee(1)	$1,039	$61	$1,832	$62
The Adviser	Investment advisory agreement	Capital Gains Incentive Fee(2)	$458	$201	$724	$201
The Adviser	Investment advisory agreement	Subordinated Incentive Fee on Income(3)	$1,174	$—	$2,216	$—
The Adviser	Administration agreement	Administrative Services Expenses(4)	$380	$142	$816	$142
The Adviser	Administration agreement	Organizational & Offering Costs(5)	$807	$—	$1,265	$—
The Adviser	Expense support agreement	Expense Recoupment(6)	$—	$—	$436	$—

________________
(1)The Adviser agreed to waive all management fees accrued under the Advisory Agreement through March 31, 2025. As of June 30, 2024, no management fees were payable to the Adviser.
(2)During the six months ended June 30, 2024, the Company accrued capital gains incentive fees of  $724 based on the performance of its portfolio, of which $697 was based on unrealized appreciation and $27 was based on realized gains net of unrealized depreciation. No capital gains incentive fees are actually payable by the Company with respect to unrealized gains unless and until those gains are actually realized. See Note 2 for a discussion of the methodology employed by the Company in calculating the capital gains incentive fees.
(3)The Adviser agreed to waive all subordinated incentive fees on income accrued under the Advisory Agreement through March 31, 2025. As of June 30, 2024, no subordinated incentive fees on income were payable to the Adviser.
(4)During the six months ended June 30, 2024, $595 of administrative services expenses related to the allocation of costs of administrative personnel for services rendered to the Company by the Adviser and the remainder related to other reimbursable expenses, including reimbursement of fees related to transactional expenses for prospective investments, such as fees and expenses associated with performing due diligence reviews of investments that do not close, often referred to as “broken deal” costs. Broken deal costs were $99 for the six months ended June 30, 2024. The Company paid $469 and $0 in administrative services expenses to the Adviser during the six months ended June 30, 2024 and 2023, respectively.
(5)During the six months ended June 30, 2024, the Company expensed organizational and offering costs of $1,265, which related to reimbursements to the Adviser for organizational and offering costs incurred on the Company’s behalf, including salaries and other direct expenses of the Adviser’s personnel and employees of its affiliates while engaged in registering and marketing the Company’s Common Shares.
(6)During the six months ended June 30, 2024, the Company accrued $436 for expense recoupments payable to the Adviser under the Expense Support Agreement (see “—Expense Support and Conditional Reimbursement” below). As of June 30, 2024, no expense recoupments remained payable to the Adviser.

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
As of June 30, 2024, the full $35,000 of capital commitments under the Seed Contribution had been called and funded.
As of June 30, 2024, an additional $210,500 of capital commitments from third-party private investors had been called and funded in connection with the Private Offering.
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
For the six months ended June 30, 2024 and the year ended December 31, 2023, the Adviser has agreed to pay $0 and $147, respectively, in Expense Payments, subject to reimbursement by the Company in accordance with the Expense Support Agreement. For the six months ended June 30, 2024, the Company reimbursed the Adviser for $436 of previously waived expenses. As of June 30, 2024, there are no remaining amounts of previously waived expenses subject to recoupment.

KKR FS Income Trust
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 5. Distributions
The following table reflects the cash distributions per share that the Company has declared on its Common Shares during the six months ended June 30, 2024 and 2023:

	Distribution
For the Three Months Ended	Per Share	Amount
Fiscal 2023
March 31, 2023	$—	$—
June 30, 2023	—	—
Total	$—	$—
Fiscal 2024
March 31, 2024	$0.73	$6,567
June 30, 2024	0.85	10,231
Total	$1.58	$16,798
On April 3, 2024, the Company’s Board declared a monthly cash distribution of $0.25 per Common Share, which was paid on May 29, 2024 to shareholders of record as of the close of business on April 30, 2024. On May 2, 2024, the Board declared a distribution of $0.25 per Common Share, which was paid on June 26, 2024 to shareholders of record as of the close of business on May 31, 2024. On June 11, 2024, the Board declared a distribution of $0.25 per Common Share which was paid on July 29, 2024 to shareholders of record as of the close of business on June 28, 2024. Additionally, on June 11, 2024, the Company’s Board declared a special cash distribution of $0.10 per Common Share, which was paid on July 29, 2024 to shareholders of record as of the close of business on June 28, 2024. Shareholders received the distribution payments in cash or in Common Shares in accordance with their election under the Company’s distribution reinvestment plan. The timing and amount of any future distributions to shareholders are subject to applicable legal restrictions and the sole discretion of the Company’s Board.
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
The following table reflects the sources of the cash distributions on a tax basis that the Company has paid on its Common Shares during the six months ended June 30, 2024:

	Six Months Ended June 30,
	2024
Source of Distribution	Distribution Amount	Percentage
Offering proceeds	$—	—
Borrowings	—	—
Net investment income(1)	16,388	98%
Short-term capital gains proceeds from the sale of assets	410	2%
Long-term capital gains proceeds from the sale of assets	—	—
Non-capital gains proceeds from the sale of assets	—	—
Distributions on account of preferred and common equity	—	—
Total	$16,798	100%
________________
(1)During the six months ended June 30, 2024, 96.8% of the Company's gross investment income was attributable to cash income earned, 1.2% was attributable to non-cash accretion of discount and 2.0% was attributable to paid-in-kind, or PIK, interest.
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
As of June 30, 2024 and December 31, 2023, the Company’s gross unrealized appreciation on a tax basis was $10,156 and $3,854, respectively. As of June 30, 2024 and December 31, 2023, the Company’s gross unrealized depreciation on a tax basis was $1,273 and $586, respectively.
The aggregate cost of the Company’s investments for U.S. federal income tax purposes totaled $608,924 and $260,461 as of June 30, 2024 and December 31, 2023, respectively. The aggregate net unrealized appreciation (depreciation) on investments on a tax basis was $8,922 and $3,469 as of June 30, 2024 and December 31, 2023, respectively. The aggregate net unrealized appreciation (depreciation) on investments on a tax basis excludes net unrealized appreciation (depreciation) from foreign currency transactions.

Note 6. Investment Portfolio
The following table summarizes the composition of the Company’s investment portfolio at cost and fair value as of June 30, 2024 and December 31, 2023:

	June 30, 2024
	(Unaudited)			December 31, 2023
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$499,676	$506,431	82.0%	$201,782	$204,314	77.4%
Subordinated Debt	1,563	1,550	0.2%	973	961	0.4%
Asset Based Finance	107,614	109,865	17.8%	57,706	58,655	22.2%
Total	$608,853	$617,846	100.0%	$260,461	$263,930	100.0%
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
As of June 30, 2024, the Company held investments in two portfolio companies of which it is deemed to “control.” As of June 30, 2024, the Company held one investment in a portfolio company of which it is deemed to be an “affiliated person” but is not deemed to “control.” For additional information with respect to such portfolio companies, see footnotes (l) and (m) to the unaudited consolidated schedule of investments as of June 30, 2024.
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
The Company’s investment portfolio may contain loans and other unfunded arrangements that are in the form of lines of credit, revolving credit facilities, delayed draw credit facilities or other investments, which require the Company to provide funding when requested by portfolio companies in accordance with the terms of the underlying agreements. As of June 30, 2024, the Company had unfunded debt investments with aggregate unfunded commitments of $149,994 and unfunded equity/other commitments of $47,840. As of December 31, 2023, the Company had unfunded debt investments with aggregate unfunded commitments of $72,255. The Company maintains sufficient cash on hand and available capital in connection with undrawn commitments to fund such unfunded commitments should the need arise. For additional details regarding the Company’s unfunded debt investments, see the Company’s unaudited consolidated schedule of investments as of June 30, 2024 and the Company’s audited consolidated schedule of investments as of December 31, 2023.

KKR FS Income Trust
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 6. Investment Portfolio (continued)
The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of June 30, 2024 and December 31, 2023:

	June 30, 2024
	(Unaudited)		December 31, 2023
Industry Classification	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Banks	$1,547	0.2%	$2,093	0.8%
Capital Goods	128,025	20.7%	55,589	21.1%
Commercial & Professional Services	108,483	17.6%	76,758	29.1%
Consumer Discretionary Distribution & Retail	13,753	2.2%	2,179	0.8%
Consumer Services	33,791	5.5%	12,953	4.9%
Consumer Staples Distribution & Retail	16,507	2.7%	16,673	6.3%
Equity Real Estate Investment Trusts (REITs)	20,108	3.3%	—	—
Financial Services	31,964	5.2%	17,055	6.5%
Health Care Equipment & Services	60,553	9.8%	—	—
Insurance	60,780	9.8%	29,092	11.0%
Materials	12,711	2.1%	—	—
Pharmaceuticals, Biotechnology & Life Sciences	29,250	4.7%	21,875	8.3%
Real Estate Management & Development	7,039	1.1%	3,467	1.3%
Software & Services	41,550	6.7%	12,698	4.8%
Technology Hardware & Equipment	1,095	0.2%	—	—
Transportation	50,690	8.2%	13,498	5.1%
Total	$617,846	100.0%	$263,930	100.0%

Note 7. Financial Instruments
The following is a summary of the fair value and location of the Company’s derivative instruments not designated as a qualifying hedge accounting relationship in the consolidated statements of assets and liabilities held as of June 30, 2024:

Derivative Instrument	Statement Location	June 30, 2024 (Unaudited)
Foreign currency forward contracts	Unrealized appreciation on foreign currency forward contracts	$—
Foreign currency forward contracts	Unrealized depreciation on foreign currency forward contracts	(6)
Total		$(6)
Net realized and unrealized gains and losses on derivative instruments not designated as a qualifying hedge accounting relationship recorded by the Company for the six months ended June 30, 2024 are in the following locations in the unaudited consolidated statements of operations:

		Six Months Ended June 30,
Derivative Instrument	Statement Location	2024
Foreign currency forward contracts	Net realized gain (loss) on foreign currency forward contracts	$—
Foreign currency forward contracts	Net change in unrealized appreciation (depreciation) on foreign currency forward contracts	(6)
Total		$(6)

KKR FS Income Trust
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 7. Financial Instruments (continued)
The Company has derivative instruments that are subject to master netting agreements. These agreements include provisions to offset positions with the same counterparty in the event of default by one of the parties. The Company’s unrealized appreciation and depreciation on derivative instruments are reported as gross assets and liabilities, respectively, in the consolidated statements of assets and liabilities. The following tables present the Company’s assets and liabilities related to derivatives by counterparty, net of amounts available for offset under a master netting arrangement and net of any collateral received or pledged by the Company for such assets and liabilities as of June 30, 2024:

	As of June 30, 2024 (Unaudited)
Counterparty	Derivative Assets Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash Collateral Received(1)	Cash Collateral Received(1)	Net Amount of Derivative Assets(2)
Goldman Sachs Bank USA	$—	$—	$—	$—	$—
Total	$—	$—	$—	$—	$—
Counterparty	Derivative Liabilities Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash Collateral Pledged(1)	Cash Collateral Pledged(1)	Net Amount of Derivative Liabilities(3)
Goldman Sachs Bank USA	$(6)	$—	$—	$—	$(6)
Total	$(6)	$—	$—	$—	$(6)
____________
(1)In some instances, the actual amount of the collateral received and/or pledged may be more than the amount shown due to overcollateralization.
(2)Net amount of derivative assets represents the net amount due from the counterparty to the Company.
(3)Net amount of derivative liabilities represents the net amount due from the Company to the counterparty.
Foreign Currency Forward Contracts
The Company may enter into foreign currency forward contracts and cross currency swaps from time to time to facilitate settlement of purchases and sales of investments denominated in foreign currencies and to economically hedge the impact that an adverse change in foreign exchange rates would have on the value of the Company’s investments denominated in foreign currencies. A foreign currency forward contract is a commitment to purchase or sell a foreign currency at a future date at a negotiated forward rate. These contracts are marked-to-market by recognizing the difference between the contract forward exchange rate and the forward market exchange rate on the last day of the period presented as unrealized appreciation or depreciation. Realized gains or losses are recognized when forward contracts are settled. Risks arise as a result of the potential inability of the counterparties to meet the terms of their contracts. The Company attempts to limit counterparty risk by only dealing with well-known counterparties.
The average notional balance of foreign currency forward contracts during the period from June 28, 2024, the date in which the Company first entered into the foreign currency forward contracts, through June 30, 2024 was $1,470.

Note 8. Fair Value of Financial Instruments
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

Note 8. Fair Value of Financial Instruments (continued)
A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.
As of June 30, 2024 and December 31, 2023, the Company’s investments were categorized as follows in the fair value hierarchy:

	June 30, 2024
Valuation Inputs	(Unaudited)	December 31, 2023
Level 1—Price quotations in active markets	$—	$—
Level 2—Significant other observable inputs	4,821	1,614
Level 3—Significant unobservable inputs	613,025	262,316
	$617,846	$263,930
In addition, the Company had foreign currency forward contracts, as described in Note 7, which were categorized as Level 2 in the fair value hierarchy as of June 30, 2024.
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
The Adviser periodically benchmarks the bid and ask prices it receives from the third-party pricing services and/or dealers and independent valuation firms, as applicable, against the actual prices at which the Company purchases and sells its investments. Based on the results of the benchmark analysis and the experience of the Company’s management in purchasing and selling these investments, the Adviser believes that these prices are reliable indicators of fair value. As of June 30, 2024, the Adviser reviewed and approved the valuation determinations made with respect to these investments in a manner consistent with the Adviser’s valuation policy.

KKR FS Income Trust
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 8. Fair Value of Financial Instruments (continued)
The following is a reconciliation for the six months ended June 30, 2024 and 2023 of investments for which significant unobservable inputs (Level 3) were used in determining fair value:

	For the Six Months Ended June 30, 2024
	Senior Secured Loans—First Lien	Subordinated Debt	Asset Based Finance	Total
Fair value at beginning of period	$204,314	$961	$57,041	$262,316
Accretion of discount (amortization of premium)	273	2	61	336
Net realized gain (loss)	(25)	—	(7)	(32)
Net change in unrealized appreciation (depreciation)	4,223	(1)	1,377	5,599
Purchases	318,436	485	70,727	389,648
Paid-in-kind interest	323	103	102	528
Sales and repayments	(21,113)	—	(24,257)	(45,370)
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Fair value at end of period	$506,431	$1,550	$105,044	$613,025
The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$4,223	$(1)	$1,377	$5,599

	For the Six Months Ended June 30, 2023
	Senior Secured Loans—First Lien	Asset Based Finance	Total
Fair value at beginning of period	$2,646	$3,485	$6,131
Accretion of discount (amortization of premium)	13	2	15
Net realized gain (loss)	1	—	1
Net change in unrealized appreciation (depreciation)	1,779	(36)	1,743
Purchases	88,450	795	89,245
Paid-in-kind interest	—	—	—
Sales and repayments	(48)	(9)	(57)
Transfers into Level 3	—	—	—
Transfers out of Level 3	—	—	—
Fair value at end of period	$92,841	$4,237	$97,078
The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$1,779	$(36)	$1,743
The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements as of June 30, 2024 and December 31, 2023 were as follows:

Type of Investment	Fair Value at June 30, 2024 (Unaudited)	Valuation Technique	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input(1)
Senior Debt	$477,325	Discounted Cash Flow	Discount Rate	9.4% - 11.8% (10.4%)	Decrease
	29,106	Cost
Subordinated Debt	1,550	Discounted Cash Flow	Discount Rate	15.4% - 15.4% (15.4%)	Decrease
Asset Based Finance	101,919	Discounted Cash Flow	Discount Rate	5.6% - 42.7% (9.0%)	Decrease
	3,125	Waterfall	EBITDA Multiple	1.1x - 1.1x (1.1x)	Increase
Total	$613,025

KKR FS Income Trust
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 8. Fair Value of Financial Instruments (continued)

Type of Investment	Fair Value at December 31, 2023	Valuation Technique	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input(1)
Senior Debt	$185,976	Discounted Cash Flow	Discount Rate	10.0% - 11.5% (10.9%)	Decrease
	18,338	Cost
Subordinated Debt	961	Discounted Cash Flow	Discount Rate	15.4% - 15.4% (15.4%)	Decrease
Asset Based Finance	39,896	Discounted Cash Flow	Discount Rate	5.9% - 43.2% (8.0%)	Decrease
	2,679	Waterfall	EBITDA Multiple	1.0x - 1.0x (1.0x)	Increase
	292	Other(2)
	14,174	Cost
Total	$262,316
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

Note 9. Financing Arrangements
In accordance with the 1940 Act, the Company is allowed to borrow amounts such that its asset coverage, as calculated pursuant to the 1940 Act, equals at least 150% after such borrowing. As of June 30, 2024, the aggregate amount outstanding of the senior securities issued by the Company was $169,547. As of June 30, 2024, the Company’s asset coverage was 330%.
The following tables present summary information with respect to the Company’s outstanding financing arrangements as of June 30, 2024 and December 31, 2023. For additional information regarding these financing arrangements, see the notes to the Company’s audited consolidated financial statements contained in its annual report on Form 10-K for the year ended December 31, 2023. Any significant changes to the Company’s financing arrangements during the three months ended June 30, 2024 are discussed below.

	As of June 30, 2024 (Unaudited)
Arrangement	Type of Arrangement	Rate	Amount Outstanding		Amount Available	Maturity Date
Senior Secured Revolving Credit Facility(1)	Revolving Credit Facility	SOFR+2.13%(2)	$87,532	(3)	$37,468	July 19, 2028
K-FIT AB-1 Credit Facility(1)	Revolving Credit Facility	SOFR+2.75%(2)	81,500		168,500	October 10, 2028
Total			$169,032		$205,968
___________
(1)The carrying amount outstanding under the facility approximates its fair value.
(2)The benchmark rate is subject to a 0% floor.
(3)Amount includes borrowing in Euros and pounds sterling. Euro balance outstanding of €3,150 has been converted to U.S. dollars at an exchange rate of €1.00 to $1.07 as of June 30, 2024 to reflect total amount outstanding in U.S. dollars. Pounds sterling balance outstanding of £11,600 has been converted to U.S. dollars at an exchange rate of £1.00 to $1.26 as of June 30, 2024 to reflect total amount outstanding in U.S. dollars.

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
(3)Amount includes borrowing in Euros and pounds sterling. Euro balance outstanding of €2,500 has been converted to U.S. dollars at an exchange rate of €1.00 to $1.11 as of December 31, 2023 to reflect total amount outstanding in U.S. dollars. Pounds sterling balance outstanding of £9,000 has been converted to U.S. dollars at an exchange rate of £1.00 to $1.27 as of December 31, 2023 to reflect total amount outstanding in U.S. dollars.

KKR FS Income Trust
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 9. Financing Arrangements (continued)
For the six months ended June 30, 2024, the components of total interest expense for the Company’s financing arrangements were as follows:

	Six Months Ended June 30,
	2024
Arrangement(1)	Direct Interest Expense	Amortization of Deferred Financing Costs	Total Interest Expense
Senior Secured Revolving Credit Facility(2)	$2,243	$194	$2,437
K-FIT AB-1 Credit Facility(2)	2,651	280	2,931
Total	$4,894	$474	$5,368
_____________________
(1)Borrowings of each of the Company’s wholly-owned, special-purpose financing subsidiaries are considered borrowings of the Company for purposes of complying with the asset coverage requirements applicable to BDCs under the 1940 Act.
(2)Direct interest expense includes the effect of non-usage fees.
The Company’s average borrowings and weighted average interest rate, including the effect of non-usage fees, for the six months ended June 30, 2024 were $98,408 and 9.95%, respectively. As of June 30, 2024, the Company’s weighted average effective interest rate on borrowings, including the effect of non-usage fees, was 8.59%.
The Company’s average borrowings and weighted average interest rate, including the effect of non-usage fees, for the year ended December 31, 2023 were $16,194 and 5.31%, respectively. As of December 31, 2023, the Company’s weighted average effective interest rate on borrowings, including the effect of non-usage fees, was 8.93%.
Under its financing arrangements, the Company has made certain representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar financing arrangements. The Company was in compliance with all covenants required by its financing arrangements as of June 30, 2024.

Note 10. Commitments and Contingencies
On August 2, 2022, the Company entered into a facility agreement, or the Cliffwater Facility Agreement, with Cliffwater Corporate Lending Fund, or Cliffwater, an independent third-party, to acquire portfolio investments from time to time by purchasing all or a portion of certain investments owned and held by Cliffwater at the Company’s or Cliffwater’s request pursuant to the terms and provisions of the Cliffwater Facility Agreement, or the Warehousing Transaction. The Cliffwater Facility Agreement creates a forward obligation of Cliffwater to sell, and a forward obligation of the Company or its designee to purchase, all or a portion of certain investments owned and held by Cliffwater at the Company’s or Cliffwater’s request pursuant to the terms and conditions of the Cliffwater Facility Agreement. Prior to the date on which (i) an insolvency proceeding is commenced by the Company or (ii) an insolvency proceeding is commenced against the Company and is not dismissed or stayed within 60 days, such date, the Facility End Date, the Company’s obligation to purchase such investments is conditional upon satisfying certain conditions, including that the Company has called and received cash funding from subscriptions in an aggregate amount of at least $250,000, such condition, the Capital Condition.
On May 9, 2024, the Company, Cliffwater, and CCLF Holdings (D13) LLC, or CCLF Sub, together with Cliffwater, individually and collectively, the Financing Provider, each an unaffiliated third party, entered into an amendment and restatement of that certain Cliffwater Facility Agreement, dated as of August 2, 2022, or the A&R Cliffwater Facility Agreement, effective as of March 29, 2024. The A&R Cliffwater Facility Agreement provides for among other things, an increase in the Capital Condition from $250,000 to $500,000.
During the six months ended June 30, 2024, the Company purchased investments, including unfunded commitments, with a cost of $173,658 from the Financing Provider. As of June 30, 2024, $80,742 of these purchases are included in payable for investments purchased in the statement of assets and liabilities. For the period from July 1, 2024 through August 9, 2024, no investments were purchased by the Company from the Financing Provider.
As of June 30, 2024, the conditions precedent to the Company’s obligation to purchase any such investments have not been met. The Company did not hold any beneficial interest in the warehouse.

KKR FS Income Trust
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 10. Commitments and Contingencies (continued)
The Company enters into contracts that contain a variety of indemnification provisions. The Company’s maximum exposure under these arrangements is unknown; however, the Company has not had prior claims or losses pursuant to these contracts. The Adviser has reviewed the Company’s existing contracts and expects the risk of loss to the Company to be remote.
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
Unfunded commitments to provide funds to portfolio companies are not recorded in the Company’s statement of assets and liabilities. Since these commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. The Company has sufficient liquidity to fund these commitments. As of June 30, 2024, the Company’s unfunded commitments consisted of the following:

Category / Company(1)	Commitment Amount
Senior Secured Loans—First Lien
Apex Service Partners LLC	$1,011
Apex Service Partners LLC	570
Ardonagh Group Ltd/The	974
Cadence Education LLC	1,086
Cadence Education LLC	1,843
Clarience Technologies LLC	3,931
Clarience Technologies LLC	4,026
CSafe Global	1,170
CSafe Global	1,958
Dental365 LLC	2,216
Dental365 LLC	5,992
DOXA Insurance Holdings LLC	1,233
DOXA Insurance Holdings LLC	1,114
DOXA Insurance Holdings LLC	838
DuBois Chemicals Inc	2,138
DuBois Chemicals Inc	2,138
Galway Partners Holdings LLC	792
Granicus Inc	48
Granicus Inc	45
Heritage Environmental Services Inc	2,750
Highgate Hotels Inc	1,114
Individual FoodService	871
Individual FoodService	1,764
Insightsoftware.Com Inc	3,366
Insightsoftware.Com Inc	770
Integrity Marketing Group LLC	9,188
Integrity Marketing Group LLC	5,291
Lazer Logistics Inc	1,229
Lazer Logistics Inc	1,918
Lipari Foods LLC	1,930
Magna Legal Services LLC	847
Magna Legal Services LLC	3,028
MB2 Dental Solutions LLC	10,115
MB2 Dental Solutions LLC	1,483
Model N Inc	2,220
Model N Inc	1,184
OEConnection LLC	2,560

KKR FS Income Trust
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 10. Commitments and Contingencies (continued)

Category / Company(1)	Commitment Amount
OEConnection LLC	$1,596
PSC Group	356
PSC Group	923
Radwell International LLC/PA	1,391
Shaw Development LLC	2,049
Spotless Brands LLC	3,138
STV Group Inc	1,284
STV Group Inc	1,974
Turnpoint Services Inc	692
Turnpoint Services Inc	1,108
Wealth Enhancement Group LLC	298
Woolpert Inc	847
Woolpert Inc	2,118
Zeus Industrial Products Inc	3,244
Zeus Industrial Products Inc	4,326
Asset Based Finance
Altitude II IRL WH Borrower DAC, Revolver	71
Bausch Health Cos Inc, Revolver	18,750
Curia Global Inc, Revolver	10,333
GreenSky Holdings LLC, Term Loan	374
TalkTalk Telecom Group Ltd, Revolver	3,179
Weber-Stephen Products LLC, Revolver	7,192
Total	$149,994
Unfunded Equity/Other commitments	$47,840
__________
(1)May be commitments to one or more entities affiliated with the named company.
As of June 30, 2024, the Company’s debt commitments are comprised of $80,075 revolving credit facilities and $69,919 delayed draw term loans, which generally are used for acquisitions or capital expenditures and are subject to certain performance tests. Such unfunded debt commitments have a fair value representing unrealized appreciation (depreciation) of $102. The Company’s unfunded Equity/Other commitments generally require certain conditions to be met or actual approval from the Adviser prior to funding.
While the Company does not expect to fund all of its unfunded commitments, there can be no assurance that it will not be required to do so.
In the normal course of business, the Company may enter into guarantees on behalf of portfolio companies. Under such arrangements, the Company would be required to make payments to third parties if the portfolio companies were to default on their related payment obligations. The Company had no such guarantees outstanding as of June 30, 2024 and December 31, 2023.

KKR FS Income Trust
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 11. Financial Highlights
The following is a schedule of financial highlights of the Company for the six months ended June 30, 2024 and the year ended December 31, 2023:

	Six Months Ended June 30, 2024	Year Ended December 31, 2023
	(Unaudited)
Per Share Data:(1)
Net asset value, beginning of period	$28.84	$25.82
Results of operations(2)
Net investment income (loss)	1.64	2.74
Net realized gain (loss) and unrealized appreciation (depreciation)	0.55	2.01
Net increase (decrease) in net assets resulting from operations	2.19	4.75
Shareholder distributions(3)
Distributions from net investment income	(1.58)	(0.96)
Net decrease in net assets resulting from shareholder distributions	(1.58)	(0.96)
Capital share transactions
Issuance of Common Shares(4)	—	(0.77)
Net increase (decrease) in net assets resulting from capital share transactions	—	(0.77)
Net asset value, end of period	$29.45	$28.84
Shares outstanding, end of period	13,255,282	8,457,385
Total return based on net asset value(5)	7.59%	15.41%
Ratio/Supplemental Data:
Net assets, end of period	$390,404	$243,894
Ratio of net investment income to average net assets(6)	11.22%	9.59%
Ratio of total operating expenses to average net assets(6)	8.63%	6.12%
Ratio of waived expenses to average net assets(6)	(2.66)%	(2.59)%
Ratio of net operating expenses to average net assets(6)	5.97%	3.53%
Portfolio turnover(7)	10.92%	8.40%
Total amount of senior securities outstanding, exclusive of treasury securities	$169,547	$94,746
Asset coverage per unit(8)	3.30	3.57
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
(6)Weighted average net assets during the applicable period are used for this calculation. Ratios for the six months ended June 30, 2024 are annualized, with the exception of capital gains incentive fees and recoupment of previously waived expenses. Annualized ratios for the six months ended June 30, 2024 are not necessarily indicative of the ratios that may be expected for the year ending December 31, 2024. The following is a schedule of supplemental ratios for the six months ended June 30, 2024 and the year ended December 31, 2023:

	Six Months Ended June 30, 2024	Year Ended December 31, 2023
	(Unaudited)
Ratio of accrued capital gains incentive fees to average net assets	0.24%	0.37%
Ratio of interest expense to average net assets	3.53%	1.06%

KKR FS Income Trust
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 11. Financial Highlights (continued)
(7)Portfolio turnover for the six months ended June 30, 2024 is not annualized.
(8)Asset coverage per unit is the ratio of the carrying value of the Company’s total consolidated assets, less liabilities and indebtedness not represented by senior securities, to the aggregate amount of senior securities representing indebtedness.

Note 12. Subsequent Events
Distributions
On July 11, 2024, the Board declared a distribution of $0.25 per Common Share, payable on or about August 28, 2024 to shareholders of record as of the close of business on July 31, 2024. Additionally, on July 31, 2024, the Board declared a distribution of $0.25 per Common Share, payable on or about September 26, 2024 to shareholders of record as of the close of business on August 30, 2024. Shareholders may receive the distribution payments in cash or in Common Shares in accordance with their election under the Company’s distribution reinvestment plan.
Private Offering Closings
On July 1, 2024, the Company issued and sold 2,876,973 Common Shares in the Private Offering (with the final number of Common Shares issued being determined on July 22, 2024) pursuant to subscription agreements entered into with the participating investors for aggregate consideration of $84,727.
On August 1, 2024, the Company issued and sold Common Shares in the Private Offering pursuant to subscription agreements entered into with the participating investors for aggregate consideration of $72,042. The final number of Common Shares issued as of August 1, 2024 in connection with the monthly closing will be determined at a later date in connection with the Company’s determination of its net asset value per Common Share as of July 31, 2024.

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
The Adviser has agreed to advance all of our organizational and offering expenses on our behalf (including legal, accounting, printing, mailing, subscription processing and filing fees and expenses and other offering expenses, including costs associated with technology integration between our systems and those of our participating brokers, reasonable bona fide due diligence expenses of participating brokers supported by detailed and itemized invoices, costs in connection with preparing sales materials and other marketing expenses, design and website expenses, fees and expenses of our transfer agent, fees to attend retail seminars sponsored by participating brokers and costs, expenses and reimbursements for travel (provided that we shall not be required to bear the cost of private airfare in excess of comparable first-class/business rates on a commercial airline, if available), meals, accommodations, entertainment and other similar expenses related to meetings or events with prospective investors, brokers, registered investment advisors or financial or other advisors, but excluding the shareholder servicing and/or distribution fee) through a date determined by the Adviser in its discretion. We had no obligation to reimburse the Adviser for such advanced expenses until the initial issuance of Common Shares to non-affiliated investors after commencement of the monthly closings for the Private Offering, which commenced on March 1, 2024. As of June 30, 2024, the Company had incurred organizational and offering expenses of $991 and $2,851, respectively, which expenses the Adviser elected to cover pursuant to the Expense Support Agreement, subject to reimbursement by the Company pursuant to its terms. See “Expense Support and Conditional Reimbursement Agreement” below for more information. In no event will we bear in excess of $1.5 million in organizational expenses; the Adviser has agreed to be responsible for any organizational expenses in excess of $1.5 million. For the six months ended June 30, 2024, the Company reimbursed $1,265 of organizational and offering expenses.
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
For the six months ended June 30, 2024 and the year ended December 31, 2023, the Adviser has agreed to pay $0 and $147, respectively, in Expense Payments, subject to reimbursement by the Company in accordance with the Expense Support Agreement. For the six months ended June 30, 2024, the Company reimbursed the Adviser for $436 of previously waived expenses. As of June 30, 2024, there are no amounts of previously waived expenses subject to recoupment.

Portfolio Investment Activity for the Three and Six Months Ended June 30, 2024 and for the Year Ended
December 31, 2023
Total Portfolio Activity
The following tables present certain selected information regarding our portfolio investment activity for the three and six months ended June 30, 2024:

	For the Three Months Ended	For the Six Months Ended
Net Investment Activity	June 30, 2024	June 30, 2024
Purchases	$199,602	$394,469
Sales and Repayments	(30,334)	(46,997)
Net Portfolio Activity	$169,268	$347,472

	For the Three Months Ended				For the Six Months Ended
	June 30, 2024				June 30, 2024
New Investment Activity by Asset Class	Purchases	Percentage	Sales and Repayments	Percentage	Purchases	Percentage	Sales and Repayments	Percentage
Senior Secured Loans—First Lien	$153,994	77%	$10,604	35%	$318,436	81%	$21,113	45%
Subordinated Debt	—	—	—	—	485	0%	—	—
Asset Based Finance	45,608	23%	19,730	65%	75,548	19%	25,884	55%
Total	$199,602	100%	$30,334	100%	$394,469	100%	$46,997	100%

The following table summarizes the composition of our investment portfolio at cost and fair value as of June 30, 2024 and December 31, 2023:
	June 30, 2024
	(Unaudited)			December 31, 2023
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$499,676	$506,431	82.0%	$201,782	$204,314	77.4%
Subordinated Debt	1,563	1,550	0.2%	973	961	0.4%
Asset Based Finance	107,614	109,865	17.8%	57,706	58,655	22.2%
Total	$608,853	$617,846	100.0%	$260,461	$263,930	100.0%
_____________________
(1)Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

The following table presents certain selected information regarding the composition of our investment portfolio as of June 30, 2024 and December 31, 2023:
	June 30, 2024	December 31, 2023
Number of Portfolio Companies	66	31
% of Direct Originations in Investment Portfolio	100.0%	100.0%
% Variable Rate Debt Investments (based on fair value)(1)	91.4%	90.6%
% Fixed Rate Debt Investments (based on fair value)(1)	6.3%	2.4%
% Other Income Producing Investments (based on fair value)(2)	1.2%	1.2%
% Non-Income Producing Investments (based on fair value)	1.1%	5.8%
Weighted Average Annual Yield on Accruing Debt Investments(1)(3)	11.4%	12.1%
Weighted Average Annual Yield on All Debt Investments(4)	11.4%	12.1%
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
(3)The Weighted Average Annual Yield on Accruing Debt Investments is computed as (i) the sum of (a) the stated annual interest rate, dividend rate or other similar stated return of each accruing Debt Investment, multiplied by its par amount, adjusted to U.S. dollars and for any partial income accrual when necessary, as of the end of the applicable reporting period, plus (b) the annual amortization of the purchase or original issue discount or premium of each accruing Debt Investment; divided by (ii) the total amortized cost of Debt Investments included in the calculated group as of the end of the applicable reporting period. Stated annual interest rate for floating rate Debt Investments assumes the greater of (a) the respective base rate in effect as of June 30, 2024, and (b) the stated base rate floor. The base rate utilized in this calculation may not be indicative of the base rates for specific contracts as of June 30, 2024.
(4)The Weighted Average Annual Yield on All Debt Investments is computed as (i) the sum of (a) the stated annual interest rate, dividend rate or other similar stated return of each Debt Investment, multiplied by its par amount, adjusted to U.S. dollars and for any partial income accrual when necessary, as of the end of the applicable reporting period, plus (b) the annual amortization of the purchase or original issue discount or premium of each Debt Investment; divided by (ii) the total amortized cost of Debt Investments included in the calculated group as of the end of the applicable reporting period. Stated annual interest rate for floating rate Debt Investments assumes the greater of (a) the respective base rate in effect as of June 30, 2024, and (b) the stated base rate floor. The base rate utilized in this calculation may not be indicative of the base rates for specific contracts as of June 30, 2024.
For the six months ended June 30, 2024, our total return based on NAV was 7.59%. For the year ended December 31, 2023, our total return based on NAV was 15.41%. See footnote 5 to the table included in Note 11 to our unaudited consolidated financial statements included herein for information regarding the calculation of our total return based on NAV.

Portfolio Composition by Industry Classification
The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of June 30, 2024 and December 31, 2023:

	June 30, 2024
	(Unaudited)		December 31, 2023
Industry Classification	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Banks	$1,547	0.2%	$2,093	0.8%
Capital Goods	128,025	20.7%	55,589	21.1%
Commercial & Professional Services	108,483	17.6%	76,758	29.1%
Consumer Discretionary Distribution & Retail	13,753	2.2%	2,179	0.8%
Consumer Services	33,791	5.5%	12,953	4.9%
Consumer Staples Distribution & Retail	16,507	2.7%	16,673	6.3%
Equity Real Estate Investment Trusts (REITs)	20,108	3.3%	—	—
Financial Services	31,964	5.2%	17,055	6.5%
Health Care Equipment & Services	60,553	9.8%	—	—
Insurance	60,780	9.8%	29,092	11.0%
Materials	12,711	2.1%	—	—
Pharmaceuticals, Biotechnology & Life Sciences	29,250	4.7%	21,875	8.3%
Real Estate Management & Development	7,039	1.1%	3,467	1.3%
Software & Services	41,550	6.7%	12,698	4.8%
Technology Hardware & Equipment	1,095	0.2%	—	—
Transportation	50,690	8.2%	13,498	5.1%
Total	$617,846	100.0%	$263,930	100.0%

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
The following table shows the distribution of our investments on the 1 to 4 investment rating scale at fair value as of June 30, 2024 and December 31, 2023:

	June 30, 2024		December 31, 2023
Investment Rating	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
1	$601,339	97%	$247,257	94%
2	16,507	3%	16,673	6%
3	—	—	—	—
4	—	—	—	—
Total	$617,846	100%	$263,930	100%

The amount of the portfolio in each grading category may vary substantially from period to period resulting primarily from changes in the composition of the portfolio as a result of new investment, repayment and exit activities. In addition, changes in the grade of investments may be made to reflect our expectation of performance and changes in investment values.

Results of Operations
Comparison of the Three and Six Months Ended June 30, 2024 and June 30, 2023
Revenues
Our investment income for the three and six months ended June 30, 2024 and 2023 was as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2024		2023		2024		2023
	Amount	Percentage of Total Income	Amount	Percentage of Total Income	Amount	Percentage of Total Income	Amount	Percentage of Total Income
Interest income	$14,114	92.5%	$498	69.2%	$23,041	86.4%	$702	73.7%
Fee income	635	4.2%	222	30.8%	2,559	9.6%	251	26.3%
Dividend income	511	3.3%	—	—	1,080	4.0%	—	—
Total investment income(1)	$15,260	100.0%	$720	100.0%	$26,680	100.0%	$953	100.0%
___________
(1)Such revenues represent $14,720 and $709 of cash income earned as well as $540 and $11 in non-cash portions relating to accretion of discount and PIK interest for the three months ended June 30, 2024 and 2023, respectively. Such revenues represent $25,829 and $938 of cash income earned as well as $851 and $15 in non-cash portions relating to accretion of discount and PIK interest for the six months ended June 30, 2024 and 2023, respectively. Cash flows related to such non-cash revenues may not occur for a number of reporting periods or years after such revenues are recognized.
The level of interest income we receive is generally related to the balance of income-producing investments, multiplied by the weighted average yield of our investments. We expect the dollar amount of interest and any dividend income that we earn to increase as the size of our investments portfolio increases.
The increase in interest income, fee income and dividend income for the three and six months ended June 30, 2024 compared to the three and six months ended June 30, 2023 is primarily due to the increase in the size of our investment portfolio.
Expenses
Our operating expenses for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Management fees	$1,039	$61	$1,832	$62
Subordinated income incentive fees	1,174	—	2,216	—
Capital gains incentive fees	458	201	724	201
Interest Expense	3,372	—	5,368	—
Administrative services expenses	380	142	816	142
Accounting and administrative fees	80	1	114	3
Organizational and offering costs	807	—	1,265	—
Insurance expense	46	92	91	237
Audit expense	136	—	289	—
Other expenses	388	216	539	216
Total operating expenses	7,880	713	13,254	861
Management and incentive fee waivers	(2,213)	(61)	(4,048)	(62)
Expense (waiver) recoupment	—	—	436	(147)
Net operating expenses	$5,667	$652	$9,642	$652

The following table reflects selected expense ratios as a percent of average net assets for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Ratio of operating expenses to average net assets	2.28%	3.98%	4.51%	6.58%
Ratio of expense waivers to average net assets(1)	(0.64)%	(0.34)%	(1.34)%	(1.60)%
Ratio of net operating expenses to average net assets	1.64%	3.64%	3.17%	4.98%
Ratio of net incentive fees and interest expense to average net assets(1)	1.11%	1.12%	2.00%	1.54%
Ratio of net operating expenses, excluding certain expenses, to average net assets	0.53%	2.52%	1.17%	3.44%
__________
(1)Ratio data may be rounded in order to recompute the ending ratio of net operating expenses to average net assets or net operating expenses, excluding certain expenses, to average net assets.

We generally expect our general and administrative expenses to decrease as a percentage of our average net assets because of the anticipated growth in the size of our asset base.
The increase in expenses for the three and six months ended June 30, 2024 compared to the three and six months ended June 30, 2023 is primarily due to the increase in the size of our investment portfolio, the acceleration of our operational activity during the three and six months ended June 30, 2024 and the incurrence of borrowings under the K-FIT AB-1 Credit Facility and the Senior Secured Revolving Credit Facility.
Interest expense, among other things, may increase or decrease our expense ratios relative to comparative periods depending on portfolio performance, changes in amounts outstanding under our financing arrangement and benchmark interest rates such as SOFR, among other factors.
Net Investment Income
Our net investment income totaled $9,593 ($0.81 per share) and $68 ($0.10 per share) for the three months ended June 30, 2024 and 2023, respectively. The increase in net investment income during the three months ended June 30, 2024 compared to the three months ended June 30, 2023 can primarily be attributed to the increase in interest and fee income discussed above.
Our net investment income totaled $17,038 ($1.64 per share) and $301 ($0.61 per share) for the six months ended June 30, 2024 and 2023, respectively. The increase in net investment income during the six months ended June 30, 2024 compared to the six months ended June 30, 2023 can primarily be attributed to the increase in interest and fee income discussed above.
Net Realized Gains or Losses
Our net realized gains (losses) on investments and foreign currency for the three and six months ended June 30, 2024 and 2023 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net realized gain (loss) on investments(1)	$(9)	$17	$56	$17
Net realized gain (loss) on foreign currency	6	(2)	51	(2)
Total net realized gain (loss)	$(3)	$15	$107	$15
______________
(1)We sold investments and received principal repayments of $29,255 and $1,079, respectively, during the three months ended June 30, 2024 and $439 and $32, respectively, during the three months ended June 30, 2023. We sold investments and received principal repayments of $45,665 and $1,332, respectively, during the six months ended June 30, 2024 and $439 and $39, respectively, during the six months ended June 30, 2023.

Net Change in Unrealized Appreciation (Depreciation)
Our net change in unrealized appreciation (depreciation) on investments, foreign currency forward contracts and unrealized gain (loss) on foreign currency for the three and six months ended June 30, 2024 and 2023 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net change in unrealized appreciation (depreciation) on investments	$3,663	$1,586	$5,524	$1,748
Net change in unrealized appreciation (depreciation) on foreign currency forward contracts	(6)	—	(6)	—
Net change in unrealized gain (loss) on foreign currency	12	3	169	3
Total net change in unrealized appreciation (depreciation)	$3,669	$1,589	$5,687	$1,751
The net change in unrealized appreciation (depreciation) during the three and six months ended June 30, 2024 was driven primarily by appreciation on several specific assets in the portfolio.
Net Increase (Decrease) in Net Assets Resulting from Operations
For the three months ended June 30, 2024, the net increase in net assets resulting from operations was $13,259 ($1.12 per share) compared to a net increase in net assets resulting from operations of $1,672 ($2.48 per share) for the three months ended June 30, 2023.
For the six months ended June 30, 2024, the net increase in net assets resulting from operations was $22,832 ($2.20 per share) compared to a net increase in net assets resulting from operations of $2,067 ($4.17 per share) for the six months ended June 30, 2023.
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
As of June 30, 2024, we had received capital commitments of $420,000 from investors in the Private Offering, and have called an aggregate of $245,500 in capital contributions in exchange for 8,693,155 in Class I shares in connection with such commitments.
As of June 30, 2024, we had $25,927 in cash and foreign currency, which we held in custodial accounts. As of June 30, 2024, we had unfunded debt investments with aggregate unfunded commitments of $149,994 and unfunded equity/other commitments of $47,840. We maintain sufficient cash on hand, available borrowings and liquid securities to fund such unfunded commitments should the need arise.
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

As of June 30, 2024, our asset coverage ratio as calculated under the 1940 Act was 330%.
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
Financing Arrangements
The following table presents summary information with respect to our outstanding financing arrangements as of June 30, 2024:

	As of June 30, 2024 (Unaudited)
Arrangement	Type of Arrangement	Rate	Amount Outstanding		Amount Available	Maturity Date
Senior Secured Revolving Credit Facility(1)	Revolving Credit Facility	SOFR+2.13%(2)	$87,532	(3)	$37,468	July 19, 2028
K-FIT AB-1 Credit Facility(1)	Revolving Credit Facility	SOFR+2.75%(2)	81,500		168,500	October 10, 2028
Total			$169,032		$205,968
___________
(1)The carrying amount outstanding under the facility approximates its fair value.
(2)The benchmark rate is subject to a 0% floor.
(3)Amount includes borrowing in Euros and pounds sterling. Euro balance outstanding of €3,150 has been converted to U.S. dollars at an exchange rate of €1.00 to $1.07 as of June 30, 2024 to reflect total amount outstanding in U.S. dollars. Pounds sterling balance outstanding of £11,600 has been converted to U.S. dollars at an exchange rate of £1.00 to $1.26 as of June 30, 2024 to reflect total amount outstanding in U.S. dollars.

See Note 9 to our unaudited consolidated financial statements included herein for additional information regarding our financing arrangements.
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

During certain periods, our distributions may exceed our earnings. As a result, it is possible that a portion of the distributions we make may represent a return of capital. A return of capital generally is a return of a shareholder’s investment rather than a return of earnings or gains derived from our investment activities. Each year a statement on Form 1099-DIV identifying the sources of the distributions will be mailed to our shareholders. No portion of the distributions paid during the six months ended June 30, 2024 represented a return of capital.
We intend to continue to make our regular distributions in the form of cash, out of assets legally available for distribution, except for those shareholders who have elected to receive their distributions in the form of additional Common Shares under our distribution reinvestment plan. Any distributions reinvested under the plan will nevertheless remain taxable to a U.S. shareholder.
The following table reflects the cash distributions per share that we have declared on our Common Shares during the six months ended June 30, 2024:

	Distribution
For the Three Months Ended	Per Share	Amount
Fiscal 2024
March 31, 2024	$0.73	$6,567
June 30, 2024	0.85	10,231
Total	$1.58	$16,798
See Note 5 to our unaudited consolidated financial statements included herein for additional information regarding our distributions.
Recent Developments
Distributions
On July 11, 2024, the Board declared a distribution of $0.25 per Common Share, payable on or about August 28, 2024 to shareholders of record as of the close of business on July 31, 2024. Additionally, on July 31, 2024, the Board declared a distribution of $0.25 per Common Share, payable on or about September 26, 2024 to shareholders of record as of the close of business on August 30, 2024. Shareholders may receive the distribution payments in cash or in Common Shares in accordance with their election under the Company’s distribution reinvestment plan.
Private Offering Closings
On July 1, 2024, we issued and sold 2,876,973 Common Shares in the Private Offering (with the final number of Common Shares issued being determined on July 22, 2024) pursuant to subscription agreements entered into with the participating investors for aggregate consideration of $84,727.
On August 1, 2024, we issued and sold Common Shares in the Private Offering pursuant to subscription agreements entered into with the participating investors for aggregate consideration of $72,042. The final number of Common Shares issued as of August 1, 2024 in connection with the monthly closing will be determined at a later date in connection with the Company’s determination of its net asset value per Common Share as of July 31, 2024.

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
As of June 30, 2024, our investment portfolio, valued at fair value in accordance with our Board-approved valuation policy, represented 93.39% of our total assets, as compared to 75.25% of our total assets as of December 31, 2023.
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
Contractual Obligations
We have entered into the Advisory Agreement and Administration Agreement with the Adviser to provide us with investment advisory and administrative services. Payments for investment advisory services under the Advisory Agreement are equal to (a) an annual base management fee based on the average monthly value of the Company’s net assets during the most recently completed calendar quarter, and (b) an incentive fee based on our performance. The Adviser is reimbursed for administrative expenses incurred on our behalf. See Note 4 to our unaudited consolidated financial statements included herein for a discussion of these agreements and for the amount of fees and expenses accrued under these agreements during the six months ended June 30, 2024.
If any of our contractual obligations are terminated, our costs may increase under any new agreements that we enter into as replacements. We would also likely incur expenses in locating alternative parties to provide the services we expect to receive under our Advisory Agreement and our Administration Agreement.
Off-Balance Sheet Arrangements
We may become a party to financial instruments with off-balance sheet risk in the normal course of our business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of June 30, 2024, we had off-balance sheet arrangements with the Financing Provider under the Cliffwater Facility Agreement, as described below.

Warehousing Transaction
On May 9, 2024, the Company entered into the A&R Cliffwater Facility Agreement with the Financing Provider to acquire portfolio investments from time to time by purchasing all or a portion of certain investments owned and held by the applicable Financing Provider at the Company’s or the applicable Financing Provider’s request pursuant to the terms and provisions of the A&R Cliffwater Facility Agreement. The Cliffwater Facility Agreement creates a forward obligation of the applicable Financing Provider to sell, and a forward obligation of the Company or its designee to purchase, all or a portion of certain investments owned and held by the applicable Financing Provider at the Company’s or the applicable Financing Provider’s request pursuant to the terms and conditions of the A&R Cliffwater Facility Agreement. Prior to the date on which (i) an insolvency proceeding is commenced by the Company or (ii) an insolvency proceeding is commenced against the Company and is not dismissed or stayed within 60 days, such date referred to as the Facility End Date, the Company’s obligation to purchase such investments is conditional upon satisfying certain conditions, including the Capital Condition. The Company made customary representations and warranties in the A&R Cliffwater Facility Agreement.
Subject to satisfaction of the Capital Condition, the A&R Cliffwater Facility Agreement provides that the applicable Financing Provider can require the Company to purchase from the applicable Financing Provider such investments entered into in connection with the A&R Cliffwater Facility Agreement (x) with respect to such investment initially acquired by the applicable Financing Provider prior to the date that the Company has raised investor subscriptions that are callable, have been called or received in an aggregate amount of at least $750,000, such date referred to as the Subscription Threshold Date, in an amount up to 3.0% of the aggregate subscriptions that the Company has raised on or prior to the trade date of any purchase and (y) with respect to such investment initially acquired by the applicable Financing Provider on or after the Subscription Threshold Date, in an amount up to 2.0% of the aggregate subscriptions that the Company has raised on or prior to the trade date of any purchase. Such purchases will be at the prices determined under the A&R Cliffwater Facility Agreement, as discussed further below; provided that, (i) the Company may, on one occasion, extend the Facility End Date by three months and (ii) if no notice requiring a purchase or sale, as applicable, of such investments is delivered in accordance with the A&R Cliffwater Facility Agreement by the Facility End Date, none of the parties to the A&R Facility Agreement may require the other party to purchase or sell, as applicable, such investments after the Facility End Date.
The applicable Financing Provider will receive during the period commencing on the date the applicable Financing Provider acquires an investment and ending on the date immediately preceding the trade date of such investment, or the Holding Period, (i) all principal proceeds, all OID and Fees (as defined in the A&R Cliffwater Facility Agreement) paid on account of any portion of an underlying purchased loan that is repaid or prepaid and not available to be reborrowed and an available unfunded commitment that has been terminated, not funded and is not available to be reborrowed by the underlying obligor and all amendment fees on such investments it holds pursuant to the A&R Cliffwater Facility Agreement, in each case, during the Holding Period, (ii) all cash interest and payment-in-kind interest and all fees (other than one-time fees) that regularly accrue and are payable to all lenders under the underlying documents for such investments on account of such lenders’ loans or commitments outstanding pursuant to such underlying documents, in each case, during the Holding Period and (iii) additional consideration for any such investments transferred to the purchaser that have paid OID and Fees prior to the trade date during the Holding Period equal to an amount from 0.25% to 1.50% (based on the length of time such asset is held by the applicable Financing Provider) of the par value or unfunded amount, as applicable, of any such investment as of immediately prior to any transfer of such investment by the applicable Financing Provider to the Fund, the consideration under this clause (iii), the Additional Consideration.
Unless otherwise agreed to by the Company, Cliffwater, and CCLF SUB, each investment transaction under the A&R Cliffwater Facility Agreement is expected to be for portfolio investments with a purchase price of at least $1.0 million or, if less, the purchase price of all remaining portfolio investments, including related unfunded commitments, held by the applicable Financing Provider.
Following fulfillment of the conditions precedent to the Company’s obligations to purchase any loans under the A&R Cliffwater Facility Agreement, the Company will purchase such loans owned and held by the applicable Financing Provider under the A&R Cliffwater Facility Agreement at a purchase price equal to (i) the par amount of such loan plus, without duplication, (ii) PIK interest accrued during the Holding Period and PIK interest accrued but not capitalized prior to the Holding Period minus (iii) the sum of (x) OID, upfront fees and other similar fees on account of such purchase loan (all of which are attributable to the Holding Period) plus (y) any termination fees or other similar fees during the Holding Period plus (iv) solely to the extent that such loan has paid OID, upfront fees or other similar fees, the Additional Consideration.
Similarly, following fulfillment of the conditions precedent to the Company’s obligations to purchase any unfunded commitments under the A&R Cliffwater Facility Agreement, the Company will purchase such assets owned and held by the applicable Financing Provider under the A&R Cliffwater Facility Agreement at a purchase price equal to (i) zero plus (ii) solely to the extent that such unfunded commitment has paid OID, upfront fees or other similar fees, the Additional Consideration, minus (iii) OID, upfront fees and other similar fees on account of such unfunded commitment. The above purchase price calculations are subject to adjustment in certain circumstances under the A&R Cliffwater Facility Agreement.

In connection with investments, including related unfunded commitments, underwritten primarily on investments backed by large and diversified pools of financial hard and contractual assets, or the Warehouse Asset Based Finance Investments, following fulfillment of the conditions precedent to the Company’s obligations to purchase any Warehouse Asset Based Finance Investments under the A&R Cliffwater Facility Agreement, the Company will purchase such Warehouse Asset Based Finance Investments owned and held by the applicable Financing Provider under the A&R Cliffwater Facility Agreement at a purchase price equal to (i) the funded cost of such Warehouse Asset Based Finance Investments, minus (ii) the amount of any PIK interest accrued during the Holding Period, minus (iii) the amount of any OID upfront fees and other similar fees on account of such Warehouse Asset Based Finance Investments during the Holding Period, minus (iv) an amount equal to 11% per annum (or, after the one year anniversary of the date the applicable Financing Provider acquired the Warehouse Asset Based Finance Investments, 12%) on the aggregate funded investment cost during the Holding Period of such Warehouse Asset Based Finance Investments, minus, (v) the amount of interest, dividends, fees and other amounts (other than proceeds of principal and other amounts paid on account of indemnification and reimbursement expenses) received by the applicable Financing Provider during the Holding Period on account of such Warehouse Asset Based Finance Investments. This purchase price calculation is subject to adjustment in certain circumstances under the A&R Cliffwater Facility Agreement. Except as set forth above, the Company receives all other economics arising before, during and after the Holding Period on such Asset-Based Finance.
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
The fair value of the loans under the A&R Cliffwater Facility Agreement is not reflected in the purchase price. As such, for loans, to the extent the Company is required to buy a loan from the applicable Financing Provider, the Company bears the risk of the fair value of such loan falling below the par value. In contrast, to the extent that the Company is not required to buy a loan, the applicable Financing Provider bears the risk of the fair value of such loan falling below such par value. Similarly, for unfunded commitments, to the extent the Company is required to buy an unfunded commitment, it will bear the risk of being required to buy a loan that, upon funding, may be valued below the par value. In contrast, to the extent that the Company is not required to buy a loan, the applicable Financing Provider will bear such risk.
The portfolio investments expected to be purchased by the Company from time to time pursuant to the A&R Cliffwater Facility Agreement are expected to generally consist of directly originated loans to middle-market U.S. companies consistent with the Company’s investment objective and investment strategies. There are no material differences between the underwriting standards used in the acquisition of the portfolio investments the Company expects to acquire pursuant to the A&R Cliffwater Facility Agreement and the underwriting standards to be employed by the Adviser on the Company’s behalf for any other portfolio investments to be acquired or held by the Company from time to time.
As of June 30, 2024, the conditions precedent to our obligation to purchase any such investments have not been met. We do not hold any beneficial interest in the warehouse.
During the six months ended June 30, 2024, the Company purchased investments, including unfunded commitments, with a cost of $173,658 from the Financing Provider. As of June 30, 2024, $80,742 of these purchases are included in payable for investments purchased in the statement of assets and liabilities. For the period from July 1, 2024 through August 9, 2024, no investments were purchased by the Company from the Financing Provider.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We are subject to financial market risks, including changes in interest rates. As of June 30, 2024, 91.4% of our portfolio investments (based on fair value) were debt investments paying variable interest rates, 6.3% were debt investments paying fixed interest rates, 1.2% were other income producing investments and the remaining 1.1% consisted of non-income producing investments. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to any variable rate investments we hold and to declines in the value of any fixed rate investments we hold. However, many of our variable rate investments provide for an interest rate floor, which may prevent our interest income from increasing until benchmark interest rates increase beyond a threshold amount. To the extent that a substantial portion of our investments may be in variable rate investments, an increase in interest rates beyond this threshold would make it easier for us to meet or exceed the hurdle rate applicable to the subordinated incentive fee on income, and may result in a substantial increase in our net investment income and to the amount of incentive fees payable to the Adviser with respect to our increased pre-incentive fee net investment income. A prolonged reduction in interest rates could reduce our gross investment income and could result in a decrease in our net investment income if such decreases in interest rates are not offset by a corresponding increase in the spread over the specified reference rate that we earn on any portfolio investments, a decrease in our operating expenses or a decrease in the interest rate of our floating interest rate liabilities.
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
The following table shows the effect over a twelve-month period of changes in interest rates on our interest income, interest expense and net interest income assuming no changes in the composition of our investment portfolio, including the accrual status of our investments, and our financing arrangements in effect as of June 30, 2024 (dollar amounts are presented in thousands):

Basis Point Change in Interest Rates	Increase (Decrease) in Interest Income(1)	Increase (Decrease) in Interest Expense(2)	Increase (Decrease) in Net Interest Income(1)	Percentage Change in Net Interest Income
Down 250 basis points	$(14,105)	$(4,226)	$(9,879)	(14.5)%
Down 200 basis points	(11,284)	(3,381)	(7,903)	(11.6)%
Down 150 basis points	(8,463)	(2,535)	(5,928)	(8.7)%
Down 100 basis points	(5,642)	(1,690)	(3,952)	(5.8)%
Down 50 basis points	(2,821)	(845)	(1,976)	(2.9)%
Up 50 basis points	2,821	845	1,976	2.9%
Up 100 basis points	5,642	1,690	3,952	5.8%
Up 150 basis points	8,463	2,535	5,928	8.7%
Up 200 basis points	11,284	3,381	7,903	11.6%
Up 250 basis points	14,105	4,226	9,879	14.5%
_______________
(1)Assumes no defaults or prepayments by portfolio companies over the next twelve months.
(2)Assumes current debt outstanding as of June 30, 2024, and no changes over the next twelve months.

We expect that our long-term investments will be financed primarily with equity and debt. If deemed prudent, we may use interest rate risk management techniques in an effort to minimize our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations. During the three months ended June 30, 2024, we did not engage in interest rate hedging activities.
Foreign Currency Risk
From time to time, we may make investments that are denominated in a foreign currency that are subject to the effects of exchange rate movements between the foreign currency of each such investment and the U.S. dollar, which may affect future fair values and cash flows, as well as amounts translated into U.S. dollars for inclusion in our consolidated financial statements.

The table below presents the effect that a 10% immediate, unfavorable change in the foreign currency exchange rates (i.e. strengthening of the U.S. dollar) would have on the fair value of our investments denominated in foreign currencies as of June 30, 2024, by foreign currency, all other valuation assumptions remaining constant. In addition, the table below presents the par value of our investments denominated in foreign currencies and the notional amount of foreign currency forward contracts in local currency in place as of June 30, 2024 to hedge against foreign currency risks. Dollar amounts are presented in thousands.

	Investments Denominated in Foreign Currencies As of June 30, 2024				Economic Hedging As of June 30, 2024
	Cost in Local Currency	Cost in US$	Fair Value	Reduction in Fair Value as of June 30, 2024 if 10% Adverse Change in Exchange Rate(1)	Net Foreign Currency Hedge Amount in Local Currency	Net Foreign Currency Hedge Amount in U.S. Dollars
British Pound Sterling	£16,593	$20,968	$21,023	$2,102	£—	$—
Euros	€2,991	3,204	3,365	337	€1,378	1,476
Total		$24,172	$24,388	$2,439		$1,476
_______________
(1)Excludes effect, if any, of any foreign currency hedges.
As illustrated in the table above, we use derivative instruments from time to time, including foreign currency forward contracts and cross currency swaps, to manage the impact of fluctuations in foreign currency exchange rates. In addition, we have the ability to borrow in foreign currencies under our Senior Secured Revolving Credit Facility, which provides a natural hedge with regard to changes in exchange rates between the foreign currencies and U.S. dollar and reduces our exposure to foreign exchange rate differences. We are typically a net receiver of these foreign currencies as related for our international investment positions, and, as a result, our investments denominated in foreign currencies, to the extent not hedged, benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar.
As of June 30, 2024, the net contractual amount of our foreign currency forward contracts totaled $1,476, all of which related to hedging of our foreign currency denominated debt investments. As of June 30, 2024, we had outstanding borrowings denominated in foreign currencies of €3,150 and £11,600 under our Senior Secured Revolving Credit Facility.

Item 4.    Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2024.
Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that we would meet our disclosure obligations.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the three-month period ended June 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
Sales of Unregistered Equity Securities
During the three months ended June 30, 2024, we issued and sold an aggregate of 3,220,354 Class I shares pursuant to subscription agreements entered into with participating investors for aggregate consideration of $94.5 million. All offers and sales of Class I shares during the three months ended June 30, 2024 were conducted in connection with the Private Offering in reliance on the exemption from the registration requirements of the Securities Act provided by Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder. We relied, in part, upon representations from each participating investor in the relevant subscription agreement that such investor is an “accredited investor” as defined in Regulation D under the Securities Act.
Issuer Purchases of Equity Securities
We did not repurchase any of our equity securities during the three months ended June 30, 2024.
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
See Note 3 to our unaudited consolidated financial statements included herein for more information regarding our discretionary share repurchase program.
Item 3.    Defaults upon Senior Securities.
Not applicable.
Item 4.    Mine Safety Disclosures.
Not applicable.
Item  5.    Other Information.
Rule 10b5-1 Trading Plans
During the fiscal quarter ended June 30, 2024, none of our trustees or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

10.1
Amended and Restated Facility Agreement by and between Cliffwater Corporate Lending Fund, CCLF Holdings (D13) LLC and the Company, dated May 9, 2024 (Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2024 filed on May 15, 2024)

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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized on August 14, 2024.

KKR FS Income Trust

By:	/s/ Michael C. Forman
Michael C. Forman Chief Executive Officer (Principal Executive Officer)

By:	/s/ Steven Lilly
Steven Lilly Chief Financial Officer (Principal Financial Officer)

By:	/s/ William Goebel
William Goebel Chief Accounting Officer