Form 10-Q
period 2024-09-30
KKR FS Income Trust
filed 2024-11-13
CIK 1930679

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________________
FORM 10-Q
_________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2024

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
The number of shares of the registrant’s common shares of beneficial interest, par value $0.01 per share, outstanding as of October 31, 2024 was 23,168,304 of Class I shares.

PART I—FINANCIAL INFORMATION
Item 1.    Financial Statements.
KKR FS Income Trust
Consolidated Statements of Assets and Liabilities
(in thousands, except share and per share amounts)

	September 30, 2024
	(Unaudited)	December 31, 2023
Assets
Investments, at fair value
Non-controlled/unaffiliated investments (amortized cost—$804,410 and $259,157, respectively)	$816,188	$262,547
Non-controlled/affiliated investments (amortized cost—$7,679 and $0, respectively)	7,985	—
Controlled/affiliated investments (amortized cost—$3,799 and $1,304, respectively)	3,919	1,383
Total investments, at fair value (amortized cost—$815,888 and $260,461, respectively)	828,092	263,930
Cash	36,278	78,558
Foreign currency (amortized cost—$1,330 and $425, respectively)	1,337	433
Receivable for investments sold and repaid	151	210
Income receivable	7,752	3,204
Expense support receivable	—	436
Deferred financing costs	3,589	3,781
Prepaid expenses and other assets	266	184
Total assets	$877,465	$350,736

Liabilities
Payable for investments purchased	$23,900	$8,400
Debt(1)	222,228	94,231
Unrealized depreciation on foreign currency forward contracts	119	—
Shareholders’ distributions payable	7,302	2,030
Organizational and offering costs payable	1,749	—
Accrued capital gains incentive fee(2)	1,362	390
Administrative services expense payable	590	174
Accrued accounting and administrative fees	55	43
Interest payable	2,429	445
Other accrued expenses and liabilities	557	614
Total liabilities	260,291	106,327

Commitments and contingencies(3)

Series A Preferred Shares, $0.001 par value, unlimited shares authorized, 515 and 515 shares issued and outstanding, respectively; liquidation preference of $515 and $515, respectively	515	515

Shareholders’ equity
Common Shares, $0.01 par value, unlimited shares authorized, 20,862,875 and 8,457,385 Class I shares issued and outstanding, respectively	209	85
Capital in excess of par value	603,483	238,811
Retained earnings (accumulated deficit)	12,967	4,998
Total shareholders’ equity	616,659	243,894
Total liabilities, preferred shares and shareholders’ equity	$877,465	$350,736
Net asset value per share of common shares at period end	$29.56	$28.84
_______________
(1)See Note 9 for a discussion of the Company’s financing arrangements.
(2)See Note 2 for a discussion of the methodology employed by the Company in calculating the capital gains incentive fees.
(3)See Note 10 for a discussion of the Company’s commitments and contingencies.
See notes to unaudited consolidated financial statements.

KKR FS Income Trust
Unaudited Consolidated Statements of Operations
(in thousands, except share and per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Investment income
From non-controlled/unaffiliated investments:
Interest income	$19,809	$3,884	$42,795	$4,586
Fee income	2,253	509	4,812	760
Dividend and other income	115	81	1,158	81
From non-controlled/affiliated investments:
Interest income	136	—	200	—
Fee income	8	—	8	—
From controlled/affiliated investments:
Dividend and other income	86	—	114	—
Total investment income	22,407	4,474	49,087	5,427

Operating expenses
Management fees	1,596	523	3,428	585
Subordinated income incentive fees(1)	2,034	399	4,250	399
Capital gains incentive fees(1)	247	203	971	404
Interest expense(2)	3,804	292	9,172	292
Administrative services expense	560	357	1,376	499
Accounting and administrative fees	72	1	186	4
Organizational and offering costs	1,025	—	2,290	—
Insurance expense	46	92	137	329
Audit expense	147	200	436	332
Other general and administrative expenses	469	136	1,008	220
Total operating expenses	10,000	2,203	23,254	3,064
Management and incentive fee waivers	(3,630)	(922)	(7,678)	(984)
Expense waiver(3)	—	—	—	(147)
Recoupment of previously waived expenses(3)	—	—	436	—
Net expenses	6,370	1,281	16,012	1,933
Net investment income	16,037	3,193	33,075	3,494

Realized and unrealized gain/loss
Net realized gain (loss) on investments:
Non-controlled/unaffiliated investments	21	—	77	17
Net realized gain (loss) on foreign currency forward contracts	9	—	9	—
Net realized gain (loss) on foreign currency	(192)	(52)	(141)	(54)
Net change in unrealized appreciation (depreciation) on investments:
Non-controlled/unaffiliated investments	2,921	1,335	8,388	3,083
Non-controlled/affiliated investments	319	—	306	—
Controlled/affiliated investments	(29)	—	41	—
Net change in unrealized appreciation (depreciation) on foreign currency forward contracts	(113)	—	(119)	—
Net change in unrealized appreciation (depreciation) on foreign currency	(962)	348	(793)	351
Total net realized and unrealized gain (loss)	1,974	1,631	7,768	3,397
Net increase (decrease) in net assets resulting from operations	$18,011	$4,824	$40,843	$6,891

Per share information—basic and diluted
Net increase (decrease) in net assets resulting from operations (Earnings (Losses) per Share)	$0.98	$0.94	$3.12	$3.34
Weighted average shares outstanding	18,447,883	5,106,788	13,059,527	2,053,050
_______________
(1)See Note 2 and 4 for a discussion of the methodology employed by the Company in calculating the subordinated income incentive fees and capital gains incentive fees.
(2)See Note 9 for a discussion of the Company’s financing arrangements.
(3)See Note 4 for a discussion of the Company’s expense support and conditional reimbursement.
See notes to unaudited consolidated financial statements.

KKR FS Income Trust
Unaudited Consolidated Statements of Changes in Net Assets
(in thousands, except share and per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Operations
Net investment income (loss)	$16,037	$3,193	$33,075	$3,494
Net realized gain (loss) on investments, foreign currency forward contracts and foreign currency	(162)	(52)	(55)	(37)
Net change in unrealized appreciation (depreciation) on investments and foreign currency forward contracts	3,098	1,335	8,616	3,083
Net change in unrealized appreciation (depreciation) on foreign currency	(962)	348	(793)	351
Net increase (decrease) in net assets resulting from operations	18,011	4,824	40,843	6,891

Shareholder distributions
Distributions to common shareholders	(16,030)	(2,030)	(32,828)	(2,030)
Distributions to preferred shareholders	(15)	(16)	(46)	(31)
Net decrease in net assets resulting from shareholder distributions	(16,045)	(2,046)	(32,874)	(2,061)

Capital transactions(1)
Issuance of capital	222,940	150,000	363,244	231,500
Reinvestment of shareholder distributions	1,349	—	1,552	—
Net increase (decrease) in net assets resulting from capital share transactions	224,289	150,000	364,796	231,500

Total increase (decrease) in net assets	226,255	152,778	372,765	236,330
Net assets at beginning of period	390,404	90,781	243,894	7,229
Net assets at end of period	$616,659	$243,559	$616,659	$243,559
_______________
(1)See Note 3 for a discussion of the Company’s capital share transactions.
See notes to unaudited consolidated financial statements.

KKR FS Income Trust
Unaudited Consolidated Statements of Cash Flows
(in thousands, except share and per share amounts)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$40,843	$6,891
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of investments	(613,073)	(156,127)
Paid-in-kind interest	(1,574)	—
Proceeds from sales and repayments of investments	60,091	1,100
Net realized (gain) loss on investments	(77)	(17)
Net change in unrealized (appreciation) depreciation on investments	(8,735)	(3,083)
Net change in unrealized (appreciation) depreciation on foreign currency forward contracts	119	—
Accretion of discount	(794)	(365)
Amortization of deferred financing costs	722	56
Unrealized (gain)/loss on borrowings in foreign currency	795	(394)
(Increase) decrease in receivable for investments sold and repaid	59	(1)
(Increase) decrease in income receivable	(4,548)	(854)
(Increase) decrease in expense support receivable	436	(147)
(Increase) decrease in prepaid expenses and other assets	(82)	53
Increase (decrease) in payable for investments purchased	15,500	34,753
Increase (decrease) in organizational and offering costs payable	1,749	—
Increase (decrease) in accrued capital gains incentive fee	972	404
Increase (decrease) in administrative services expense payable	416	473
Increase (decrease) in accrued accounting and administrative fees	12	10
Increase (decrease) in interest payable	1,984	34
Increase (decrease) in other accrued expenses and liabilities	(57)	549
Net cash provided by (used in) operating activities	(505,242)	(116,665)
Cash flows from financing activities
Issuance of capital	363,244	231,500
Issuance of preferred shares	—	515
Reinvestment of shareholder distributions	1,552	—
Distributions to common shareholders	(27,556)	—
Distributions to preferred shareholders	(46)	(31)
Borrowings under financing arrangements	439,252	33,030
Repayments under financing arrangements	(312,050)	(22,864)
Deferred financing costs paid	(530)	(980)
Net cash provided by (used in) financing activities	463,866	241,170
Total increase (decrease) in cash	(41,376)	124,505
Cash and foreign currency at beginning of period	78,991	465
Cash and foreign currency at end of period	$37,615	$124,970
Supplemental disclosure
Interest paid during the period	$6,469	$202

See notes to unaudited consolidated financial statements.

KKR FS Income Trust
Unaudited Consolidated Schedule of Investments
As of September 30, 2024
(in thousands, expect share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Principal Amount(c)/Shares	Amortized Cost	Fair Value(d)
Senior Secured Loans—First Lien—108.3%
Advanced Dermatology & Cosmetic Surgery	(f)(i)	Health Care Equipment & Services	SF+625	1.0%	5/7/27	$827	$827	$827
Affordable Care Inc	(f)	Health Care Equipment & Services	SF+550	0.8%	8/2/28	1,654	1,654	1,648
Alera Group Intermediate Holdings Inc	(f)	Insurance	SF+525	0.8%	10/2/28	1,654	1,654	1,664
Amerivet Partners Management Inc	(f)	Health Care Equipment & Services	SF+525	0.8%	2/25/28	3,308	3,308	3,308
Apex Service Partners LLC	(f)	Commercial & Professional Services	SF+500	1.0%	10/24/29	877	877	877
Apex Service Partners LLC	(f)	Commercial & Professional Services	SF+500	1.0%	10/24/30	286	273	284
Apex Service Partners LLC	(f)(g)(i)	Commercial & Professional Services	SF+500	1.0%	10/24/30	21,482	21,250	21,548
Apex Service Partners LLC	(f)	Commercial & Professional Services	SF+500	1.0%	10/24/30	5,531	5,531	5,548
Apex Service Partners LLC	(h)	Commercial & Professional Services	SF+500	1.0%	10/24/29	950	950	950
Apex Service Partners LLC	(h)	Commercial & Professional Services	SF+500	1.0%	10/24/30	2,287	2,287	2,276
Ardonagh Group Ltd/The	(f)(j)	Insurance	SF+475	0.5%	2/17/31	6,826	6,762	6,962
Area Wide Protective Inc	(g)	Commercial & Professional Services	SF+475	1.0%	12/23/30	938	928	930
Area Wide Protective Inc	(g)	Commercial & Professional Services	SF+475	1.0%	12/23/30	2,875	2,868	2,852
Area Wide Protective Inc	(h)	Commercial & Professional Services	SF+475	1.0%	12/23/30	4,312	4,291	4,278
Avetta LLC	(f)	Software & Services	SF+450, 0.0% PIK (2.3% Max PIK)	0.5%	7/26/31	6,557	6,493	6,518
Avetta LLC	(h)	Software & Services	SF+450	0.5%	7/26/30	1,146	1,146	1,140
Avetta LLC	(h)	Software & Services	SF+450, 0.0% PIK (2.3% Max PIK)	0.5%	7/26/31	1,605	1,605	1,595
BDO USA PA	(f)(g)	Commercial & Professional Services	SF+600	2.0%	8/31/28	16,885	16,644	17,053
Cadence Education LLC	(f)	Consumer Services	SF+500	0.8%	5/1/31	9,205	9,161	9,215
Cadence Education LLC	(f)	Consumer Services	SF+500	0.8%	5/1/31	768	765	769
Cadence Education LLC	(h)	Consumer Services	SF+500	0.8%	5/1/30	1,414	1,412	1,414
Cadence Education LLC	(h)	Consumer Services	SF+500	0.8%	5/1/31	1,632	1,632	1,634
Carrier Fire Protection	(f)(i)	Commercial & Professional Services	SF+500, 0.0% PIK (3.0% Max PIK)	0.5%	7/1/31	7,798	7,729	7,784
Carrier Fire Protection	(f)(i)	Commercial & Professional Services	SF+500	0.5%	7/1/31	317	310	317
Carrier Fire Protection	(f)(i)	Commercial & Professional Services	E+500, 0.0% PIK (3.0% Max PIK)	0.5%	7/1/31	€1,934	2,092	2,151
Carrier Fire Protection	(h)(i)	Commercial & Professional Services	SF+500, 0.0% PIK (3.0% Max PIK)	0.5%	7/1/31	$2,070	2,056	2,067
Carrier Fire Protection	(h)(i)	Commercial & Professional Services	SF+500	0.5%	7/1/31	1,753	1,753	1,750
Clarience Technologies LLC	(f)	Capital Goods	SF+575	0.8%	2/13/30	41	—	41
Clarience Technologies LLC	(f)(g)	Capital Goods	SF+575, 0.0% PIK (2.5% Max PIK)	0.8%	2/13/31	37,430	36,947	37,670
Clarience Technologies LLC	(h)	Capital Goods	SF+575	0.8%	2/13/30	4,026	4,026	4,026
Clarience Technologies LLC	(h)	Capital Goods	SF+575, 0.0% PIK (2.5% Max PIK)	0.8%	2/13/31	4,067	4,026	4,093
CLEAResult Consulting Inc	(f)(g)	Commercial & Professional Services	SF+500, 0.0% PIK (2.5% Max PIK)	0.8%	8/27/31	12,493	12,370	12,368
CLEAResult Consulting Inc	(f)	Commercial & Professional Services	SF+500	0.8%	8/27/31	1,041	1,021	1,031
CLEAResult Consulting Inc	(h)	Commercial & Professional Services	SF+500, 0.0% PIK (2.5% Max PIK)	0.8%	8/27/31	3,123	3,108	3,092
CLEAResult Consulting Inc	(h)	Commercial & Professional Services	SF+500	0.8%	8/27/31	1,041	1,041	1,031
See notes to unaudited consolidated financial statements.

KKR FS Income Trust
Unaudited Consolidated Schedule of Investments (continued)
As of September 30, 2024
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Principal Amount(c)/Shares	Amortized Cost	Fair Value(d)
Community Brands Inc	(g)	Software & Services	SF+525	0.8%	7/1/31	$5,836	$5,779	$5,821
Community Brands Inc	(h)	Software & Services	SF+525	0.8%	7/1/31	641	641	639
Community Brands Inc	(h)	Software & Services	SF+525	0.8%	7/1/31	1,644	1,644	1,640
CSafe Global	(f)(g)	Transportation	SF+575	0.8%	12/14/28	28,896	28,902	29,184
CSafe Global	(f)	Transportation	SA+575	0.8%	12/14/28	£3,868	4,886	5,234
CSafe Global	(f)	Transportation	SF+575	0.8%	3/8/29	$2,245	2,248	2,245
CSafe Global	(h)	Transportation	SF+575	0.8%	3/8/29	633	633	633
Dental365 LLC	(f)	Health Care Equipment & Services	SF+575	0.8%	5/5/28	177	177	177
Dental365 LLC	(f)(g)	Health Care Equipment & Services	SF+525	0.8%	8/5/28	10,452	10,452	10,432
Dental365 LLC	(h)	Health Care Equipment & Services	SF+575	0.8%	5/5/28	2,039	2,039	2,035
Dental365 LLC	(h)	Health Care Equipment & Services	SF+525	0.8%	8/5/28	4,955	4,955	4,945
DOXA Insurance Holdings LLC	(f)	Insurance	SF+525	0.8%	12/20/30	5,723	5,672	5,780
DOXA Insurance Holdings LLC	(f)	Insurance	SF+550	0.8%	12/20/30	4,729	4,729	4,777
DOXA Insurance Holdings LLC	(h)	Insurance	SF+550	0.8%	12/20/29	1,233	1,233	1,233
DOXA Insurance Holdings LLC	(h)	Insurance	SF+550	0.8%	12/20/30	712	712	719
DOXA Insurance Holdings LLC	(h)	Insurance	SF+500	0.8%	12/20/30	838	838	844
DuBois Chemicals Inc	(f)(g)	Materials	SF+475	0.8%	6/13/31	12,786	12,724	12,797
DuBois Chemicals Inc	(h)	Materials	SF+475	0.8%	6/13/31	2,138	2,138	2,138
DuBois Chemicals Inc	(h)	Materials	SF+475	0.8%	6/13/31	2,138	2,138	2,140
Excelitas Technologies Corp	(f)(i)	Technology Hardware & Equipment	SF+525	0.8%	8/12/29	1,095	1,106	1,094
Galway Partners Holdings LLC	(f)	Insurance	SF+525	0.8%	9/30/27	241	241	241
Galway Partners Holdings LLC	(f)	Insurance	SF+450, 0.0% PIK (1.0% Max PIK)	0.8%	9/29/28	8,109	8,109	8,116
Galway Partners Holdings LLC	(h)	Insurance	SF+525	0.8%	9/30/27	677	677	677
Gigamon Inc	(f)	Software & Services	SF+575	1.0%	3/9/29	827	827	827
Granicus Inc	(f)	Software & Services	SF+350, 2.3% PIK (2.3% Max PIK)	0.8%	1/17/31	325	324	330
Granicus Inc	(f)	Software & Services	SF+350, 2.3% PIK (2.3% Max PIK)	0.8%	1/17/31	3,502	3,502	3,476
Granicus Inc	(h)	Software & Services	SF+525	0.8%	1/17/31	46	46	46
Granicus Inc	(h)	Software & Services	SF+475, 0.0% PIK (1.8% Max PIK)	0.8%	1/17/31	1,339	1,339	1,329
Heritage Environmental Services Inc	(f)(g)	Commercial & Professional Services	SF+525	0.8%	1/31/31	19,953	19,816	20,352
Heritage Environmental Services Inc	(f)	Commercial & Professional Services	SF+500	0.8%	1/31/31	521	521	521
Heritage Environmental Services Inc	(h)	Commercial & Professional Services	SF+550	0.8%	1/31/30	2,797	2,797	2,797
Heritage Environmental Services Inc	(h)	Commercial & Professional Services	SF+500	0.8%	1/31/31	276	276	275
Highgate Hotels Inc	(f)(g)	Consumer Services	SF+550	1.0%	11/5/29	12,641	12,490	12,767
Highgate Hotels Inc	(f)	Consumer Services	SF+550	1.0%	11/5/29	159	147	159
Highgate Hotels Inc	(h)	Consumer Services	SF+550	1.0%	11/5/29	1,433	1,433	1,433
Individual FoodService	(f)(g)	Capital Goods	SF+600	1.0%	10/31/29	22,298	21,933	22,298
See notes to unaudited consolidated financial statements.

KKR FS Income Trust
Unaudited Consolidated Schedule of Investments (continued)
As of September 30, 2024
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Principal Amount(c)/Shares	Amortized Cost	Fair Value(d)
Individual FoodService	(h)	Capital Goods	SF+600	1.0%	10/31/29	$655	$655	$655
Insightsoftware.Com Inc	(f)	Software & Services	SF+525	1.0%	5/25/28	115	115	115
Insightsoftware.Com Inc	(f)	Software & Services	SF+525	1.0%	5/25/28	2,776	2,776	2,774
Insightsoftware.Com Inc	(h)	Software & Services	SF+525	0.8%	5/25/28	1,173	1,173	1,173
Insightsoftware.Com Inc	(h)	Software & Services	SF+525	1.0%	5/25/28	774	774	773
Integrity Marketing Group LLC	(f)(g)(i)	Insurance	SF+500	0.8%	8/25/28	28,404	28,241	28,404
Integrity Marketing Group LLC	(h)(i)	Insurance	SF+500	0.8%	8/28/28	5,291	5,291	5,291
Integrity Marketing Group LLC	(h)(i)	Insurance	SF+500	0.8%	8/28/28	9,188	9,230	9,188
Karman Space Inc	(f)	Capital Goods	SF+625	2.0%	12/21/25	850	839	854
Lazer Logistics Inc	(f)(g)	Transportation	SF+500	0.8%	5/6/30	13,800	13,647	13,897
Lazer Logistics Inc	(h)	Transportation	SF+500	0.8%	5/4/29	1,244	1,230	1,244
Lazer Logistics Inc	(h)	Transportation	SF+500	0.8%	5/6/30	1,918	1,918	1,931
Legends Hospitality LLC	(f)(g)	Consumer Services	SF+500, 0.0% PIK (2.8% Max PIK)	0.8%	8/22/31	17,086	16,918	16,915
Legends Hospitality LLC	(h)	Consumer Services	SF+500, 0.0% PIK (2.5% Max PIK)	0.8%	8/22/30	2,010	2,010	1,990
Legends Hospitality LLC	(h)	Consumer Services	SF+500, 0.0% PIK (2.8% Max PIK)	0.8%	8/22/31	1,005	1,005	995
Lexitas Inc	(f)(g)	Commercial & Professional Services	SF+625	1.0%	5/18/29	20,924	20,613	21,343
Lipari Foods LLC	(f)(g)	Consumer Staples Distribution & Retail	SF+650	1.0%	10/31/28	16,696	16,487	16,506
Lipari Foods LLC	(h)	Consumer Staples Distribution & Retail	SF+650	1.0%	10/31/28	1,930	1,930	1,908
Magna Legal Services LLC	(f)	Commercial & Professional Services	SF+600	0.8%	11/21/29	1,216	1,216	1,228
Magna Legal Services LLC	(f)(g)	Commercial & Professional Services	SF+650	0.8%	11/22/29	9,310	9,152	9,403
Magna Legal Services LLC	(h)	Commercial & Professional Services	SF+650	0.8%	11/22/28	861	848	861
Magna Legal Services LLC	(h)	Commercial & Professional Services	SF+600	0.8%	11/21/29	2,386	2,386	2,410
MAI Capital Management LLC	(f)	Financial Services	SF+475, 0.0% PIK (2.4% Max PIK)	0.8%	8/29/31	8,909	8,865	8,864
MAI Capital Management LLC	(h)	Financial Services	SF+475, 0.0% PIK (2.4% Max PIK)	0.8%	8/29/31	5,235	5,209	5,209
MAI Capital Management LLC	(h)	Financial Services	SF+475	0.8%	8/29/31	1,968	1,968	1,958
MB2 Dental Solutions LLC	(f)(g)	Health Care Equipment & Services	SF+600	0.8%	2/13/31	19,273	19,020	19,436
MB2 Dental Solutions LLC	(h)	Health Care Equipment & Services	SF+600	0.8%	2/13/31	9,149	9,130	9,226
MB2 Dental Solutions LLC	(h)	Health Care Equipment & Services	SF+600	0.8%	2/13/31	1,901	1,882	1,901
Model N Inc	(f)	Software & Services	SF+500, 0.0% PIK (3.0% Max PIK)	0.8%	6/27/31	10,878	10,826	10,871
Model N Inc	(h)	Software & Services	SF+500, 0.0% PIK (3.0% Max PIK)	0.8%	6/27/31	2,220	2,220	2,219
Model N Inc	(h)	Software & Services	SF+500	0.8%	6/27/31	1,184	1,184	1,183
Netsmart Technologies Inc	(f)	Health Care Equipment & Services	SF+475, 0.0% PIK (2.3% Max PIK)	0.5%	8/23/31	31,937	31,780	31,777
Netsmart Technologies Inc	(h)	Health Care Equipment & Services	SF+475, 0.0% PIK (2.3% Max PIK)	0.5%	8/23/31	4,258	4,236	4,236
Netsmart Technologies Inc	(h)	Health Care Equipment & Services	SF+475	0.5%	8/23/31	4,343	4,343	4,321
OEConnection LLC	(f)(g)	Software & Services	SF+525	0.8%	4/22/31	14,725	14,636	14,775
OEConnection LLC	(h)	Software & Services	SF+525	0.8%	4/22/31	2,563	2,560	2,572
See notes to unaudited consolidated financial statements.

KKR FS Income Trust
Unaudited Consolidated Schedule of Investments (continued)
As of September 30, 2024
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Principal Amount(c)/Shares	Amortized Cost	Fair Value(d)
OEConnection LLC	(h)	Software & Services	SF+525	0.8%	4/22/31	$1,602	$1,596	$1,602
Personify Health Inc	(g)	Software & Services	SF+325, 3.0% PIK (3.0% Max PIK)	0.8%	11/8/29	13,064	13,008	13,194
PSC Group	(f)	Transportation	SF+525	0.8%	4/3/30	231	231	231
PSC Group	(f)	Transportation	SF+525	0.8%	4/3/31	2,662	2,641	2,669
PSC Group	(h)	Transportation	SF+525	0.8%	4/3/30	177	177	177
PSC Group	(h)	Transportation	SF+525	0.8%	4/3/31	543	543	545
Radwell International LLC	(f)	Capital Goods	SF+550	0.8%	4/1/28	363	333	363
Radwell International LLC	(f)(g)	Capital Goods	SF+550	0.8%	4/1/29	28,712	28,377	28,839
Radwell International LLC	(h)	Capital Goods	SF+550	0.8%	4/1/28	1,451	1,451	1,451
Rockefeller Capital Management LP	(f)	Financial Services	SF+500	0.5%	4/4/31	1,702	1,687	1,720
RSC Insurance Brokerage Inc	(f)	Insurance	SF+475	0.8%	11/1/29	395	397	395
RSC Insurance Brokerage Inc	(f)	Insurance	SF+475	0.8%	11/1/29	434	436	434
Service Express Inc	(f)	Commercial & Professional Services	SF+475, 0.0% PIK (2.4% Max PIK)	0.5%	8/15/31	13,705	13,638	13,637
Service Express Inc	(h)	Commercial & Professional Services	SF+475, 0.0% PIK (2.4% Max PIK)	0.5%	8/15/31	3,263	3,263	3,247
Service Express Inc	(h)	Commercial & Professional Services	SF+475	0.5%	8/15/31	1,865	1,865	1,855
Shaw Development LLC	(f)(g)	Capital Goods	SF+600	0.5%	10/30/29	17,168	16,963	17,002
Shaw Development LLC	(h)	Capital Goods	SF+600	0.5%	10/30/29	2,054	2,049	2,034
Spotless Brands LLC	(f)(g)	Consumer Services	SF+575	1.0%	7/25/28	16,198	15,923	16,230
Spotless Brands LLC	(f)	Consumer Services	SF+550	1.0%	7/25/28	404	366	402
Spotless Brands LLC	(h)	Consumer Services	SF+550	1.0%	7/25/28	7,175	7,175	7,139
STV Group Inc	(f)	Capital Goods	SF+525	0.8%	3/20/30	198	197	198
STV Group Inc	(g)	Capital Goods	SF+500	0.8%	3/20/31	6,879	6,813	6,905
STV Group Inc	(h)	Capital Goods	SF+525	0.8%	3/20/30	1,185	1,185	1,185
STV Group Inc	(h)	Capital Goods	SF+500	0.8%	3/20/31	1,975	1,974	1,983
Turnpoint Services Inc	(g)	Capital Goods	SF+500, 0.0% PIK (3.0% Max PIK)	0.8%	6/17/31	5,650	5,595	5,607
Turnpoint Services Inc	(h)	Capital Goods	SF+500, 0.0% PIK (3.0% Max PIK)	0.8%	6/17/30	692	692	687
Turnpoint Services Inc	(h)	Capital Goods	SF+500, 0.0% PIK (3.0% Max PIK)	0.8%	6/17/31	1,108	1,108	1,100
USIC Holdings Inc	(f)(g)	Commercial & Professional Services	SF+550	0.8%	9/10/31	21,075	20,970	20,970
USIC Holdings Inc	(f)	Commercial & Professional Services	SF+550	0.8%	9/10/31	32	32	32
USIC Holdings Inc	(f)	Commercial & Professional Services	SF+525	0.8%	9/10/31	1,303	1,303	1,303
USIC Holdings Inc	(h)	Commercial & Professional Services	SF+550	0.8%	9/10/31	1,211	1,211	1,211
USIC Holdings Inc	(h)	Commercial & Professional Services	SF+525	0.8%	9/10/31	1,379	1,379	1,379
VetCor Professional Practices LLC	(f)	Health Care Equipment & Services	SF+575	0.8%	8/31/29	3,166	3,166	3,166
Wealth Enhancement Group LLC	(f)	Financial Services	SF+550	1.0%	10/4/28	4,678	4,678	4,699
Wealth Enhancement Group LLC	(h)	Financial Services	SF+550	1.0%	10/4/28	298	298	298
Woolpert Inc	(f)(i)	Capital Goods	SF+500	1.0%	4/5/29	557	567	557
See notes to unaudited consolidated financial statements.

KKR FS Income Trust
Unaudited Consolidated Schedule of Investments (continued)
As of September 30, 2024
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Principal Amount(c)/Shares	Amortized Cost	Fair Value(d)
Woolpert Inc	(f)(g)(i)	Capital Goods	SF+500	1.0%	4/5/30	$20,805	$20,809	$20,857
Woolpert Inc	(h)(i)	Capital Goods	SF+500	1.0%	4/5/29	2,536	2,536	2,536
Woolpert Inc	(h)(i)	Capital Goods	SF+500	1.0%	4/5/30	5,195	5,195	5,208
Zeus Industrial Products Inc	(f)	Health Care Equipment & Services	SF+550, 0.0% PIK (2.8% Max PIK)	0.8%	2/28/31	23,314	23,120	23,533
Zeus Industrial Products Inc	(h)	Health Care Equipment & Services	SF+550	0.8%	2/28/30	3,261	3,244	3,261
Zeus Industrial Products Inc	(h)	Health Care Equipment & Services	SF+550	0.8%	2/28/31	4,348	4,326	4,389
Total Senior Secured Loans—First Lien							815,751	823,498
Unfunded Loan Commitments							(155,539)	(155,539)
Net Senior Secured Loans—First Lien							660,212	667,959

Subordinated Debt—0.3%
Apex Service Partners LLC	(f)	Commercial & Professional Services	14.3% PIK (14.3% Max PIK)		4/23/31	1,642	1,622	1,608
Total Subordinated Debt							1,622	1,608

Asset Based Finance—25.7%
Altitude II IRL WH Borrower DAC, Revolver	(f)(j)	Capital Goods	SF+1,000	0.0%	1/12/30	$71	71	71
Altitude II IRL WH Borrower DAC, Revolver	(h)(j)	Capital Goods	SF+1,000	0.0%	1/12/30	$71	71	71
Australis Maritime II, ABF Equity	(f)(j)(m)	Transportation				733,056	733	755
Auxilior Capital Partners Inc, Preferred Equity	(f)	Financial Services	5.0%, 9.5% PIK (9.5% Max PIK)		4/30/30	$1,100	1,100	1,115
Bankers Healthcare Group LLC, Term Loan	(f)(j)	Financial Services	22.0%		11/8/27	$771	771	758
Bausch Health Cos Inc, Revolver	(f)(j)	Pharmaceuticals, Biotechnology & Life Sciences	SF+665	1.0%	1/28/28	$18,750	18,244	18,750
Bausch Health Cos Inc, Revolver	(h)(j)	Pharmaceuticals, Biotechnology & Life Sciences	SF+665	1.0%	1/28/28	$18,750	18,750	18,750
Curia Global Inc, Revolver	(f)(j)	Pharmaceuticals, Biotechnology & Life Sciences	SF+625	1.0%	1/29/29	$10,500	10,352	10,500
Curia Global Inc, Revolver	(h)(j)	Pharmaceuticals, Biotechnology & Life Sciences	SF+625	1.0%	1/29/29	$10,333	10,333	10,333
Discover Financial Services, ABF Equity	(f)(j)(k)(m)	Financial Services				646,956	647	647
Discover Financial Services, Subordinated Loan	(f)(j)(m)	Financial Services	15.0%		9/6/34	$1,201	1,201	1,201
Discover Financial Services, Subordinated Loan	(h)(j)(m)	Financial Services	15.0%		9/6/34	$8,530	8,530	8,530
Drive Revel, ABF Equity	(f)(j)	Financial Services				267,636	290	364
EFMT 2024-INV1, Term Loan	(e)(f)(j)	Real Estate Management & Development	7.6%		3/25/69	$6,380	6,083	6,233
FIGRE Trust 2024-HE3, Term Loan	(e)(f)(j)	Real Estate Management & Development	9.3%		7/25/54	$1,913	1,921	1,972
See notes to unaudited consolidated financial statements.

KKR FS Income Trust
Unaudited Consolidated Schedule of Investments (continued)
As of September 30, 2024
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Principal Amount(c)/Shares	Amortized Cost	Fair Value(d)
Global Lending Services LLC, ABF Equity	(f)(j)(k)	Financial Services				2,941,919	$2,942	$3,140
GreenSky Holdings LLC, ABF Equity	(f)(k)(l)	Financial Services				1,332,761	1,333	1,682
GreenSky Holdings LLC, ABF Equity	(f)(j)(k)(l)	Financial Services				2,158,225	2,158	2,115
GreenSky Holdings LLC, Term Loan	(f)(i)(l)	Financial Services	9.3% PIK (9.3% Max PIK)		3/14/34	$4,188	4,188	4,188
GreenSky Holdings LLC, Term Loan	(h)(i)(l)	Financial Services	9.3% PIK (9.3% Max PIK)		3/14/34	$374	374	374
HOMES 2024-AFC1 Trust, Structured Mezzanine	(e)(f)(j)	Real Estate Management & Development	7.6%		8/25/59	$1,944	1,848	1,848
Homeward Opportunities Fund Trust 2024-RRTL2	(e)(f)(j)	Real Estate Management & Development	9.1%		9/25/39	$7,878	7,878	7,945
KKR Altitude II Offshore Aggregator LP, Partnership Interest	(f)(j)(m)	Capital Goods				1,218,441	1,218	1,316
Lennar Corp, ABF Equity	(f)(j)	Consumer Durables & Apparel				3,621,836	3,622	3,612
Lennar Corp, Term Loan	(f)(j)	Consumer Durables & Apparel	10.8%		8/30/29	$3,119	3,119	3,119
Lennar Corp, Term Loan	(h)(j)	Consumer Durables & Apparel	10.8%		8/30/29	$1,487	1,487	1,487
LHOME Mortgage Trust 2024-RTL4	(e)(f)(j)	Real Estate Management & Development	9.3%		7/25/39	$7,513	7,513	7,618
Norway_France, ABF Equity	(f)(j)(k)	Financial Services				2,679,228	2,981	2,986
Optio Invest, ABF Equity	(f)(j)	Financial Services				459,091	583	595
PayPal Europe Sarl et Cie SCA, ABF Equity	(f)(j)	Financial Services				2,651,412	2,871	3,179
Pretium Partners LLC P1, Structured Mezzanine	(f)(j)	Equity Real Estate Investment Trusts (REITs)	2.8%, 5.3% PIK (5.3% Max PIK)		10/22/26	$20,676	19,870	20,676
Progress Residential 2024-SFR4 Trust, Structured Mezzanine	(e)(f)(j)	Real Estate Management & Development	3.4%		7/17/41	$6,250	4,872	5,063
PRPM 2024-RCF4 LLC, Term Loan	(e)(f)(j)	Real Estate Management & Development	4.0%		7/25/54	$2,813	2,298	2,367
PRPM 2024-RCF5 LLC, Term Loan	(e)(f)(j)	Real Estate Management & Development	4.0%		8/25/54	$3,750	3,146	3,177
Rosemawr Management LLC, Structured Mezzanine	(f)	Utilities	7.3%		8/15/54	$653	588	595
Rosemawr Management LLC, Term Loan	(f)	Utilities	5.0%		8/15/54	$1,102	990	1,007
Saluda Grade Alternative Mortgage Trust 2022-BC2, Structured Mezzanine	(f)(j)	Real Estate Management & Development	8.0%		7/25/30	$219	219	219
Saluda Grade Alternative Mortgage Trust 2022-BC2, Structured Mezzanine	(f)(j)	Real Estate Management & Development	18.0%		7/25/30	$147	106	128
Saluda Grade Alternative Mortgage Trust 2022-BC2, Term Loan	(f)(j)	Real Estate Management & Development	7.3%		7/25/30	$1,313	1,313	1,318
Saluda Grade Alternative Mortgage Trust 2023-LOC2, Structured Mezzanine	(f)(j)	Real Estate Management & Development			10/25/53	$324,980	531	498
SunPower Financial, ABF Equity	(f)(j)(k)	Financial Services				161,479	161	173
Synovus Financial Corp, ABF Equity	(f)(j)	Banks				1,291,023	1,291	1,380
See notes to unaudited consolidated financial statements.

KKR FS Income Trust
Unaudited Consolidated Schedule of Investments (continued)
As of September 30, 2024
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Principal Amount(c)/Shares	Amortized Cost	Fair Value(d)
TalkTalk Telecom Group Ltd, Revolver	(f)(j)	Commercial & Professional Services	SA+700	1.5%	9/5/26	£8,475	$10,472	$11,355
TalkTalk Telecom Group Ltd, Revolver	(h)(j)	Commercial & Professional Services	SA+700	1.5%	9/5/26	£2,368	3,173	2,943
TDC LLP, ABF Equity	(f)(j)	Financial Services				68,953	87	88
TDC LLP, Preferred Equity	(f)(j)	Financial Services	8.0%			£1,166	1,475	1,574
Trinseo Materials Operating SCA / Trinseo Materials Finance Inc, Revolver	(f)(j)	Materials	SF+475	1.0%	1/18/28	$8,537	8,537	8,552
Trinseo Materials Operating SCA / Trinseo Materials Finance Inc, Revolver	(h)(j)	Materials	SF+475	1.0%	1/18/28	$8,537	8,537	8,552
Vehicle Secured Funding Trust, ABF Equity	(f)(j)(k)	Financial Services				2,638,928	2,639	2,739
Vehicle Secured Funding Trust, Term Loan	(f)(i)(j)	Financial Services	15.0% PIK (15.0% Max PIK)		1/25/46	$7,917	7,917	7,917
Weber-Stephen Products LLC, Revolver	(f)(j)	Consumer Discretionary Distribution & Retail	SF+575	1.0%	12/19/26	$3,870	3,645	3,889
Weber-Stephen Products LLC, Revolver	(h)(j)	Consumer Discretionary Distribution & Retail	SF+575	1.0%	12/19/26	$16,964	16,964	17,050
Total Asset Based Finance							222,043	226,514
Unfunded commitments							(67,989)	(67,989)
Net Asset Based Finance							154,054	158,525
TOTAL INVESTMENTS—134.3%							$815,888	828,092
LIABILITIES AND PREFERRED SHARES IN EXCESS OF OTHER ASSETS—(34.3)%								(211,433)
NET ASSETS—100.0%								$616,659
Foreign currency forward contracts

Foreign Currency	Settlement Date	Counterparty	Amount and Transaction			US$ Value at Settlement Date	US$ Value at September 30, 2024	Unrealized Appreciation (Depreciation)
EUR	5/25/28	Goldman Sachs Bank USA	€	1,300	Sold	$1,470	$1,519	$(49)
GBP	6/10/25	Goldman Sachs Bank USA	£	2,500	Sold	3,296	3,341	(45)
SEK	10/2/24	Goldman Sachs Bank USA	SEK	4,351	Bought	447	429	(18)
SEK	10/2/24	Goldman Sachs Bank USA	SEK	4,350	Sold	429	429	—
SEK	3/15/27	Goldman Sachs Bank USA	SEK	4,351	Bought	447	445	(2)
SEK	3/15/27	Goldman Sachs Bank USA	SEK	4,351	Sold	440	445	(5)
Total						$6,529	$6,608	$(119)
________
(a)Security may be an obligation of one or more entities affiliated with the named company.
(b)Certain variable rate securities in the Company’s portfolio bear interest at a rate determined by a publicly disclosed base rate plus a basis point spread. As of September 30, 2024, the Secured Overnight Financing Rate, or SOFR or “SF”, was 4.59%, the Sterling Overnight Index Average, or SONIA or “SA”, was 4.82% and the Euro Interbank Offered Rate, or EURIBOR or “E”, was 3.28%. PIK means paid-in-kind. PIK income accruals may be adjusted based on the performance of the underlying investment. Variable rate securities with no floor rate use the respective benchmark rate in all cases.
(c)Denominated in U.S. dollars unless otherwise noted.
See notes to unaudited consolidated financial statements.

KKR FS Income Trust
Unaudited Consolidated Schedule of Investments (continued)
As of September 30, 2024
(in thousands, except share amounts)

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
(i)Position or portion thereof unsettled as of September 30, 2024.
(j)The investment, or portion of the investment is not a qualifying asset under the Investment Company Act of 1940, as amended, or the 1940 Act. A business development company, or BDC, may not acquire any asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. As of September 30, 2024, of the Company’s total assets represented qualifying assets.
(k)Security is non-income producing.
(l)Under the 1940 Act, as amended, the Company generally is deemed to be an “affiliated person” of a portfolio company if it owns 5% or more of the portfolio company’s voting securities and is generally deemed to “control” a portfolio company if it owns more than 25% of the portfolio company’s voting securities or it has the power to exercise control over the management or policies of such portfolio company. As of September 30, 2024, the Company held investments in portfolio companies of which it is deemed to be an “affiliated person” but is not deemed to “control”. The following table presents certain information with respect to investments in portfolio companies of which the Company was deemed to be an affiliated person as of September 30, 2024:

Portfolio Company	Fair Value at December 31, 2023	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at September 30, 2024	Interest Income(3)	Fee Income(3)	Dividend and Other Income(3)
Asset Based Finance
GreenSky Holdings LLC, ABF Equity	$—	$1,333	$—	$—	$349	$1,682	$—	$—	$—
GreenSky Holdings LLC, ABF Equity	—	2,158	—	—	(43)	2,115	—	8	—
GreenSky Holdings LLC, Term Loan	—	4,188	—	—	—	4,188	200	—	—
Total	$—	$7,679	$—	$—	$306	$7,985	$200	$8	$—
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
(3)Interest, fee and dividend and other income presented for the full nine months ended September 30, 2024.

See notes to unaudited consolidated financial statements.

KKR FS Income Trust
Unaudited Consolidated Schedule of Investments (continued)
As of September 30, 2024
(in thousands, except share amounts)

(m)Under the Investment Company Act of 1940, as amended, the Company generally is deemed to be an “affiliated person” of a portfolio company if it owns 5% or more of the portfolio company’s voting securities and is generally deemed to “control” a portfolio company if it owns more than 25% of the portfolio company’s voting securities or it has the power to exercise control over the management or policies of such portfolio company. As of September 30, 2024, the Company held investments in portfolio companies of which it is deemed to be an “affiliated person” and deemed to “control”. The following table presents certain information with respect to investments in portfolio companies of which the Company was deemed to be an affiliated person and deemed to control as of September 30, 2024:

Portfolio Company	Fair Value at December 31, 2023	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at September 30, 2024	Interest Income(3)	Fee Income(3)	Dividend and Other Income(3)
Asset Based Finance
Australis Maritime II, ABF Equity	$426	$352	$—	$—	$(23)	$755	$—	$—	$57
Discover Financial Services, ABF Equity	—	647	—	—	—	647	—	—	—
Discover Financial Services, Subordinated Loan	—	1,201	—	—	—	1,201	—	—	—
KKR Altitude II Offshore Aggregator LP, Partnership Interest	957	295	—	—	64	1,316	—	—	57
Total	$1,383	$2,495	$—	$—	$41	$3,919	$—	$—	$114
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
(3)Interest, fee and dividend and other income presented for the full nine months ended September 30, 2024.
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
The Company is an externally managed, non-diversified, closed-end management investment company that, on March 31, 2023, elected to be regulated as a BDC under the 1940 Act. The Company has elected to be treated for U.S. federal income tax purposes, and intends to qualify annually thereafter, as a regulated investment company, or a RIC, under the Internal Revenue Code of 1986, as amended, or the Code.
The Company has various wholly-owned subsidiaries, including special-purpose financing subsidiaries and subsidiaries through which it holds interests in portfolio companies. The unaudited consolidated financial statements include both the Company’s accounts and the accounts of its wholly-owned subsidiaries as of September 30, 2024. All intercompany transactions have been eliminated in consolidation. Certain of the Company’s consolidated subsidiaries are subject to U.S. federal and state income taxes.

Note 2. Summary of Significant Accounting Policies
Basis of Presentation: The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, for interim financial information and with the instructions for Form 10-Q and Articles 6, 10 and 12 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For a more complete discussion of significant accounting policies and certain other information, the Company’s interim unaudited consolidated financial statements should be read in conjunction with its audited financial statements as of and for the year ended December 31, 2023 included in the Company’s annual report on Form 10-K, filed with the U.S. Securities and Exchange Commission, or the SEC. Operating results for the three and nine months ended September 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024. The December 31, 2023 statement of assets and liabilities and schedule of investments are derived from the Company’s audited financial statements as of and for the year ended December 31, 2023. The Company is considered an investment company under GAAP and follows the accounting and reporting guidance applicable to investment companies under Financial Accounting Standards Board, or FASB, Accounting Standards Codification Topic 946, Financial Services—Investment Companies.
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
As of September 30, 2024 and December 31, 2023, the Adviser has paid $4,181 and $2,820, respectively, in organizational and offering expenses, and will be subject to reimbursement as described above. The Company has no obligation to reimburse the Adviser for organizational and offering costs until the initial issuance of the Company’s Common Shares to non-affiliated investors in the monthly closings for the Company’s Private Offering.
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
Loan origination fees, original issue discount and market discount are capitalized and the Company accretes such amounts as interest income over the respective term of the loan or security. Upon the prepayment of a loan or security, any unamortized loan origination fees and original issue discount are recorded as interest income. Structuring and other non-recurring upfront fees are

KKR FS Income Trust
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies (continued)
recorded as fee income when earned. For the nine months ended September 30, 2024 and 2023, the Company recognized $2,848 and $614, respectively in structuring fee revenue. The Company records prepayment premiums on loans and securities as fee income when it receives such amounts.
Income Taxes: Prior to making its BDC election, the Company was classified as a partnership for U.S. federal income tax purposes. As such, no provision has been made in the accompanying consolidated financial statements for federal, state or local income taxes of the partners. Each partner is individually responsible for reporting its share of the Company’s taxable income or loss. Interest and other income realized by the Company from non-U.S. sources and capital gains realized on the sale of securities of non-U.S. issuers may be subject to withholding and other taxes levied by the jurisdiction in which the income is sourced. The Company has elected to be treated for U.S. federal income tax purposes for its first taxable year after the BDC election ending December 31, 2023, and intends to qualify annually thereafter, as a RIC under the Code.

Note 3. Share Transactions
Below is a summary of transactions with respect to shares of the Company’s Common Shares during the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30,
	2024		2023
	Shares	Amount	Shares	Amount
Gross Proceeds from Offering	12,353,109	$363,244	8,177,385	$231,500
Reinvestment of Distributions	52,381	1,552	—	—
Share Repurchase Program	—	—	—	—
Net Proceeds from Share Transactions	12,405,490	$364,796	8,177,385	$231,500
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
As of September 30, 2024, the Company has issued 20,862,875 Class I shares in the Private Offering for gross proceeds of $603,287, including Class I shares issued under its distribution reinvestment plan. Of the 20,862,875 Class I shares issued in the Private Offering, 8,861,448 shares were issued to investors with capital commitments to the Company in exchange for an aggregate of $250,500 in capital contributions. As of September 30, 2024, the Company had received capital commitments of $420,000 from investors in the Private Offering, 59.6% of which has been called for funding. In addition to $169,500 in aggregate amount of remaining uncalled capital commitments for Class I shares, the Company intends to continue selling Class I shares in the Private Offering on a monthly basis.
During the nine months ended September 30, 2024 and 2023, the Company issued 12,405,490 and 8,177,385 Class I shares for gross proceeds of $364,796 and $231,500 at an average price per share of $29.41 and $28.31, respectively. The gross proceeds received during the nine months ended September 30, 2024 include reinvested shareholder distributions of $1,552 for which the Company issued 52,381 Class I shares under its distribution reinvestment plan. During the period from October 1, 2024 to October 31, 2024, the Company issued 2,305,429 Class I shares for gross proceeds of $68,173 at an average price per share of $29.57. The gross proceeds received during the period from October 1, 2024 to October 31, 2024 include reinvested shareholder distributions of $1,033 for which the Company issued 34,936 Class I shares under its distribution reinvestment plan.
Discretionary Share Repurchase Program
Beginning with the quarter ended September 30, 2024, the Company has commenced a share repurchase program in which it intends, subject to market conditions and the discretion of the Company’s Board of Trustees, or the Board, to offer to repurchase, in each quarter, up to 5% of the Common Shares outstanding (either by number of shares or aggregate net asset value, or NAV) as of the close of the previous calendar quarter. The Board may amend or suspend the share repurchase program if in its reasonable judgment it

KKR FS Income Trust
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 3. Share Transactions (continued)
deems such action to be in the Company’s best interest and the best interest of the Company’s shareholders. As a result, share repurchases may not be available each quarter, such as when a repurchase offer would place an undue burden on the Company’s liquidity, adversely affect its operations or risk having an adverse impact on the Company that would outweigh the benefit of the repurchase offer. The Company intends to conduct such repurchase offers in accordance with the requirements of Rule 13e-4 promulgated under the Securities Exchange Act of 1934, as amended, or the Exchange Act, and the 1940 Act. All shares purchased by the Company pursuant to the terms of each tender offer will be retired and thereafter will be authorized and unissued shares.
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
The Company did not repurchase any Common Shares under its discretionary share repurchase program during the three and nine months ended September 30, 2024.
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
The Company classifies the Series A Preferred Shares as temporary equity outside of shareholders’ equity on its accompanying unaudited consolidated statement of assets and liabilities due to certain redemption features that are not solely within the Company’s control.

KKR FS Income Trust
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 4. Related Party Transactions
Compensation of the Investment Adviser and its Affiliates
Pursuant to the Advisory Agreement, commencing on and after the BDC Election Date, the Adviser is entitled to a base management fee calculated at an annual rate of 1.25% of the average monthly value of the Company’s net assets during the most recently completed quarter and an incentive fee based on the Company’s performance. See Note 2 for a discussion of the capital gains and subordinated income incentive fees that the Adviser may be entitled to under the Advisory Agreement. The Adviser has agreed to waive the base management fee and the subordinated incentive fee on income under the Advisory Agreement through March 31, 2025.
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
Distribution/Servicing Fees will be retained by, or re-allowed (paid) to, eligible participating brokers and servicing broker-dealers for ongoing services performed by such broker-dealers. The Company may pay for expenses related to its distribution out of its own assets under the amended and restated distribution and servicing plan outside of the Distribution/Servicing Fees, including but not limited to, expenses associated with advertising, compensation of underwriters, dealers, and sales personnel, the printing and mailing of prospectuses to other than current shareholders, and the printing and mailing of sales literature, each as may be determined to be in the best interests of the Company.
All or a portion of the Distribution/Servicing Fees may be used to pay for sub-transfer agency, sub-accounting and certain other administrative services that are not required to be paid pursuant to the shareholder servicing and/or distribution fees under applicable FINRA rules; however, the Company also may pay for these sub-transfer agency, sub-accounting and certain other administrative services outside of the Distribution/Servicing Fees and the amended and restated distribution and servicing plan. The total amount that will be paid over time for other underwriting compensation depends on the average length of time for which shares remain outstanding, the term over which such amount is measured and the performance of the Company’s investments. The Company will also pay or reimburse certain organizational and offering expenses, including, subject to FINRA limitations on underwriting compensation, certain wholesaling expenses.
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
The following table describes the fees and expenses accrued under the Advisory Agreement, the Administration Agreement and the Expense Support Agreement, as applicable, during the three and nine months ended September 30, 2024 and 2023:

			Three Months Ended		Nine Months Ended
Related Party			September 30,		September 30,
	Source Agreement	Description	2024	2023	2024	2023
The Adviser	Investment advisory agreement	Base Management Fee(1)	$1,596	$523	$3,428	$585
The Adviser	Investment advisory agreement	Capital Gains Incentive Fee(2)	$247	$203	$971	$404
The Adviser	Investment advisory agreement	Subordinated Incentive Fee on Income(3)	$2,034	$399	$4,250	$399
The Adviser	Administration agreement	Administrative Services Expenses(4)	$560	$357	$1,376	$499
The Adviser	Administration agreement	Organizational & Offering Costs(5)	$1,025	$—	$2,290	$—
The Adviser	Expense support agreement	Expense Recoupment(6)	$—	$—	$436	$—
________________
(1)The Adviser agreed to waive all management fees accrued under the Advisory Agreement through March 31, 2025. As of September 30, 2024, no management fees were payable to the Adviser.
(2)During the nine months ended September 30, 2024, the Company accrued capital gains incentive fees of $971 based on the performance of its portfolio, of which $1,127 was based on unrealized appreciation and $(156) was based on realized gains net of unrealized depreciation. No capital gains incentive fees are actually payable by the Company with respect to unrealized gains unless and until those gains are actually realized. See Note 2 for a discussion of the methodology employed by the Company in calculating the capital gains incentive fees.
(3)The Adviser agreed to waive all subordinated incentive fees on income accrued under the Advisory Agreement through March 31, 2025. As of September 30, 2024, no subordinated incentive fees on income were payable to the Adviser.
(4)During the nine months ended September 30, 2024, $1,156 of administrative services expenses related to the allocation of costs of administrative personnel for services rendered to the Company by the Adviser and the remainder related to other reimbursable expenses, including reimbursement of fees related to transactional expenses for prospective investments, such as fees and expenses associated with performing due diligence reviews of investments that do not close, often referred to as “broken deal” costs. Broken deal costs were $124 for the nine months ended September 30, 2024. The Company paid $960 and $26 in administrative services expenses to the Adviser during the nine months ended September 30, 2024 and 2023, respectively.
(5)During the nine months ended September 30, 2024, the Company expensed organizational and offering costs of $2,290, which related to reimbursements to the Adviser for organizational and offering costs incurred on the Company’s behalf, including salaries and other direct expenses of the Adviser’s personnel and employees of its affiliates while engaged in registering and marketing the Company’s Common Shares.
(6)During the nine months ended September 30, 2024, the Company accrued $436 for expense recoupments payable to the Adviser under the Expense Support Agreement (see “—Expense Support and Conditional Reimbursement” below). As of September 30, 2024, no expense recoupments remained payable to the Adviser.

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
As of September 30, 2024, the full $35,000 of capital commitments under the Seed Contribution had been called and funded.
As of September 30, 2024, an additional $215,500 of capital commitments from third-party private investors had been called and funded in connection with the Private Offering.
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
For the nine months ended September 30, 2024 and the year ended December 31, 2023, the Adviser has agreed to pay $0 and $147, respectively, in Expense Payments, subject to reimbursement by the Company in accordance with the Expense Support Agreement. For the nine months ended September 30, 2024, the Company reimbursed the Adviser for $436 of previously waived expenses. As of September 30, 2024, there are no remaining amounts of previously waived expenses subject to recoupment.

KKR FS Income Trust
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 5. Distributions
The following tables reflect the cash distributions per share that the Company has declared on its Common Shares during the nine months ended September 30, 2024 and 2023:

	For the Nine Months Ended September 30, 2024
Date Declared	Distribution	Record Date	Payment Date	Distribution per Share
January 5, 2024	Regular	January 31, 2024	February 27, 2024	$0.24
February 20, 2024	Regular	February 29, 2024	March 26, 2024	0.24
March 7, 2024	Regular	March 28, 2024	April 26, 2024	0.25
April 3, 2024	Regular	April 30, 2024	May 29, 2024	0.25
May 2, 2024	Regular	May 31, 2024	June 26, 2024	0.25
June 11, 2024	Regular	June 28, 2024	July 29, 2024	0.25
June 11, 2024	Special	June 28, 2024	July 29, 2024	0.10
July 11, 2024	Regular	July 31, 2024	August 28, 2024	0.25
July 31, 2024	Regular	August 30, 2024	September 26, 2024	0.25
September 16, 2024	Regular	September 30, 2024	October 29, 2024	0.25
September 16, 2024	Special	September 30, 2024	October 29, 2024	0.10
Total				$2.43

	For the Nine Months Ended September 30, 2023
Date Declared	Distribution	Record Date	Payment Date	Distribution per Share
September 26, 2023	Regular	September 29, 2023	October 27, 2023	$0.24
Total				$0.24
Subject to applicable legal restrictions and the sole discretion of the Company’s Board, the Company intends to declare and pay regular cash distributions on a monthly basis. From time to time, the Company may also declare and pay special interim distributions in the form of cash or shares of its Common Shares at the discretion of the Company’s Board. These distributions have been or will be paid monthly to shareholders of record as of monthly record dates previously determined by the Company’s Board. Shareholders receive the distribution payments in cash or in Common Shares in accordance with their election under the Company’s distribution reinvestment plan. The timing and amount of any future distributions to shareholders are subject to applicable legal restrictions and the sole discretion of the Company’s Board.
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

KKR FS Income Trust
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 5. Distributions (continued)
The following table reflects the sources of the cash distributions on a tax basis that the Company has paid on its Common Shares during the nine months ended September 30, 2024:

	Nine Months Ended September 30,
	2024
Source of Distribution	Distribution Amount	Percentage
Offering proceeds	$—	—
Borrowings	—	—
Net investment income(1)	32,418	99%
Short-term capital gains proceeds from the sale of assets	410	1%
Long-term capital gains proceeds from the sale of assets	—	—
Non-capital gains proceeds from the sale of assets	—	—
Distributions on account of preferred and common equity	—	—
Total	$32,828	100%
________________
(1)During the nine months ended September 30, 2024, 95.3% of the Company’s gross investment income was attributable to cash income earned, 1.5% was attributable to non-cash accretion of discount and 3.2% was attributable to paid-in-kind, or PIK, interest.
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
As of September 30, 2024 and December 31, 2023, the Company’s gross unrealized appreciation on a tax basis was $12,711 and $3,854, respectively. As of September 30, 2024 and December 31, 2023, the Company’s gross unrealized depreciation on a tax basis was $1,579 and $586, respectively.
The aggregate cost of the Company’s investments for U.S. federal income tax purposes totaled $815,846 and $260,461 as of September 30, 2024 and December 31, 2023, respectively. The aggregate net unrealized appreciation (depreciation) on investments on a tax basis was $12,246 and $3,469 as of September 30, 2024 and December 31, 2023, respectively. The aggregate net unrealized appreciation (depreciation) on investments on a tax basis excludes net unrealized appreciation (depreciation) from foreign currency transactions.

Note 6. Investment Portfolio
The following table summarizes the composition of the Company’s investment portfolio at cost and fair value as of September 30, 2024 and December 31, 2023:

	September 30, 2024
	(Unaudited)			December 31, 2023
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$660,212	$667,959	80.7%	$201,782	$204,314	77.4%
Subordinated Debt	1,622	1,608	0.2%	973	961	0.4%
Asset Based Finance	154,054	158,525	19.1%	57,706	58,655	22.2%
Total	$815,888	$828,092	100.0%	$260,461	$263,930	100.0%
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

KKR FS Income Trust
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 6. Investment Portfolio (continued)
As of September 30, 2024, the Company held investments in three portfolio companies of which it is deemed to “control.” As of September 30, 2024, the Company held one investment in a portfolio company of which it is deemed to be an “affiliated person” but is not deemed to “control.” For additional information with respect to such portfolio companies, see footnotes (l) and (m) to the unaudited consolidated schedule of investments as of September 30, 2024.
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
The Company’s investment portfolio may contain loans and other unfunded arrangements that are in the form of lines of credit, revolving credit facilities, delayed draw credit facilities or other investments, which require the Company to provide funding when requested by portfolio companies in accordance with the terms of the underlying agreements. As of September 30, 2024, the Company had unfunded debt investments with aggregate unfunded commitments of $223,540 and unfunded equity/other commitments of $44,492. As of December 31, 2023, the Company had unfunded debt investments with aggregate unfunded commitments of $72,255. The Company maintains sufficient cash on hand and available capital in connection with undrawn commitments to fund such unfunded commitments should the need arise. For additional details regarding the Company’s unfunded debt investments, see the Company’s unaudited consolidated schedule of investments as of September 30, 2024 and the Company’s audited consolidated schedule of investments as of December 31, 2023.
The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of September 30, 2024 and December 31, 2023:

	September 30, 2024
	(Unaudited)		December 31, 2023
Industry Classification	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Banks	$1,380	0.2%	$2,093	0.8%
Capital Goods	142,592	17.2%	55,589	21.1%
Commercial & Professional Services	174,400	21.1%	76,758	29.1%
Consumer Discretionary Distribution & Retail	3,975	0.5%	2,179	0.8%
Consumer Durables & Apparel	6,731	0.8%	—	—
Consumer Services	56,393	6.8%	12,953	4.9%
Consumer Staples Distribution & Retail	16,484	2.0%	16,673	6.3%
Equity Real Estate Investment Trusts (REITs)	20,676	2.5%	—	—
Financial Services	49,708	6.0%	17,055	6.5%
Health Care Equipment & Services	94,364	11.4%	—	—
Insurance	56,786	6.9%	29,092	11.0%
Materials	21,366	2.6%	—	—
Pharmaceuticals, Biotechnology & Life Sciences	29,250	3.5%	21,875	8.3%
Real Estate Management & Development	38,386	4.6%	3,467	1.3%
Software & Services	58,675	7.1%	12,698	4.8%
Technology Hardware & Equipment	1,094	0.1%	—	—
Transportation	54,230	6.5%	13,498	5.1%
Utilities	1,602	0.2%	—	—
Total	$828,092	100.0%	$263,930	100.0%

KKR FS Income Trust
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 7. Financial Instruments
The following is a summary of the fair value and location of the Company’s derivative instruments not designated as a qualifying hedge accounting relationship in the unaudited consolidated statements of assets and liabilities held as of September 30, 2024:

Derivative Instrument	Statement Location	September 30, 2024
Foreign currency forward contracts	Unrealized appreciation on foreign currency forward contracts	$—
Foreign currency forward contracts	Unrealized depreciation on foreign currency forward contracts	(119)
Total		$(119)
Net realized and unrealized gains and losses on derivative instruments not designated as a qualifying hedge accounting relationship recorded by the Company for the nine months ended September 30, 2024 are in the following locations in the unaudited consolidated statements of operations:

		Nine Months Ended September 30,
Derivative Instrument	Statement Location	2024
Foreign currency forward contracts	Net realized gain (loss) on foreign currency forward contracts	$9
Foreign currency forward contracts	Net change in unrealized appreciation (depreciation) on foreign currency forward contracts	(119)
Total		$(110)
Offsetting of Derivative Instruments
The Company has derivative instruments that are subject to master netting agreements. These agreements include provisions to offset positions with the same counterparty in the event of default by one of the parties. The Company’s unrealized appreciation and depreciation on derivative instruments are reported as gross assets and liabilities, respectively, in the consolidated statements of assets and liabilities. The following tables present the Company’s assets and liabilities related to derivatives by counterparty, net of amounts available for offset under a master netting arrangement and net of any collateral received or pledged by the Company for such assets and liabilities as of September 30, 2024:

	As of September 30, 2024 (Unaudited)
Counterparty	Derivative Assets Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash Collateral Received(1)	Cash Collateral Received(1)	Net Amount of Derivative Assets(2)
Goldman Sachs Bank USA	$—	$—	$—	$—	$—
Total	$—	$—	$—	$—	$—
Counterparty	Derivative Liabilities Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash Collateral Pledged(1)	Cash Collateral Pledged(1)	Net Amount of Derivative Liabilities(3)
Goldman Sachs Bank USA	$(119)	$—	$—	$—	$(119)
Total	$(119)	$—	$—	$—	$(119)
____________
(1)In some instances, the actual amount of the collateral received and/or pledged may be more than the amount shown due to overcollateralization.
(2)Net amount of derivative assets represents the net amount due from the counterparty to the Company.
(3)Net amount of derivative liabilities represents the net amount due from the Company to the counterparty.
Foreign Currency Forward Contracts
The Company may enter into foreign currency forward contracts from time to time to facilitate settlement of purchases and sales of investments denominated in foreign currencies and to economically hedge the impact that an adverse change in foreign exchange rates would have on the value of the Company’s investments denominated in foreign currencies. A foreign currency forward contract is a commitment to purchase or sell a foreign currency at a future date at a negotiated forward rate. These contracts are marked-to-market by recognizing the difference between the contract forward exchange rate and the forward market exchange rate on the last day of the period presented as unrealized appreciation or depreciation. Realized gains or losses are recognized when forward

KKR FS Income Trust
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 7. Financial Instruments (continued)
contracts are settled. Risks arise as a result of the potential inability of the counterparties to meet the terms of their contracts. The Company attempts to limit counterparty risk by only dealing with well-known counterparties.
The average notional balance of foreign currency forward contracts during the period from June 28, 2024, the date in which the Company first entered into the foreign currency forward contracts, through September 30, 2024 was $3,669.
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
As of September 30, 2024 and December 31, 2023, the Company’s investments were categorized as follows in the fair value hierarchy:

	September 30, 2024
Valuation Inputs	(Unaudited)	December 31, 2023
Level 1—Price quotations in active markets	$—	$—
Level 2—Significant other observable inputs	36,223	1,614
Level 3—Significant unobservable inputs	791,869	262,316
	$828,092	$263,930
In addition, the Company had foreign currency forward contracts, as described in Note 7, which were categorized as Level 2 in the fair value hierarchy as of September 30, 2024.
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
The Adviser periodically benchmarks the bid and ask prices it receives from the third-party pricing services and/or dealers and independent valuation firms, as applicable, against the actual prices at which the Company purchases and sells its investments. Based on the results of the benchmark analysis and the experience of the Company’s management in purchasing and selling these investments, the Adviser believes that these prices are reliable indicators of fair value. As of September 30, 2024, the Adviser reviewed and approved the valuation determinations made with respect to these investments in a manner consistent with the Adviser’s valuation policy.
The following is a reconciliation of investments for which significant unobservable inputs (Level 3) were used in determining fair value for the nine months ended September 30, 2024 and 2023:

	For the Nine Months Ended September 30, 2024
	Senior Secured Loans—First Lien	Subordinated Debt	Asset Based Finance	Total
Fair value at beginning of period	$204,314	$961	$57,041	$262,316
Accretion of discount (amortization of premium)	507	2	232	741
Net realized gain (loss)	(20)	—	9	(11)
Net change in unrealized appreciation (depreciation)	5,215	(2)	2,933	8,146
Purchases	479,613	485	97,469	577,567
Paid-in-kind interest	696	162	716	1,574
Sales and repayments	(22,366)	—	(36,098)	(58,464)
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Fair value at end of period	$667,959	$1,608	$122,302	$791,869
The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$5,180	$(2)	$2,933	$8,111

	For the Nine Months Ended September 30, 2023
	Senior Secured Loans—First Lien	Asset Based Finance	Total
Fair value at beginning of period	$2,646	$3,485	$6,131
Accretion of discount (amortization of premium)	363	2	365
Net realized gain (loss)	1	—	1
Net change in unrealized appreciation (depreciation)	3,003	33	3,036
Purchases	150,849	3,906	154,755
Paid-in-kind interest	—	—	—
Sales and repayments	(412)	(267)	(679)
Transfers into Level 3	—	—	—
Transfers out of Level 3	—	—	—
Fair value at end of period	$156,450	$7,159	$163,609
The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$3,017	$33	$3,050

KKR FS Income Trust
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 8. Fair Value of Financial Instruments (continued)
The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements as of September 30, 2024 and December 31, 2023 were as follows:

Type of Investment	Fair Value at September 30, 2024 (Unaudited)	Valuation Technique	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input(1)
Senior Debt	$645,134	Discounted Cash Flow	Discount Rate	7.6% - 10.7% (9.0%)	Decrease
	22,825	Cost
Subordinated Debt	1,608	Discounted Cash Flow	Discount Rate	15.4% - 15.4% (15.4%)	Decrease
Asset Based Finance	107,558	Discounted Cash Flow	Discount Rate	5.0% - 41.6% (8.5%)	Decrease
	11,565	Cost
	3,179	Waterfall	EBITDA Multiple	1.1x - 1.1x (1.1x)	Increase
Total	$791,869

Type of Investment	Fair Value at December 31, 2023	Valuation Technique	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input(1)
Senior Debt	$185,976	Discounted Cash Flow	Discount Rate	10.0% - 11.5% (10.9%)	Decrease
	18,338	Cost
Subordinated Debt	961	Discounted Cash Flow	Discount Rate	15.4% - 15.4% (15.4%)	Decrease
Asset Based Finance	39,896	Discounted Cash Flow	Discount Rate	5.9% - 43.2% (8.0%)	Decrease
	2,679	Waterfall	EBITDA Multiple	1.0x - 1.0x (1.0x)	Increase
	292	Other(2)
	14,174	Cost
Total	$262,316
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

Note 9. Financing Arrangements
In accordance with the 1940 Act, the Company is allowed to borrow amounts such that its asset coverage, as calculated pursuant to the 1940 Act, equals at least 150% after such borrowing. As of September 30, 2024, the aggregate amount outstanding of the senior securities issued by the Company was $222,743. As of September 30, 2024, the Company’s asset coverage was 377%.
The following tables present summary information with respect to the Company’s outstanding financing arrangements as of September 30, 2024 and December 31, 2023. For additional information regarding these financing arrangements, see the notes to the Company’s audited consolidated financial statements contained in its annual report on Form 10-K for the year ended December 31, 2023. Any significant changes to the Company’s financing arrangements during the three months ended September 30, 2024 are discussed below.

	As of September 30, 2024 (Unaudited)
Arrangement	Type of Arrangement	Rate	Amount Outstanding		Amount Available	Maturity Date
Senior Secured Revolving Credit Facility(1)	Revolving Credit Facility	SOFR+2.125%(2)	$104,228	(3)	$20,772	July 19, 2028
K-FIT AB-1 Credit Facility(1)	Revolving Credit Facility	SOFR+2.75%(2)	118,000		132,000	October 10, 2028
Total			$222,228		$152,772
___________
(1)The carrying amount outstanding under the facility approximates its fair value.
(2)The benchmark rate is subject to a 0% floor.

KKR FS Income Trust
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 9. Financing Arrangements (continued)
(3)Amount includes borrowing in Euros and pounds sterling. Euro balance outstanding of €6,000 has been converted to U.S. dollars at an exchange rate of €1.00 to $1.11 as of September 30, 2024 to reflect total amount outstanding in U.S. dollars. Pounds sterling balance outstanding of £11,600 has been converted to U.S. dollars at an exchange rate of £1.00 to $1.34 as of September 30, 2024 to reflect total amount outstanding in U.S. dollars.

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
For the nine months ended September 30, 2024 and 2023, the components of total interest expense for the Company’s financing arrangements were as follows:

	Nine Months Ended September 30,
	2024			2023
Arrangement(1)	Direct Interest Expense	Amortization of Deferred Financing Costs	Total Interest Expense	Direct Interest Expense	Amortization of Deferred Financing Costs	Total Interest Expense
Senior Secured Revolving Credit Facility(2)	$3,564	$297	$3,861	$236	$56	$292
K-FIT AB-1 Credit Facility(2)	4,886	425	5,311	—	—	—
Total	$8,450	$722	$9,172	$236	$56	$292
_____________________
(1)Borrowings of each of the Company’s wholly-owned, special-purpose financing subsidiaries are considered borrowings of the Company for purposes of complying with the asset coverage requirements applicable to BDCs under the 1940 Act.
(2)Direct interest expense includes the effect of non-usage fees.
The Company’s average borrowings and weighted average interest rate, including the effect of non-usage fees, for the nine months ended September 30, 2024 were $119,552 and 9.42%, respectively. As of September 30, 2024, the Company’s weighted average effective interest rate on borrowings, including the effect of non-usage fees, was 7.88%.
The Company’s average borrowings and weighted average interest rate, including the effect of non-usage fees, for the nine months ended September 30, 2023 were $15,461 and 8.33%, respectively. As of September 30, 2023, the Company’s weighted average effective interest rate on borrowings, including the effect of non-usage fees, was 8.79%.
Under its financing arrangements, the Company has made certain representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar financing arrangements. The Company was in compliance with all covenants required by its financing arrangements as of September 30, 2024.

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
During the nine months ended September 30, 2024, the Company purchased investments, including unfunded commitments, with a cost of $204,259 from the Financing Provider. As of September 30, 2024, $22,051 of these purchases are included in payable for investments purchased in the statement of assets and liabilities. For the period from October 1, 2024 through November 8, 2024, the Company purchased investments, including unfunded commitments, with a cost of $3,256 from the Financing Provider.
As of September 30, 2024, the conditions precedent to the Company’s obligation to purchase any additional investments from the Financing Provider had not been met. The Company did not hold any beneficial interest in the warehouse.
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
Unfunded commitments to provide funds to portfolio companies are not recorded in the Company’s statement of assets and liabilities. Since these commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. The Company has sufficient liquidity to fund these commitments. As of September 30, 2024, the Company’s unfunded commitments consisted of the following:

Category / Company(1)	Commitment Amount
Senior Secured Loans—First Lien
Apex Service Partners LLC	$950
Apex Service Partners LLC	2,287
Area Wide Protective Inc	4,291
Avetta LLC	1,146
Avetta LLC	1,605
Cadence Education LLC	1,412
Cadence Education LLC	1,632
Carrier Fire Protection	2,056
Carrier Fire Protection	1,753
Clarience Technologies LLC	4,026
Clarience Technologies LLC	4,026
CLEAResult Consulting Inc	3,108
CLEAResult Consulting Inc	1,041
Community Brands Inc	641
Community Brands Inc	1,644
CSafe Global	633
Dental365 LLC	2,039
Dental365 LLC	4,955
DOXA Insurance Holdings LLC	1,233
DOXA Insurance Holdings LLC	712
DOXA Insurance Holdings LLC	838
DuBois Chemicals Inc	2,138
DuBois Chemicals Inc	2,138

KKR FS Income Trust
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 10. Commitments and Contingencies (continued)

Category / Company(1)	Commitment Amount
Galway Partners Holdings LLC	$677
Granicus Inc	46
Granicus Inc	1,339
Heritage Environmental Services Inc	2,797
Heritage Environmental Services Inc	276
Highgate Hotels Inc	1,433
Individual FoodService	655
Insightsoftware.Com Inc	1,173
Insightsoftware.Com Inc	774
Integrity Marketing Group LLC	5,291
Integrity Marketing Group LLC	9,230
Lazer Logistics Inc	1,230
Lazer Logistics Inc	1,918
Legends Hospitality LLC	2,010
Legends Hospitality LLC	1,005
Lipari Foods LLC	1,930
Magna Legal Services LLC	848
Magna Legal Services LLC	2,386
MAI Capital Management LLC	5,209
MAI Capital Management LLC	1,968
MB2 Dental Solutions LLC	9,130
MB2 Dental Solutions LLC	1,882
Model N Inc	2,220
Model N Inc	1,184
Netsmart Technologies Inc	4,236
Netsmart Technologies Inc	4,343
OEConnection LLC	2,560
OEConnection LLC	1,596
PSC Group	177
PSC Group	543
Radwell International LLC	1,451
Service Express Inc	3,263
Service Express Inc	1,865
Shaw Development LLC	2,049
Spotless Brands LLC	7,175
STV Group Inc	1,185
STV Group Inc	1,974
Turnpoint Services Inc	692
Turnpoint Services Inc	1,108
USIC Holdings Inc	1,211
USIC Holdings Inc	1,379
Wealth Enhancement Group LLC	298
Woolpert Inc	2,536
Woolpert Inc	5,195
Zeus Industrial Products Inc	3,244
Zeus Industrial Products Inc	4,326
Asset Based Finance
Altitude II IRL WH Borrower DAC, Revolver	71
Bausch Health Cos Inc, Revolver	18,750
Curia Global Inc, Revolver	10,333
Discover Financial Services, Subordinated Loan	8,530

KKR FS Income Trust
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 10. Commitments and Contingencies (continued)

Category / Company(1)	Commitment Amount
GreenSky Holdings LLC, Term Loan	$374
Lennar Corp, Term Loan	1,487
TalkTalk Telecom Group Ltd, Revolver	3,173
Trinseo Materials Operating SCA / Trinseo Materials Finance Inc, Revolver	8,537
Weber-Stephen Products LLC, Revolver	16,964
Total	$223,540
Unfunded Equity/Other commitments	$44,492
__________
(1)May be commitments to one or more entities affiliated with the named company.
As of September 30, 2024, the Company’s debt commitments are comprised of $113,746 revolving credit facilities and $109,794 delayed draw term loans, which generally are used for acquisitions or capital expenditures and are subject to certain performance tests. Such unfunded debt commitments have a fair value representing unrealized appreciation (depreciation) of $(50). The Company’s unfunded Equity/Other commitments generally require certain conditions to be met or actual approval from the Adviser prior to funding.
While the Company does not expect to fund all of its unfunded commitments, there can be no assurance that it will not be required to do so.
In the normal course of business, the Company may enter into guarantees on behalf of portfolio companies. Under such arrangements, the Company would be required to make payments to third parties if the portfolio companies were to default on their related payment obligations. The Company had no such guarantees outstanding at September 30, 2024 and December 31, 2023.

KKR FS Income Trust
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 11. Financial Highlights
The following is a schedule of financial highlights of the Company for the nine months ended September 30, 2024 and the year ended December 31, 2023:

	Nine Months Ended September 30, 2024 (Unaudited)	Year Ended December 31, 2023
Per Share Data:(1)
Net asset value, beginning of period	$28.84	$25.82
Results of operations(2)
Net investment income (loss)	2.53	2.74
Net realized gain (loss) and unrealized appreciation (depreciation)	0.62	2.01
Net increase (decrease) in net assets resulting from operations	3.15	4.75
Shareholder distributions(3)
Distributions from net investment income	(2.43)	(0.96)
Net decrease in net assets resulting from shareholder distributions	(2.43)	(0.96)
Capital share transactions
Issuance of Common Shares(4)	—	(0.77)
Net increase (decrease) in net assets resulting from capital share transactions	—	(0.77)
Net asset value, end of period	$29.56	$28.84
Shares outstanding, end of period	20,862,875	8,457,385
Total return based on net asset value(5)	10.92%	15.41%
Ratio/Supplemental Data:
Net assets, end of period	$616,659	$243,894
Ratio of net investment income to average net assets(6)	11.60%	9.59%
Ratio of total operating expenses to average net assets(6)	8.09%	6.12%
Ratio of waived expenses to average net assets(6)	(2.66)%	(2.59)%
Ratio of net operating expenses to average net assets(6)	5.43%	3.53%
Portfolio turnover(7)	11.23%	8.40%
Total amount of senior securities outstanding, exclusive of treasury securities	$222,743	$94,746
Asset coverage per unit(8)	3.77	3.57
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
(6)Weighted average net assets during the applicable period are used for this calculation. Ratios for the nine months ended September 30, 2024 are annualized, with the exception of capital gains incentive fees and recoupment of previously waived expenses. Annualized ratios for the nine months ended September 30, 2024 are not necessarily indicative of the ratios that may be expected for the year ending December 31, 2024. The following is a schedule of supplemental ratios for the nine months ended September 30, 2024 and the year ended December 31, 2023:

	Nine Months Ended September 30, 2024 (Unaudited)	Year Ended December 31, 2023
Ratio of accrued capital gains incentive fees to average net assets	0.25%	0.37%
Ratio of interest expense to average net assets	3.18%	1.06%
(7)Portfolio turnover for the nine months ended September 30, 2024 is not annualized.

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

Note 12. Subsequent Events
Loan and Security Agreement
On October 2, 2024, K-FIT Finance AB-1 LLC, or K-FIT AB-1, a wholly-owned, special purpose financing subsidiary of the Company entered into the First Amendment, or First Amendment, to the Loan and Security Agreement, dated October 10, 2023, or the Loan Agreement, by and among K-FIT AB-1, as borrower, Ally Bank, as administrative agent and arranger, each of the lenders from time to time party thereto, and Computershare Trust Company, N.A., as collateral administrator and collateral custodian. The First Amendment provides for, among other things, (a) a reduction of applicable spread over Daily 1M SOFR from (i) 275 basis points to (ii) 225 basis points; and (b) certain changes to value adjustment events.
Distributions
On October 10, 2024, the Board declared a distribution of $0.25 per Common Share, payable on or about November 26, 2024 to shareholders of record as of the close of business on October 31, 2024. Additionally, on November 7, 2024, the Board declared a distribution of $0.25 per Common Share, payable on or about December 27, 2024 to shareholders of record as of the close of business on November 29, 2024. Shareholders may receive the distribution payments in cash or in Common Shares in accordance with their election under the Company’s distribution reinvestment plan.
Private Offering Closings
On October 1, 2024, the Company issued and sold 2,135,994 Common Shares in the Private Offering (with the final number of Common Shares issued being determined on October 22, 2024) pursuant to subscription agreements entered into with the participating investors for aggregate consideration of $63,140.
On October 25, 2024, the Company issued and sold 134,499 Common Shares in the Private Offering pursuant to subscription agreements entered into with the participating investors for aggregate consideration of $4,000.
On November 1, 2024, the Company issued and sold Common Shares in the Private Offering pursuant to subscription agreements entered into with the participating investors for aggregate consideration of $45,454. The final number of Common Shares issued as of November 1, 2024 in connection with the monthly closing will be determined at a later date in connection with the Company’s determination of its net asset value per Common Share as of October 31, 2024.
Series A Preferred Shares
On October 28, 2024, the Company directed that written notices of redemption be issued to the holders of its Series A Preferred Shares, regarding the Company’s exercise of its option to redeem all of the 515 issued and outstanding shares of Series A Preferred Shares, pursuant to Article IV of that certain Supplement to the Amended and Restated Declaration of Trust of KKR FS Income Trust Relating to 12.0% Series A Cumulative Preferred Shares, dated April 3, 2023, or the Preferred Shares Supplement. The Company intends to redeem all of its issued and outstanding shares of Series A Preferred Shares on or about November 27, 2024, or the Redemption Date. In accordance with the Preferred Shares Supplement, the shares of Series A Preferred Shares will be redeemed at a price equal to $1,000 per share, plus all accrued and unpaid dividends thereon to and including the Redemption Date and a $100 redemption premium per share.

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
•our ability to maintain our qualification as a RIC and as a BDC;
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
Overview
We are an externally managed, non-diversified closed-end management investment company that has elected to be regulated as a BDC under the 1940 Act. Formed as a Delaware statutory trust on February 4, 2022, we are externally managed by the Adviser, which manages our day-to-day operations and provides us with investment advisory and administrative services pursuant to the terms of the Advisory Agreement and the Administration Agreement. The Adviser is registered as an investment adviser with the SEC. We also have elected to be treated for U.S. federal income tax purposes, and intend to qualify annually thereafter, as a RIC under Subchapter M of the Code. We commenced operations concurrent with the initial closing on the Seed Contribution on July 25, 2022.
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
The Adviser has agreed to advance all of our organizational and offering expenses on our behalf (including legal, accounting, printing, mailing, subscription processing and filing fees and expenses and other offering expenses, including costs associated with technology integration between our systems and those of our participating brokers, reasonable bona fide due diligence expenses of participating brokers supported by detailed and itemized invoices, costs in connection with preparing sales materials and other marketing expenses, design and website expenses, fees and expenses of our transfer agent, fees to attend retail seminars sponsored by participating brokers and costs, expenses and reimbursements for travel (provided that we shall not be required to bear the cost of private airfare in excess of comparable first-class/business rates on a commercial airline, if available), meals, accommodations, entertainment and other similar expenses related to meetings or events with prospective investors, brokers, registered investment advisors or financial or other advisors, but excluding the shareholder servicing and/or distribution fee) through a date determined by the Adviser in its discretion. We had no obligation to reimburse the Adviser for such advanced expenses until the initial issuance of Common Shares to non-affiliated investors after commencement of the monthly closings for the Private Offering, which commenced on March 1, 2024. As of September 30, 2024, the Company had incurred organizational and offering expenses of $991 and $3,190, respectively, which expenses the Adviser elected to cover pursuant to the Expense Support Agreement, subject to reimbursement by the Company pursuant to its terms. See “Expense Support and Conditional Reimbursement” below for more information. In no event will we bear in excess of $1.5 million in organizational expenses; the Adviser has agreed to be responsible for any organizational expenses in excess of $1.5 million. For the nine months ended September 30, 2024, the Company reimbursed $2,290 of organizational and offering expenses.
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
For the nine months ended September 30, 2024 and the year ended December 31, 2023, the Adviser has agreed to pay $0 and $147, respectively, in Expense Payments, subject to reimbursement by the Company in accordance with the Expense Support Agreement. For the nine months ended September 30, 2024, the Company reimbursed the Adviser for $436 of previously waived expenses. As of September 30, 2024, there are no amounts of previously waived expenses subject to recoupment.

Fees and Expenses
The following table illustrates the aggregate fees and expenses that the Company expects to incur and that shareholders can expect to bear, either directly or indirectly, during the following twelve months.

Shareholder transaction expenses (fees paid directly from shareholder investment)
Maximum sales load imposed on purchases(1)	—
Annual operating expenses (as a percentage of average net assets attributable to shares)(2)
Base management fee(3)	1.25%
Incentive fees payable under our investment advisory agreement(4)	—
Interest payments on borrowed funds(5)	4.55%
Distribution fee(6)	—
Organizational and offering costs(7)	0.16%
Other expenses(8)	0.57%
Total annual expenses	6.53%
Waiver of management and subordinated income incentive fees(3)	(0.63)%
Net annual expenses	5.90%
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
(2)Amount assumes that we sell $794.1 million worth of Class I shares during the following twelve months, resulting in estimated average net assets of $1,013.7 million based on current asset levels. That amount also assumes that we borrow funds of approximately 70% of our average net assets during such period. Actual expenses will depend on the number of Class I shares we sell in the Private Offering and the amount of leverage we employ, if any. There can be no assurance that we will sell $794.1 million worth of Class I shares during the following twelve months.
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
(5)We may borrow funds to make investments, including before we have fully invested the initial proceeds of the Private Offering. To the extent that we determine it is appropriate to borrow funds to make investments, the costs associated with such borrowing will be indirectly borne by our shareholders. The figure in the table assumes we borrow for investment purposes an amount of approximately 70% of our average net assets (including such borrowed funds) during such period and that the annual interest rate on the amount borrowed is 6.5%.
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
(7)Amount reflects estimated organizational and offering costs to be paid by us of up to approximately $1.6 million if we raise $794.1 million in gross proceeds. The Adviser has agreed to advance all of our organizational and offering expenses on our behalf through a date determined by the Adviser in its discretion. We will reimburse the Adviser for any such amounts paid on our behalf pursuant to the terms of the Expense Support Agreement. See “Expenses” and “Expense Support and Conditional Reimbursement” sections above for more information.
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

Example
The following example demonstrates the projected dollar amount of total expenses that would be incurred over various periods with respect to a $10,000 investment assuming our direct and indirect annual operating expenses would remain at the percentage levels set forth in the table above (assuming we borrow an amount of approximately 70% of our average net assets) and Class I shares earn a 5.0% annual return:

Share Class	1 Year	3 Years	5 Years	10 Years
Class I	$587	$1,861	$3,097	$6,024

Portfolio Investment Activity for the Three and Nine Months Ended September 30, 2024 and for the Year Ended
December 31, 2023
Total Portfolio Activity
The following tables present certain selected information regarding our portfolio investment activity for the three and nine months ended September 30, 2024:

	For the Three Months Ended	For the Nine Months Ended
Net Investment Activity	September 30, 2024	September 30, 2024
Purchases	$218,604	$613,073
Sales and Repayments	(13,094)	(60,091)
Net Portfolio Activity	$205,510	$552,982

	For the Three Months Ended				For the Nine Months Ended
	September 30, 2024				September 30, 2024
New Investment Activity by Asset Class	Purchases	Percentage	Sales and Repayments	Percentage	Purchases	Percentage	Sales and Repayments	Percentage
Senior Secured Loans—First Lien	$161,177	74%	$1,253	10%	$479,613	78%	$22,366	37%
Subordinated Debt	—	—	—	—	485	0%	—	—
Asset Based Finance	57,427	26%	11,841	90%	132,975	22%	37,725	63%
Total	$218,604	100%	$13,094	100%	$613,073	100%	$60,091	100%
The following table summarizes the composition of our investment portfolio at cost and fair value as of September 30, 2024 and December 31, 2023:

	September 30, 2024
	(Unaudited)			December 31, 2023
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$660,212	$667,959	80.7%	$201,782	$204,314	77.4%
Subordinated Debt	1,622	1,608	0.2%	973	961	0.4%
Asset Based Finance	154,054	158,525	19.1%	57,706	58,655	22.2%
Total	$815,888	$828,092	100.0%	$260,461	$263,930	100.0%
_____________________
(1)Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

The following table presents certain selected information regarding the composition of our investment portfolio as of September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023
Number of Portfolio Companies	88	31
% of Direct Originations in Investment Portfolio	100.0%	100.0%
% Variable Rate Debt Investments (based on fair value)(1)	91.2%	90.6%
% Fixed Rate Debt Investments (based on fair value)(1)	5.8%	2.4%
% Other Income Producing Investments (based on fair value)(2)	1.4%	1.2%
% Non-Income Producing Investments (based on fair value)	1.6%	5.8%
Weighted Average Annual Yield on Accruing Debt Investments(1)(3)	10.6%	12.1%
Weighted Average Annual Yield on All Debt Investments(4)	10.6%	12.1%
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
(3)The Weighted Average Annual Yield on Accruing Debt Investments is computed as (i) the sum of (a) the stated annual interest rate, dividend rate or other similar stated return of each accruing Debt Investment, multiplied by its par amount, adjusted to U.S. dollars and for any partial income accrual when necessary, as of the end of the applicable reporting period, plus (b) the annual amortization of the purchase or original issue discount or premium of each accruing Debt Investment; divided by (ii) the total amortized cost of Debt Investments included in the calculated group as of the end of the applicable reporting period. Stated annual interest rate for floating rate Debt Investments assumes the greater of (a) the respective base rate in effect as of September 30, 2024, and (b) the stated base rate floor. The base rate utilized in this calculation may not be indicative of the base rates for specific contracts as of September 30, 2024.
(4)The Weighted Average Annual Yield on All Debt Investments is computed as (i) the sum of (a) the stated annual interest rate, dividend rate or other similar stated return of each Debt Investment, multiplied by its par amount, adjusted to U.S. dollars and for any partial income accrual when necessary, as of the end of the applicable reporting period, plus (b) the annual amortization of the purchase or original issue discount or premium of each Debt Investment; divided by (ii) the total amortized cost of Debt Investments included in the calculated group as of the end of the applicable reporting period. Stated annual interest rate for floating rate Debt Investments assumes the greater of (a) the respective base rate in effect as of September 30, 2024, and (b) the stated base rate floor. The base rate utilized in this calculation may not be indicative of the base rates for specific contracts as of September 30, 2024.
For the nine months ended September 30, 2024, our total return based on NAV was 10.92%. For the year ended December 31, 2023, our total return based on NAV was 15.41%. See footnote 5 to the table included in Note 11 to our unaudited consolidated financial statements included herein for information regarding the calculation of our total return based on NAV.

Portfolio Composition by Industry Classification
The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of September 30, 2024 and December 31, 2023:

	September 30, 2024
	(Unaudited)		December 31, 2023
Industry Classification	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Banks	$1,380	0.2%	$2,093	0.8%
Capital Goods	142,592	17.2%	55,589	21.1%
Commercial & Professional Services	174,400	21.1%	76,758	29.1%
Consumer Discretionary Distribution & Retail	3,975	0.5%	2,179	0.8%
Consumer Durables & Apparel	6,731	0.8%	—	—
Consumer Services	56,393	6.8%	12,953	4.9%
Consumer Staples Distribution & Retail	16,484	2.0%	16,673	6.3%
Equity Real Estate Investment Trusts (REITs)	20,676	2.5%	—	—
Financial Services	49,708	6.0%	17,055	6.5%
Health Care Equipment & Services	94,364	11.4%	—	—
Insurance	56,786	6.9%	29,092	11.0%
Materials	21,366	2.6%	—	—
Pharmaceuticals, Biotechnology & Life Sciences	29,250	3.5%	21,875	8.3%
Real Estate Management & Development	38,386	4.6%	3,467	1.3%
Software & Services	58,675	7.1%	12,698	4.8%
Technology Hardware & Equipment	1,094	0.1%	—	—
Transportation	54,230	6.5%	13,498	5.1%
Utilities	1,602	0.2%	—	—
Total	$828,092	100.0%	$263,930	100.0%

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

The following table shows the distribution of our investments on the 1 to 4 investment rating scale at fair value as of September 30, 2024 and December 31, 2023:

	September 30, 2024		December 31, 2023
Investment Rating	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
1	$810,781	98%	$247,257	94%
2	17,311	2%	16,673	6%
3	—	—	—	—
4	—	—	—	—
Total	$828,092	100%	$263,930	100%
The amount of the portfolio in each grading category may vary substantially from period to period resulting primarily from changes in the composition of the portfolio as a result of new investment, repayment and exit activities. In addition, changes in the grade of investments may be made to reflect our expectation of performance and changes in investment values.

Results of Operations
Comparison of the Three and Nine Months Ended September 30, 2024 and September 30, 2023
Revenues
Our investment income for the three and nine months ended September 30, 2024 and 2023 was as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024		2023		2024		2023
	Amount	Percentage of Total Income	Amount	Percentage of Total Income	Amount	Percentage of Total Income	Amount	Percentage of Total Income
Interest income	$19,945	89.0%	$3,884	86.8%	$42,995	87.6%	$4,586	84.5%
Fee income	2,261	10.1%	509	11.4%	4,820	9.8%	760	14.0%
Dividend income	201	0.9%	81	1.8%	1,272	2.6%	81	1.5%
Total investment income(1)	$22,407	100.0%	$4,474	100.0%	$49,087	100.0%	$5,427	100.0%
___________
(1)Such revenues represent $20,964 and $4,399 of cash income earned as well as $1,443 and $75 in non-cash portions relating to accretion of discount and PIK interest for the three months ended September 30, 2024 and 2023, respectively. Such revenues represent $46,793 and $5,337 of cash income earned as well as $2,294 and $90 in non-cash portions relating to accretion of discount and PIK interest for the nine months ended September 30, 2024 and 2023, respectively. Cash flows related to such non-cash revenues may not occur for a number of reporting periods or years after such revenues are recognized.
The level of interest income we receive is generally related to the balance of income-producing investments, multiplied by the weighted average yield of our investments. We expect the dollar amount of interest and any dividend income that we earn to increase as the size of our investments portfolio increases.
The increase in interest income, fee income and dividend income for the three and nine months ended September 30, 2024 compared to the three and nine months ended September 30, 2023 is primarily due to the increase in the size of our investment portfolio.

Expenses
Our operating expenses for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Management fees	$1,596	$523	$3,428	$585
Subordinated income incentive fees	2,034	399	4,250	399
Capital gains incentive fees	247	203	971	404
Interest Expense	3,804	292	9,172	292
Administrative services expenses	560	357	1,376	499
Accounting and administrative fees	72	1	186	4
Organizational and offering costs	1,025	—	2,290	—
Insurance expense	46	92	137	329
Audit expense	147	200	436	332
Other expenses	469	136	1,008	220
Total operating expenses	10,000	2,203	23,254	3,064
Management and incentive fee waivers	(3,630)	(922)	(7,678)	(984)
Expense (waiver) recoupment	—	—	436	(147)
Net operating expenses	$6,370	$1,281	$16,012	$1,933
The following table reflects selected expense ratios as a percent of average net assets for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Ratio of operating expenses to average net assets	1.84%	1.51%	6.16%	5.30%
Ratio of expense waivers to average net assets(1)	(0.67)%	(0.63)%	(2.00)%	(1.96)%
Ratio of net operating expenses to average net assets	1.17%	0.88%	4.16%	3.34%
Ratio of net incentive fees and interest expense to average net assets(1)	0.74%	0.34%	2.63%	1.20%
Ratio of net operating expenses, excluding certain expenses, to average net assets	0.43%	0.54%	1.53%	2.14%
__________
(1)Ratio data may be rounded in order to recompute the ending ratio of net operating expenses to average net assets or net operating expenses, excluding certain expenses, to average net assets.

We generally expect our general and administrative expenses to decrease as a percentage of our average net assets because of the anticipated growth in the size of our asset base.
The increase in expenses for the three and nine months ended September 30, 2024 compared to the three and nine months ended September 30, 2023 is primarily due to the increase in the size of our investment portfolio, the acceleration of our operational activity during the three and nine months ended September 30, 2024 and the incurrence of borrowings under the K-FIT AB-1 Credit Facility and the Senior Secured Revolving Credit Facility.
Interest expense, among other things, may increase or decrease our expense ratios relative to comparative periods depending on portfolio performance, changes in amounts outstanding under our financing arrangements and benchmark interest rates such as SOFR, among other factors.
Net Investment Income
Our net investment income totaled $16,037 ($0.87 per share) and $3,193 ($0.63 per share) for the three months ended September 30, 2024 and 2023, respectively. The increase in net investment income during the three months ended September 30, 2024 compared to the three months ended September 30, 2023 can primarily be attributed to the increase in interest, fee and dividend income discussed above.
Our net investment income totaled $33,075 ($2.53 per share) and $3,494 ($1.70 per share) for the nine months ended September 30, 2024 and 2023, respectively. The increase in net investment income during the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 can primarily be attributed to the increase in interest, fee and dividend income discussed above.

Net Realized Gains or Losses
Our net realized gains (losses) on investments, foreign currency forward contracts and foreign currency for the three and nine months ended September 30, 2024 and 2023 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net realized gain (loss) on investments(1)	$21	$—	$77	$17
Net realized gain (loss) on foreign currency forward contracts	9	—	9	—
Net realized gain (loss) on foreign currency	(192)	(52)	(141)	(54)
Total net realized gain (loss)	$(162)	$(52)	$(55)	$(37)
______________
(1)We sold investments and received principal repayments of $6,411 and $6,683, respectively, during the three months ended September 30, 2024 and $438 and $184, respectively, during the three months ended September 30, 2023. We sold investments and received principal repayments of $52,076 and $8,015, respectively, during the nine months ended September 30, 2024 and $877 and $223, respectively, during the nine months ended September 30, 2023.

Net Change in Unrealized Appreciation (Depreciation)
Our net change in unrealized appreciation (depreciation) on investments, foreign currency forward contracts and unrealized gain (loss) on foreign currency for the three and nine months ended September 30, 2024 and 2023 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net change in unrealized appreciation (depreciation) on investments	$3,211	$1,335	$8,735	$3,083
Net change in unrealized appreciation (depreciation) on foreign currency forward contracts	(113)	—	(119)	—
Net change in unrealized gain (loss) on foreign currency	(962)	348	(793)	351
Total net change in unrealized appreciation (depreciation)	$2,136	$1,683	$7,823	$3,434
The net change in unrealized appreciation (depreciation) during the three and nine months ended September 30, 2024 was driven primarily by appreciation on several specific assets in the portfolio.
Net Increase (Decrease) in Net Assets Resulting from Operations
For the three months ended September 30, 2024, the net increase in net assets resulting from operations was $18,011 ($0.98 per share) compared to a net increase in net assets resulting from operations of $4,824 ($0.94 per share) for the three months ended September 30, 2023.
For the nine months ended September 30, 2024, the net increase in net assets resulting from operations was $40,843 ($3.12 per share) compared to a net increase in net assets resulting from operations of $6,891 ($3.34 per share) for the nine months ended September 30, 2023.
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
As of September 30, 2024, we had received capital commitments of $420,000 from investors in the Private Offering, and have called an aggregate of $250,500 in capital contributions in exchange for 8,861,448 in Class I shares in connection with such commitments.

As of September 30, 2024, we had $37,615 in cash and foreign currency, which we held in custodial accounts, and $152,772 in borrowings available under our financing arrangements, subject to borrowing base and other limitations. As of September 30, 2024, we had unfunded debt investments with aggregate unfunded commitments of $223,540 and unfunded equity/other commitments of $44,492. We maintain sufficient cash on hand, available borrowings and liquid securities to fund such unfunded commitments should the need arise.
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
As of September 30, 2024, the aggregate amount outstanding of the senior securities issued by us was $222,743. As of September 30, 2024, our asset coverage ratio as calculated under the 1940 Act was 377%.
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
Financing Arrangements
The following table presents summary information with respect to our outstanding financing arrangements as of September 30, 2024:

	As of September 30, 2024 (Unaudited)
Arrangement	Type of Arrangement	Rate	Amount Outstanding		Amount Available	Maturity Date
Senior Secured Revolving Credit Facility(1)	Revolving Credit Facility	SOFR+2.125%(2)	$104,228	(3)	$20,772	July 19, 2028
K-FIT AB-1 Credit Facility(1)	Revolving Credit Facility	SOFR+2.75%(2)	118,000		132,000	October 10, 2028
Total			$222,228		$152,772
___________
(1)The carrying amount outstanding under the facility approximates its fair value.
(2)The benchmark rate is subject to a 0% floor.
(3)Amount includes borrowing in Euros and pounds sterling. Euro balance outstanding of €6,000 has been converted to U.S. dollars at an exchange rate of €1.00 to $1.11 as of September 30, 2024 to reflect total amount outstanding in U.S. dollars. Pounds sterling balance outstanding of £11,600 has been converted to U.S. dollars at an exchange rate of £1.00 to $1.34 as of September 30, 2024 to reflect total amount outstanding in U.S. dollars.
See Note 9 to our unaudited consolidated financial statements included herein for additional information regarding our financing arrangements.
RIC Status and Distributions
We have elected to be subject to tax as a RIC under Subchapter M of the Code. In order to qualify for RIC tax treatment, we must, among other things, make distributions of an amount at least equal to 90% of our investment company taxable income, determined without regard to any deduction for distributions paid, each tax year. As long as the distributions are declared by the later of the fifteenth day of the tenth month following the close of a tax year or the due date of the tax return for such tax year, including extensions, distributions paid up to twelve months after the current tax year can be carried back to the prior tax year for determining the distributions paid in such tax year. We intend to make sufficient distributions to our shareholders to qualify for and maintain our RIC tax status each tax year. We are also subject to a 4% nondeductible federal excise tax on certain undistributed income unless we make distributions in a timely manner to our shareholders generally of an amount at least equal to the sum of (1) 98% of our net ordinary income (taking into account certain deferrals and elections) for the calendar year, (2) 98.2% of our capital gain net income, which is the excess of capital gains in excess of capital losses, or “capital gain net income” (adjusted for certain ordinary losses), for the one-year period ending October 31 of that calendar year and (3) any net ordinary income and capital gain net income for the preceding years that were not distributed during such years and on which we paid no U.S. federal income tax. Any distribution declared by us during October, November or December of any calendar year, payable to shareholders of record on a specified date in such a month and actually paid during January of the following calendar year, will be treated as if it had been paid by us, as well as received by our shareholders, on December 31 of the calendar year in which the distribution was declared. We can offer no assurance that we will achieve results that will permit us to pay any cash distributions.
Subject to applicable legal restrictions, and to the extent that we have taxable income available, we intend to make distributions to holders of our Common Shares and Preferred Shares. We intend to make monthly distributions to holders of our Common Shares and such distributions are recorded on the record date. All such distributions will be paid at the discretion of the Board and will depend on our earnings, financial condition, maintenance of our tax treatment as a RIC, compliance with applicable BDC regulations and such other factors as the Board may deem relevant from time to time.
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
During certain periods, our distributions may exceed our earnings. As a result, it is possible that a portion of the distributions we make may represent a return of capital. A return of capital generally is a return of a shareholder’s investment rather than a return of earnings or gains derived from our investment activities. Each year a statement on Form 1099-DIV identifying the sources of the distributions will be mailed to our shareholders. No portion of the distributions paid during the nine months ended September 30, 2024 represented a return of capital.
We intend to make our regular distributions in the form of cash, out of assets legally available for distribution, except for those shareholders who have elected to receive their distributions in the form of additional Common Shares under our distribution reinvestment plan. Any distributions reinvested under the plan will nevertheless remain taxable to a U.S. shareholder.
The following table reflects the cash distributions per share that we have declared on our Common Shares during the nine months ended September 30, 2024:

	For the Nine Months Ended September 30, 2024
Date Declared	Distribution	Record Date	Payment Date	Distribution per Share
January 5, 2024	Regular	January 31, 2024	February 27, 2024	$0.24
February 20, 2024	Regular	February 29, 2024	March 26, 2024	0.24
March 7, 2024	Regular	March 28, 2024	April 26, 2024	0.25
April 3, 2024	Regular	April 30, 2024	May 29, 2024	0.25
May 2, 2024	Regular	May 31, 2024	June 26, 2024	0.25
June 11, 2024	Regular	June 28, 2024	July 29, 2024	0.25
June 11, 2024	Special	June 28, 2024	July 29, 2024	0.10
July 11, 2024	Regular	July 31, 2024	August 28, 2024	0.25
July 31, 2024	Regular	August 30, 2024	September 26, 2024	0.25
September 16, 2024	Regular	September 30, 2024	October 29, 2024	0.25
September 16, 2024	Special	September 30, 2024	October 29, 2024	0.10
Total				$2.43
See Note 5 to our unaudited consolidated financial statements included herein for additional information regarding our distributions.

Recent Developments
Loan and Security Agreement
On October 2, 2024, K-FIT Finance AB-1 LLC, or K-FIT AB-1, a wholly-owned, special purpose financing subsidiary of the Company entered into the First Amendment, or First Amendment, to the Loan and Security Agreement, dated October 10, 2023, or the Loan Agreement, by and among K-FIT AB-1, as borrower, Ally Bank, as administrative agent and arranger, each of the lenders from time to time party thereto, and Computershare Trust Company, N.A., as collateral administrator and collateral custodian. The First Amendment provides for, among other things, (a) a reduction of applicable spread over Daily 1M SOFR from (i) 275 basis points to (ii) 225 basis points; and (b) certain changes to value adjustment events.
Distributions
On October 10, 2024, the Board declared a distribution of $0.25 per Common Share, payable on or about November 26, 2024 to shareholders of record as of the close of business on October 31, 2024. Additionally, on November 7, 2024, the Board declared a distribution of $0.25 per Common Share, payable on or about December 27, 2024 to shareholders of record as of the close of business on November 29, 2024. Shareholders may receive the distribution payments in cash or in Common Shares in accordance with their election under the Company’s distribution reinvestment plan.
Private Offering Closings
On October 1, 2024, we issued and sold 2,135,994 Common Shares in the Private Offering (with the final number of Common Shares issued being determined on October 22, 2024) pursuant to subscription agreements entered into with the participating investors for aggregate consideration of $63,140.
On October 25, 2024, the Company issued and sold 134,499 Common Shares in the Private Offering pursuant to subscription agreements entered into with the participating investors for aggregate consideration of $4,000.
On November 1, 2024, we issued and sold Common Shares in the Private Offering pursuant to subscription agreements entered into with the participating investors for aggregate consideration of $45,454. The final number of Common Shares issued as of November 1, 2024 in connection with the monthly closing will be determined at a later date in connection with the Company’s determination of its net asset value per Common Share as of October 31, 2024.
Series A Preferred Shares
On October 28, 2024, the Company directed that written notices of redemption be issued to the holders of its Series A Preferred Shares, regarding the Company’s exercise of its option to redeem all of the 515 issued and outstanding shares of Series A Preferred Shares, pursuant to Article IV of that certain Supplement to the Amended and Restated Declaration of Trust of KKR FS Income Trust Relating to 12.0% Series A Cumulative Preferred Shares, dated April 3, 2023, or the Preferred Shares Supplement. The Company intends to redeem all of its issued and outstanding shares of Series A Preferred Shares on or about November 27, 2024, or the Redemption Date. In accordance with the Preferred Shares Supplement, the shares of Series A Preferred Shares will be redeemed at a price equal to $1,000 per share, plus all accrued and unpaid dividends thereon to and including the Redemption Date and a $100 redemption premium per share.

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
As of September 30, 2024, our investment portfolio, valued at fair value in accordance with our Board-approved valuation policy, represented 94.37% of our total assets, as compared to 75.25% of our total assets as of December 31, 2023.
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
Contractual Obligations
We have entered into the Advisory Agreement and Administration Agreement with the Adviser to provide us with investment advisory and administrative services. Payments for investment advisory services under the Advisory Agreement are equal to (a) an annual base management fee based on the average monthly value of the Company’s net assets during the most recently completed calendar quarter, and (b) an incentive fee based on our performance. The Adviser is reimbursed for administrative expenses incurred on our behalf. See Note 4 to our unaudited consolidated financial statements included herein for a discussion of these agreements and for the amount of fees and expenses accrued under these agreements during the nine months ended September 30, 2024.
If any of our contractual obligations are terminated, our costs may increase under any new agreements that we enter into as replacements. We would also likely incur expenses in locating alternative parties to provide the services we expect to receive under our Advisory Agreement and our Administration Agreement.
Off-Balance Sheet Arrangements
We may become a party to financial instruments with off-balance sheet risk in the normal course of our business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of September 30, 2024, we had off-balance sheet arrangements with the Financing Provider under the Cliffwater Facility Agreement, as described below.

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
As of September 30, 2024, the conditions precedent to the Company’s obligation to purchase any additional investments from the Financing Provider had not been met. The Company does not hold any beneficial interest in the warehouse.
During the nine months ended September 30, 2024, the Company purchased investments, including unfunded commitments, with a cost of $204,259 from the Financing Provider. As of September 30, 2024, $22,051 of these purchases are included in payable for investments purchased in the statement of assets and liabilities. For the period from October 1, 2024 through November 8, 2024, the Company purchased investments, including unfunded commitments, with a cost of $3,256 from the Financing Provider.
As of November 8, 2024, there were six loans with an aggregate commitment par value of $45,048, inclusive of $9,995 of unfunded commitments, that the Financing Provider purchased and was holding at the Company’s request pursuant to the Facility Agreement.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We are subject to financial market risks, including changes in interest rates. As of September 30, 2024, 91.2% of our portfolio investments (based on fair value) were debt investments paying variable interest rates, 5.8% were debt investments paying fixed interest rates, 1.4% were other income producing investments and the remaining 1.6% consisted of non-income producing investments. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to any variable rate investments we hold and to declines in the value of any fixed rate investments we hold. However, many of our variable rate investments provide for an interest rate floor, which may prevent our interest income from increasing until benchmark interest rates increase beyond a threshold amount. To the extent that a substantial portion of our investments may be in variable rate investments, an increase in interest rates beyond this threshold would make it easier for us to meet or exceed the hurdle rate applicable to the subordinated incentive fee on income, and may result in a substantial increase in our net investment income and to the amount of incentive fees payable to the Adviser with respect to our increased pre-incentive fee net investment income. A prolonged reduction in interest rates could reduce our gross investment income and could result in a decrease in our net investment income if such decreases in interest rates are not offset by a corresponding increase in the spread over the specified reference rate that we earn on any portfolio investments, a decrease in our operating expenses or a decrease in the interest rate of our floating interest rate liabilities.
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
The following table shows the effect over a twelve-month period of changes in interest rates on our interest income, interest expense and net interest income assuming no changes in the composition of our investment portfolio, including the accrual status of our investments, and our financing arrangements in effect as of September 30, 2024 (dollar amounts are presented in thousands):

Basis Point Change in Interest Rates	Increase (Decrease) in Interest Income(1)	Increase (Decrease) in Interest Expense(2)	Increase (Decrease) in Net Interest Income(1)	Percentage Change in Net Interest Income
Down 250 basis points	$(18,853)	$(5,556)	$(13,297)	(15.9)%
Down 200 basis points	(15,083)	(4,445)	(10,638)	(12.7)%
Down 150 basis points	(11,312)	(3,333)	(7,979)	(9.5)%
Down 100 basis points	(7,541)	(2,222)	(5,319)	(6.4)%
Down 50 basis points	(3,771)	(1,111)	(2,660)	(3.2)%
Up 50 basis points	3,771	1,111	2,660	3.2%
Up 100 basis points	7,541	2,222	5,319	6.4%
Up 150 basis points	11,312	3,333	7,979	9.5%
Up 200 basis points	15,083	4,445	10,638	12.7%
Up 250 basis points	18,853	5,556	13,297	15.9%
_______________
(1)Assumes no defaults or prepayments by portfolio companies over the next twelve months.
(2)Assumes current debt outstanding as of September 30, 2024, and no changes over the next twelve months.
We expect that our long-term investments will be financed primarily with equity and debt. If deemed prudent, we may use interest rate risk management techniques in an effort to minimize our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations. During the nine months ended September 30, 2024, we did not engage in interest rate hedging activities.
Foreign Currency Risk
From time to time, we may make investments that are denominated in a foreign currency that are subject to the effects of exchange rate movements between the foreign currency of each such investment and the U.S. dollar, which may affect future fair values and cash flows, as well as amounts translated into U.S. dollars for inclusion in our consolidated financial statements.

The table below presents the effect that a 10% immediate, unfavorable change in the foreign currency exchange rates (i.e. strengthening of the U.S. dollar) would have on the fair value of our investments denominated in foreign currencies as of September 30, 2024, by foreign currency, all other valuation assumptions remaining constant. In addition, the table below presents the par value of our investments denominated in foreign currencies and the notional amount of foreign currency forward contracts in local currency in place as of September 30, 2024 to hedge against foreign currency risks. Dollar amounts are presented in thousands.

	Investments Denominated in Foreign Currencies As of September 30, 2024				Economic Hedging As of September 30, 2024
	Cost in Local Currency	Cost in US$	Fair Value	Reduction in Fair Value as of September 30, 2024 if 10% Adverse Change in Exchange Rate(1)	Net Foreign Currency Hedge Amount in Local Currency	Net Foreign Currency Hedge Amount in US$
British Pound Sterling	£13,236	$17,733	$18,846	$1,885	£2,494	$3,341
Euros	€7,389	8,234	8,680	868	€1,363	1,519
Total		$25,967	$27,526	$2,753		$4,860
_______________
(1)Excludes effect, if any, of any foreign currency hedges.
As illustrated in the table above, we use derivative instruments from time to time, including foreign currency forward contracts, to manage the impact of fluctuations in foreign currency exchange rates. In addition, we have the ability to borrow in foreign currencies under our Senior Secured Revolving Credit Facility, which provides a natural hedge with regard to changes in exchange rates between the foreign currencies and U.S. dollar and reduces our exposure to foreign exchange rate differences. We are typically a net receiver of these foreign currencies as related for our international investment positions, and, as a result, our investments denominated in foreign currencies, to the extent not hedged, benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar.
As of September 30, 2024, the net contractual amount of our foreign currency forward contracts totaled $4,860, all of which related to hedging of our foreign currency denominated debt investments. As of September 30, 2024, we had outstanding borrowings denominated in foreign currencies of €6,000 and £11,600 under our Senior Secured Revolving Credit Facility.

Item 4.    Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2024.
Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that we would meet our disclosure obligations.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the three-month period ended September 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
Sales of Unregistered Equity Securities
During the three months ended September 30, 2024, we issued and sold an aggregate of 7,562,110 Class I shares pursuant to subscription agreements entered into with participating investors for aggregate consideration of $222.9 million. All offers and sales of Class I shares during the three months ended September 30, 2024 were conducted in connection with the Private Offering in reliance on the exemption from the registration requirements of the Securities Act provided by Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder. We relied, in part, upon representations from each participating investor in the relevant subscription agreement that such investor is an “accredited investor” as defined in Regulation D under the Securities Act.
Issuer Purchases of Equity Securities
Common Shares Discretionary Repurchase Program
Beginning with the quarter ended September 30, 2024, we have commenced a share repurchase program in which we intend to offer to repurchase, in each quarter, up to 5% of our Common Shares outstanding (either by number of shares or aggregate NAV) as of the close of the previous calendar quarter. The Board may amend or suspend the share repurchase program if in its reasonable judgment it deems such action to be in our best interest and the best interest of our shareholders. As a result, share repurchases may not be available each quarter, such as when a repurchase offer would place an undue burden on our liquidity, adversely affect our operations or risk having an adverse impact on the Company that would outweigh the benefit of the repurchase offer. We intend to conduct such repurchase offers in accordance with the requirements of Rule 13e-4 promulgated under the Exchange Act and the 1940 Act.
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
On September 3, 2024, we commenced a tender offer (the “September 2024 Tender Offer”) pursuant to which we offered to repurchase up to 662,765 Common Shares tendered prior to 11:59 p.m., E.T. on September 30, 2024 (the “September 2024 Tender Offer Expiration Date”). There were no Common Shares validly tendered by shareholders prior to the September 2024 Tender Offer Expiration Date.
The following table sets forth information regarding repurchases of shares of our Common Shares effectuated under our discretionary share repurchase program during the three months ended September 30, 2024:

Offer Date	Tender Offer Expiration	Purchase Price per Share	Common Shares Repurchased	Aggregate Dollar Amount of Common Shares Accepted for Repurchase (in thousands)
September 3, 2024	September 30, 2024	—	—	—
See Note 3 to our unaudited consolidated financial statements included herein for more information regarding our discretionary share repurchase program.
Item 3.    Defaults upon Senior Securities.
Not applicable.
Item 4.    Mine Safety Disclosures.
Not applicable.
Item  5.    Other Information.
Rule 10b5-1 Trading Plans
During the fiscal quarter ended September 30, 2024, none of our trustees or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

10.1
First Amendment to Loan and Security Agreement, dated as of October 2, 2024, by the K-FIT AB-1, Ally Bank, as administrative agent and lender, and Computershare Trust Company, N.A., as collateral administrator, collateral custodian and securities intermediary. (Incorporated by reference to Exhibit 10.1 on the Registrant's form 8-K filed on October 8, 2024)

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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized on November 13, 2024.

KKR FS Income Trust

By:	/s/ Michael C. Forman
Michael C. Forman Chief Executive Officer (Principal Executive Officer)

By:	/s/ Steven Lilly
Steven Lilly Chief Financial Officer (Principal Financial Officer)

By:	/s/ William Goebel
William Goebel Chief Accounting Officer