Form 10-K
period 2024-12-31
KKR FS Income Trust
filed 2025-03-13
CIK 1930679

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________________
FORM 10-K
_________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2024

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER: 814-01620
_________________________________________________
KKR FS Income Trust
(Exact name of registrant as specified in its charter)
_________________________________________________

Delaware	88-0591692
(State of Organization)	(I.R.S. Employer Identification Number)

201 Rouse Boulevard Philadelphia, Pennsylvania	19112
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (215) 495-1150
_______________________________________

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of exchange on which registered
N/A	N/A	N/A
Securities registered pursuant to Section 12(g) of the Act:
Common Shares of Beneficial Interest, par value $0.01 per share
_______________________________________
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒
As of June 30, 2024, there was no established public market for the registrant’s common shares.
The number of shares of the registrant’s common shares of beneficial interest, par value $0.01 per share, outstanding as of February 28, 2025 was 31,393,621 of Class I shares.
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
We are an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a business development company, or BDC, under the Investment Company Act of 1940, as amended, or the 1940 Act. In addition, we have elected to be treated and intend to qualify annually as a regulated investment company, or RIC, under Subchapter M of the Internal Revenue Code of 1986, as amended, or the Code. As a BDC and a RIC, we must comply with certain regulatory requirements.
We commenced operations concurrent with the initial closing on the Seed Contribution (as defined below) on July 25, 2022 and, prior to the filing of our election to be regulated as a BDC under the 1940 Act on March 31, 2023, or the BDC Election Date, we conducted our investment activities and operations pursuant to the exclusion from the definition of an “investment company” in Section 3(c)(7) of the 1940 Act.
We are a non-exchange traded, perpetual-life BDC, which is a BDC whose shares of beneficial interest are not listed for trading on a stock exchange or other securities market. We use the term “perpetual-life BDC” to describe an investment vehicle of indefinite duration, whose shares of beneficial interest are intended to be sold by the BDC on a continuous monthly basis at a price equal to the BDC’s monthly net asset value, or NAV, per share. In our perpetual-life structure, we may offer investors an opportunity to repurchase the Class I common shares of beneficial interest, or the Common Shares, or the Class I shares, on a quarterly basis at NAV, but we are not obligated to offer to repurchase any shares in any particular quarter in our discretion. We believe that our perpetual nature enables us to execute a patient and opportunistic strategy and be able to invest across different market environments. This may reduce the risk of the Company being a forced seller of assets in market downturns compared to non-perpetual funds. While we may consider a liquidity event at any time in the future, we currently do not intend to undertake a liquidity event, and we are not obligated by our certificate of trust, our declaration of trust as amended, restated, supplemented or otherwise modified from time to time, or the Declaration of Trust, or our bylaws, or, collectively with our certificate of trust and the Declaration of Trust, as each may be amended, restated, supplemented or otherwise modified from time to time, the Organizational Documents, or otherwise to effect a liquidity event at any time.
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
•    employing a defensive investment approach focused on long-term credit performance and preservation of principal;
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
Under normal circumstances, we expect that we will invest at least 60% of our total assets (net assets plus borrowings for investment purposes) in first lien, senior secured loans of private middle-market U.S. companies. We expect to also invest up to 30% of our total assets (net assets plus borrowings for investment purposes) in certain private asset-based finance investments, which derive returns from recurring, often contractual cash flows of large, diversified pools of underlying hard and financial assets, or ABF Investments, and, to a lesser extent, in subordinated loans of private U.S. companies. We expect downside protection to come in the form of investments backed by collateral and contractual rights negotiated with counterparties. Our ABF Investment strategy focuses on directly originated, private ABF Investments with a multi-sector investment approach that seeks the most attractive relative value and risk-adjusted returns (a measure of the excess return per unit of risk in an investment strategy) from investments across a range of sectors, such as Consumer/Mortgage Finance (e.g., auto loans), Contractual Cash Flows (e.g., royalties), Hard Assets (e.g., aircraft leasing) and Small-Medium Enterprises (e.g., real estate development lending), as well as instrument types, such as senior loans and junior capital. See “Item 1. Business – Investment Types” below for more information.
A majority of our ABF Investments are directly originated and proprietary, including through newly formed and/or existing lending and servicing platform businesses established by KKR Credit Advisors (US) LLC, or KKR Credit, to access specific lending or servicing market opportunities that are otherwise difficult to access. In addition, a large majority of our ABF Investments are illiquid and otherwise not actively traded on an established market. We generally expect that the majority of our ABF Investments will not be eligible portfolio companies under the 1940 Act and, to the extent that such investments are not considered to be eligible portfolio companies, we will not treat the applicable ABF Investments as qualifying assets for purposes of Section 55(a) of the 1940 Act.
To a lesser extent, we may also invest in syndicated loans, which will generally be liquid, and may be used for the purposes of maintaining liquidity for our discretionary share repurchase program and cash management, while also presenting an opportunity for attractive investment returns.
About the Adviser
We are externally managed by the Adviser, FS/KKR Advisor, LLC, a registered investment adviser under the Investment Advisers Act of 1940, as amended, or the Advisers Act, that is jointly operated by KKR Credit and by FSJV Holdco, LLC, an affiliate of Franklin Square Holdings L.P., or FS Investments. Subject to the overall supervision of the Board and in accordance with the 1940 Act, the Adviser manages our day-to-day operations and provides us with investment advisory services pursuant to the terms of an amended and restated investment advisory agreement, or the Advisory Agreement, and performs, or oversees the performance of, our corporate operations and required administrative services pursuant to the terms of an administration agreement, or the Administration Agreement. Under the Advisory Agreement, the Adviser is responsible for originating prospective investments, conducting research and due diligence investigations on potential investments, analyzing investment opportunities, negotiating and structuring our investments and monitoring our investments and portfolio companies on an ongoing basis.
The Adviser also oversees our day-to-day operations pursuant to the Administration Agreement, including the provision of general ledger accounting, fund accounting, legal services, investor relations, certain government and regulatory affairs activities, and other administrative services. The Adviser also performs, or oversees the performance of, our corporate operations and required administrative services, which includes being responsible for the financial records that we are required to maintain and preparing reports for our shareholders and reports filed with the U.S. Securities and Exchange Commission, or the SEC. In addition, the Adviser assists us in calculating our NAV, overseeing the preparation and filing of tax returns and the printing and dissemination of reports to our shareholders, and generally overseeing the payment of our expenses and the performance of administrative and professional services rendered to us by others.
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

The Adviser was formed in 2018 to manage an affiliated fund of the Company and had $18.1 billion of regulatory assets under management as of December 31, 2024. The Adviser has significant experience in private lending and private equity investing, and has developed an expertise in using all levels of a firm’s capital structure to produce income-generating investments, while focusing on risk management. The Adviser also has extensive knowledge of the managerial, operational and regulatory requirements of publicly registered alternative asset entities, such as BDCs. We believe that the active and ongoing participation by the Adviser, KKR Credit, FS Investments and their respective affiliates in the credit markets, and the depth of experience and disciplined investment approach of the Adviser, will allow the Adviser to successfully execute our investment strategies.
The Board, which is comprised of a majority of members who are not “interested persons” (as defined in the 1940 Act) of the Company, or the Independent Trustees, oversees and monitors our investment performance, and reviews the Advisory Agreement annually to determine, among other things, whether the fees payable under such agreement are reasonable in light of the services provided.
About KKR Credit and FS Investments
KKR Credit is a Delaware limited liability company, located at 555 California Street, 50th Floor, San Francisco, CA 94104, registered as an investment adviser with the SEC under the Advisers Act. It had approximately $247 billion of assets under management as of December 31, 2024 across investment funds, structured finance vehicles, specialty finance companies and separately managed accounts that invest capital in both liquid and illiquid credit strategies on behalf of some of the largest public and private pension plans, global financial institutions, university endowments and other institutional and public market investors. Its investment professionals utilize an industry and thematic approach to investing and benefit from access, where appropriate, to the broader resources and intellectual capital of KKR & Co. Inc., or KKR & Co. The funds and accounts in KKR & Co.’s private markets business line are managed by Kohlberg Kravis Roberts & Co. L.P., or together with its affiliates, KKR, an SEC-registered investment adviser, or one of its subsidiaries.
KKR Credit is a subsidiary of KKR & Co., a leading global investment firm with approximately $638 billion in assets under management as of December 31, 2024, that manages investments across multiple asset classes, including private equity, energy, infrastructure, real estate and credit, with strategic manager partnerships that manage hedge funds. KKR & Co. aims to generate attractive investment returns for its fund investors by following a patient and disciplined investment approach, employing world-class people, and driving growth and value creation with KKR & Co. portfolio companies. KKR & Co. invests its own capital alongside the capital it manages for fund investors and provides financing solutions and investment opportunities through its capital markets business.
FS Investments is a leading asset manager dedicated to helping individuals, financial professionals and institutions design better portfolios. The firm provides access to alternative sources of income and growth, and focuses on setting industry standards for investor protection, education and transparency. FS Investments is headquartered in Philadelphia, Pennsylvania, with offices in the United States, Europe and Asia. The firm had approximately $83.5 billion in assets under management as of September 30, 20241.
Private Offering of Common Shares and Preferred Shares Offering
We are conducting a continuous private offering, or the Private Offering, of up to $5,000,000,000 of our Class I shares in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended, or the Securities Act, including the exemption provided by Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder, Regulation S under the Securities Act and other exemptions from the registration requirements of the Securities Act. In connection with the Private Offering, we have entered into, and expect to continue to enter into, subscription agreements with investors, each, a Subscription Agreement. An investor will make a capital contribution pursuant to a Subscription Agreement and will become a common shareholder in the Company bound by the terms of our Organizational Documents.
Each prospective investor in the Private Offering is required to represent that it (i) is an “accredited investor” as defined in Rule 501(a) of Regulation D under the Securities Act or, in the case of offers and sales outside of the United States to a prospective investor that is not an accredited investor, is not a “U.S. person” and is investing in accordance with Regulation S under the Securities Act, and (ii) is acquiring the Common Shares purchased by it for investment and not with a view to resale or distribution. Prior to the BDC Election Date, subscriptions were accepted only from persons who were also “qualified purchasers” under the 1940 Act.
1 Total AUM for FS Investments as of September 30, 2024. References to “assets under management” or “AUM” represent the assets managed by FS Investments or its strategic partners as to which FS Investments is entitled to receive a fee or carried interest (either currently or upon deployment of capital) and general partner capital. FS Investments calculates the amount of AUM as of any date as the sum of: (i) the fair value of the investments of FS Investments’ investment funds; (ii) uncalled capital commitments from these funds, including uncalled capital commitments from which FS Investments is currently not earning management fees or carried interest; (iii) the value of outstanding collateralized loan obligations (“CLO”) (excluding CLOs wholly-owned by FS Investments); (iv) the fair value of FS KKR Capital Corp. joint venture assets; and (v) the fair value of other assets managed by FS Investments. The AUM also includes the AUM of Portfolio Advisors, LLC as of September 30, 2024, which FS acquired through a merger on June 30, 2023. AUM for Portfolio Advisors, LLC is measured as adjusted reported value plus unfunded commitments. FS Investments’ calculation of AUM may differ from the calculations of other asset managers and, as a result, FS Investments’ measurements of its AUM may not be comparable to similar measures presented by other asset managers. FS Investments’ definition of AUM is not based on any definition of AUM that may be set forth in agreements governing the investment funds, vehicles or accounts that it manages and is not calculated pursuant to any regulatory definitions.

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
We have commenced, and intend to continue, holding monthly closings for the Private Offering, in connection with which we have or will issue Common Shares to investors for immediate cash investment (investors who participate in the immediate cash payment closings are referred to in this annual report on Form 10-K as the “Upfront Cash Payment Investors”) and have generally ceased accepting Capital Commitments; provided, however, that we may accept commitments from investors to participate alongside Upfront Cash Payment Investors in our monthly closings. Such monthly closings are conducted in reliance on exemptions from the registration requirements of the Securities Act, including the exemption provided by Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder, Regulation S under the Securities Act and other exemptions from the registration requirements of the Securities Act. We reserve the right to conduct additional offerings of securities in the future in addition to the Private Offering. In addition, although we intend to issue Common Shares in the Private Offering on a monthly basis, we retain the right, if determined by us in our sole discretion, to accept subscriptions and issue Common Shares, in amounts to be determined by us, more or less frequently to one or more investors for regulatory, tax or other reasons as we may determine to be appropriate.
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
On April 3, 2023, we closed on an offering of 515 shares of our preferred shares of beneficial interest, or the Preferred Shares, designated as 12.0% Series A Cumulative Preferred Shares, par value $0.001 per share, or the Series A Preferred Shares, for $1,000 per share to a select group of individual investors who were “accredited investors” within the meaning of Rule 501(a) of Regulation D promulgated under the Securities Act. We redeemed all of the issued and outstanding Series A Preferred Shares on November 27, 2024, or the Preferred Shares Redemption Date, at a price equal to $1,000 per share, plus all accrued and unpaid dividends thereon to and including the Preferred Shares Redemption Date and a $100 redemption premium per share. From and after the close of business on the Preferred Shares Redemption Date, all dividends on the Series A Preferred Shares ceased to accrue, such shares are no longer deemed to be outstanding, and all rights of the holders of such shares ceased. The holders of the Preferred Shares were subject to certain dividend, voting, liquidation and other rights that are more fully described in “Note 3. Share Transactions” in the notes to our consolidated financial statements included in this annual report on Form 10-K.
Purchase Price and Fees
We intend to sell our Common Shares at an offering price that we believe reflects the NAV per Common Share, as determined in accordance with the Adviser’s valuation policy. The Board has approved the Adviser’s valuation policy, is responsible for overseeing its application and has designated the Adviser as the Company’s valuation designee under Rule 2a-5 under the 1940 Act. The Board has delegated to the Adviser the authority to conduct the monthly closings for the Private Offering. There is no guarantee that this NAV will be equal to the offering price of our Common Shares at any closing.
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
The Placement Agents intend to enter into placement agreements with broker-dealers in connection with the Private Offering. In connection with the sales of our Class I shares, these broker-dealers may charge investors an upfront sales load or placement agent fee subject to the discretion of the broker-dealer. Any upfront sales load or placement agent fee is not part of (and is in addition to) an investor’s aggregate purchase price for its Class I shares and will be directly charged to such investor. Investors should contact their broker-dealer for information on any such fees.
Subject to any applicable Financial Industry Regulatory Authority, Inc., or FINRA, limitations on underwriting compensation, we will pay the Placement Agents a shareholder servicing and/or distribution fee, or the Distribution/Servicing Fees, for Class I shares equal to 0.85% per annum of the aggregate NAV, as of the beginning of the first calendar day of the applicable month, of the Class I shares. However, pursuant to a fee waiver agreement, or the Rule 12b-1 Fee Waiver Agreement, between us and each of the Placement Agents, the Placement Agents have agreed to waive the Distribution/Servicing Fees for Class I shares in full during the term of the Rule 12b-1 Fee Waiver Agreement, and any such waived fees will not be subject to recoupment by the Placement Agents or any other person during or following the term of the Rule 12b-1 Fee Waiver Agreement. The Rule 12b-1 Fee Waiver Agreement will remain in effect until terminated by vote of the Board, including the vote of a majority of the Independent Trustees.
The distribution and servicing expenses borne by the participating brokers may be different from and substantially less than the amount of Distribution/Servicing Fees charged. Following any termination of the Rule 12b-1 Fee Waiver Agreement, the Distribution/Servicing Fees will be payable to the Placement Agents, but the Placement Agents anticipate that all or a portion of the Distribution/Servicing Fees will be retained by, or reallowed (paid) to, eligible participating brokers and servicing broker-dealers for ongoing services performed by such broker-dealers. We may pay for expenses related to our distribution out of our own assets under the amended and restated distribution and servicing plan, or the Distribution and Servicing Plan, outside of the Distribution/Servicing Fees, including but not limited to, expenses associated with advertising, compensation of underwriters, dealers, and sales personnel, the printing and mailing of prospectuses to other than current shareholders, and the printing and mailing of sales literature, each as may be determined to be in our best interests. All or a portion of the Distribution/Servicing Fees may be used to pay for sub-transfer agency, sub-accounting and certain other administrative services that are not required to be paid pursuant to the shareholder servicing and/or distribution fees under applicable FINRA rules; however, we also may pay for these sub-transfer agency, sub-accounting and certain other administrative services outside of the Distribution/Servicing Fees and our Distribution and Servicing Plan. The total amount that will be paid over time for other underwriting compensation depends on the average length of time for which shares remain outstanding, the term over which such amount is measured and the performance of our investments. We will also pay or reimburse certain organizational and offering expenses, including, subject to FINRA limitations on underwriting compensation, certain wholesaling expenses.
In addition, the Adviser may pay additional compensation, out of its own funds and not as an additional charge to us or investors, to third parties who act as placement agents or distributors for the Common Shares, or the Distributors, and/or to shareholder servicing agents, selected brokers, dealers or other financial intermediaries, including affiliated broker dealers, to assist with the placement of Common Shares, for the purpose of introducing a selling agent to us, to provide certain services to us and our shareholders and/or to promote the recommendation of an investment in the Common Shares. Such payments made by the Adviser may be based on the aggregate purchase price of Common Shares by our investors, as determined by the Adviser, the Placement Agents, participating broker-dealers or other financial intermediaries. The amount of these payments is determined from time to time by the Adviser, may be substantial and are or will be paid out of the Adviser’s revenues, which generally come directly or indirectly from fees paid by us. While the Adviser has and may continue to pay such fees and compensation, and reimburse such expenses, to such entities in connection with the offering of Common Shares, it is under no obligation to pay such fees and compensation, or to reimburse such expenses, and may decide not to do so in the future to the extent that such fees, compensation and reimbursements are permitted to be borne by us.
The prospect of receiving, or the receipt of, placement fees or other compensation, as described above, may provide the Distributors, participating broker-dealers, shareholder servicing agents or other financial intermediaries and/or their respective salespersons with an incentive to favor sales or recommendations of Common Shares and interests in funds whose affiliates make similar compensation available over sales of interests in funds (or other fund investments) with respect to which the Distributors, participating broker-dealers, shareholder servicing agents or other financial intermediaries do not receive similar compensation or receive lower levels of compensation.
In return for these placement fees or other compensation, as described above, the Adviser and its affiliates expect to receive certain marketing or servicing advantages that are not generally available to funds that do not make such payments. Such advantages are expected to include, without limitation, placement of the Company on a list of funds offered as investment options to the selling agent’s clients (sometimes referred to as “shelf space”); access to the selling agent’s registered representatives; and/or ability to assist in training and educating the selling agent’s registered representatives.
In exchange for any such fees or other compensation that may be made to certain participating broker-dealers, shareholder servicing agents or other financial intermediaries, these agents may provide services including, but not limited to, establishing and maintaining accounts and records; answering inquiries regarding purchases, exchanges and redemptions; processing and verifying purchase, redemption and exchange transactions; furnishing account statements and confirmations of transactions; processing and mailing monthly statements, prospectuses or other offering materials, shareholder reports and other SEC-required communications; and providing the types of services that might typically be provided by our transfer agent (e.g., the maintenance of omnibus or omnibus-like accounts). Any such payments may create potential conflicts of interests between an investor and a selling agent who is recommending a particular fund over other funds.
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
The Board of Trustees, including a majority of the Independent Trustees, have reviewed and approved the Placement Agent Agreements in accordance with Section 15(c) of the 1940 Act, and will annually review the Placement Agent Agreements and Distribution/Servicing Fees to determine that the provisions of the Placement Agent Agreements are carried out satisfactorily and to determine, among other things, whether the fees payable under such agreements are reasonable in light of the services provided (giving effect to the Rule 12b-1 Fee Waiver Agreement, while it is effective) and that there is a reasonable likelihood that the continuation of the plan for the Distribution/Servicing Fees will benefit the Company and its shareholders. The Board of Trustees assesses the reasonableness of such fees based on the breadth, depth and quality of the distribution services to be provided to the Company, and reviews other information relating to the Placement Agents, such as their relationships with financial intermediaries and the adequacy of their compliance program.
Discretionary Share Repurchase Program
We do not intend to list the Common Shares on a securities exchange and we do not expect there to be a public market for our shares. As a result, our shareholders’ ability to sell their shares will be limited.
Beginning with the quarter ended September 30, 2024, we commenced a share repurchase program in which we intend, subject to market conditions and the discretion of the Board, to offer to repurchase, in each quarter, up to 5% of our Common Shares outstanding (either by number of shares or aggregate NAV) as of the close of the previous calendar quarter. Our Board of Trustees may amend or suspend the share repurchase program at any time if in its reasonable judgment it deems such action to be in our best interest and the best interest of our shareholders. As a result, share repurchases may not be available each quarter, such as when a repurchase offer would place an undue burden on our liquidity, adversely affect our operations or risk having an adverse impact on the Company that would outweigh the benefit of the repurchase offer. We intend to conduct such repurchase offers in accordance with the requirements of Rule 13e-4 promulgated under the Exchange Act and the 1940 Act.
Under our discretionary share repurchase program, to the extent we offer to repurchase shares in any particular quarter, we expect to repurchase shares pursuant to quarterly tender offers using a purchase price equal to the NAV per share as of the last calendar day of the applicable quarter, or the Valuation Date. Shareholders should keep in mind that if they tender Common Shares in a tender offer with a Valuation Date that is within the 12-month period following the initial issue date of their tendered Common Shares, the Company may repurchase such Common Shares subject to an “early repurchase deduction” of 2% of the aggregate NAV of the Common Shares repurchased, or an Early Repurchase Deduction. The Early Repurchase Deduction will be retained by the Company for the benefit of remaining holders of Common Shares. This Early Repurchase Deduction will also generally apply to minimum account repurchases, discussed below. Common Shares may be sold to certain feeder vehicles primarily created to hold the Common Shares that in turn offer interests in such feeder vehicles to non-U.S. persons. For such feeder vehicles and similar arrangements in certain markets, the Company may not apply the Early Repurchase Deduction to the feeder vehicles or underlying investors, often because of administrative or systems limitations.
We may, from time to time, waive the Early Repurchase Deduction in the following circumstances (subject to the conditions described below):
•repurchases resulting from death, qualifying disability or divorce;
•in the event that a shareholder’s Common Shares are repurchased because the shareholder has failed to maintain the $500 minimum account balance;
•due to trade or operational error; or
•repurchases submitted in connection with discretionary transfer programs (and similar arrangements) as approved by the Company.
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
Shareholders may tender all of the Common Shares that they own in connection with our discretionary quarterly tender offers. In the event the amount of shares tendered exceeds the repurchase offer amount, shares will be repurchased on a pro rata basis. All unsatisfied repurchase requests must be resubmitted in the next quarterly tender offer, or upon the recommencement of the discretionary share repurchase program, as applicable. We will have no obligation to repurchase shares, including if the repurchase would violate the restrictions on distributions under federal law or Delaware law. The limitations and restrictions described above may prevent us from accommodating all repurchase requests made in any quarter. Our discretionary share repurchase program has many limitations, including the limitations described above, and should not in any way be viewed as the equivalent of a secondary market.
We will offer to repurchase shares on such terms as may be determined by our Board of Trustees in its complete and absolute discretion unless, in the judgment of the Board of Trustees, such repurchases would not be in the best interests of our shareholders or would violate applicable law. There is no assurance that the Board will exercise its discretion to offer to repurchase shares or that there will be sufficient funds available to accommodate all of our shareholders’ requests for repurchase. As a result, we may repurchase less than the full amount of shares that our shareholders request to have repurchased. If we do not repurchase the full amount of shares that our shareholders have requested to be repurchased, or we determine not to make repurchases of our shares, our shareholders will likely not be able to dispose of their shares, even if we under-perform. Any periodic repurchase offers will be subject in part to our available cash and compliance with the RIC qualification and diversification rules and the 1940 Act.
The Company will repurchase shares from shareholders pursuant to written tenders on terms and conditions that the Board of Trustees determines to be fair to the Company and to all shareholders. When the Board of Trustees determines that the Company will repurchase shares, notice will be provided to shareholders describing the terms of the offer, containing information shareholders should consider in deciding whether to participate in the repurchase opportunity and containing information on how to participate. Our repurchase offers will generally use the NAV on or around the last day of a calendar quarter, which will not be available until after the expiration of the applicable tender offer, so our shareholders will not know the exact price of shares in the tender offer when they make their decision whether to tender their shares. Repurchases will be effective after receipt and acceptance by the Company of eligible written tenders of shares from shareholders by the applicable repurchase offer deadline. Other than as stated above, the Company does not intend to impose any charges in connection with repurchases of shares. All shares purchased by us pursuant to the terms of each tender offer will be retired and thereafter will be authorized and unissued shares.
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
In the event that any shareholder fails to maintain the minimum balance of $500 of our Common Shares, we may repurchase all of the shares held by that shareholder at the repurchase price in effect on the date we determine that the shareholder has failed to meet the minimum balance, less any Early Repurchase Deduction. Minimum account repurchases will apply even in the event that the failure to meet the minimum balance is caused solely by a decline in our NAV. Minimum account repurchases are subject to an Early Repurchase Deduction.
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
Under normal circumstances, we expect that we will invest at least 60% of our total assets (net assets plus borrowings for investment purposes) in first lien, senior secured loans of private middle-market U.S. companies. We expect to also invest up to 30% of our total assets (net assets plus borrowings for investment purposes) in certain ABF Investments and, to a lesser extent, in subordinated loans of private U.S. companies. We expect downside protection to come in the form of investments backed by collateral and contractual rights negotiated with counterparties. Our ABF Investment strategy focuses on directly originated, private ABF Investments with a multi-sector investment approach that seeks the most attractive relative value and risk-adjusted returns (a measure of the excess return per unit of risk in an investment strategy) from investments across a range of sectors, such as Consumer/Mortgage Finance (e.g., auto loans), Contractual Cash Flows (e.g., royalties), Hard Assets (e.g., aircraft leasing) and Small-Medium Enterprises (e.g., real estate development lending), as well as instrument types, such as senior loans and junior capital.

A majority of our ABF Investments are directly originated and proprietary, including through newly formed and/or existing lending and servicing platform businesses established by KKR Credit to access specific lending or servicing market opportunities that are otherwise difficult to access. In addition, a large majority of our ABF Investments are illiquid and otherwise not actively traded on an established market. We generally expect that the majority of our ABF Investments will not be eligible portfolio companies under the 1940 Act and, to the extent that such investments are not considered to be eligible portfolio companies, we will not treat the applicable ABF Investments as qualifying assets for purposes of Section 55(a) of the 1940 Act.
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
To seek to enhance our returns, we intend to employ leverage as market conditions permit and at the discretion of the Adviser, but in no event will leverage employed exceed the maximum amount permitted by the 1940 Act. We intend to use leverage in the form of borrowings, including loans from certain financial institutions and the issuance of debt. We may also use leverage in the form of the issuance of Preferred Shares or by using reverse repurchase agreements or similar transactions and derivatives, including credit default swaps. Under the 1940 Act, any such Preferred Shares constitute a “senior security” for purposes of the 150% asset coverage test. Under the provisions of the 1940 Act, we are currently permitted to issue “senior securities,” including borrowing money from banks or other financial institutions, only in amounts such that our asset coverage, as defined in the 1940 Act, equals at least 150% after each issuance of senior securities. For purposes of the 1940 Act, “asset coverage” means the ratio of (1) the total assets of a BDC, less all liabilities and indebtedness not represented by senior securities, to (2) the aggregate amount of senior securities representing indebtedness (plus, in the case of senior securities represented by preferred stock, the aggregate involuntary liquidation preference of such BDC’s preferred stock). Our use of reverse repurchase agreements or similar transactions and derivatives, including credit default swaps, is subject to Rule 18f-4. For more information on Rule 18f-4, see “Item 1A. Risk Factors – Risks Related to Debt Financing.”
In determining whether to borrow money or issue debt, we will analyze, as applicable, the maturity, covenant package and rate structure of the proposed borrowings as well as the risks of such borrowings compared to our investment outlook. Any such leverage, if incurred, would be expected to increase the total capital available for investment by the Company. See “Item 1A. Risk

Factors – Risks Related to Debt Financing.” To finance investments, we may securitize certain of our secured loans or other investments, including through the formation of one or more CLOs, while retaining all or most of the exposure to the performance of these investments. See “Item 1A. Risk Factors – Risks Related to Debt Financing – We may form one or more CLOs, which may subject us to certain structured financing risks.”
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
To the extent that we have taxable income available, we intend to make distributions to holders of our Common Shares. We intend to make monthly distributions to holders of our Common Shares, and such distributions are recorded on the record date. All such distributions will be paid at the discretion of the Board and will depend on our earnings, financial condition, maintenance of our tax treatment as a RIC, compliance with applicable BDC regulations and such other factors as the Board may deem relevant from time to time. As a result, our distribution rates and payment frequency may vary from time to time.
Our investments are subject to a number of risks. See “Item 1A. Risk Factors.”
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
Lending and originating new loans to middle-market companies, which are often private, generally requires a greater dedication of a lender’s time and resources compared to lending to larger companies as it is often more difficult to make investments in, and acquire information about, smaller companies. Many investment firms lack the breadth and scale necessary to identify investment opportunities, particularly directly originated investments in middle-

market companies, which may result in their overlooking many attractive investment opportunities. Middle-market companies also may require more active monitoring and participation on the lender’s part. We believe that many large financial organizations, which often have relatively high-cost structures, are not suited to deal with these factors and instead emphasize services and transactions to larger corporate clients, resulting in a reduction in the availability of financing to middle-market companies.
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
Asset-Based Finance Opportunities
With respect to our ABF Investments strategy, our primary focus is investment in attractive, directly originated, non-corporate lending opportunities within the private asset-based finance sector. The well-documented retreat by banks from lending activity following the 2008 financial crisis, or the Great Financial Crisis, has had a major impact on non-corporate lending activity, a segment that today comprises a far larger portion of the global debt capital markets and the real (i.e., nonfinancial services) economy than corporate lending. Private asset-based finance is estimated to be a $6.1 trillion market globally, significantly larger than the global corporate direct lending market, reflecting an increase of approximately two times from its estimated size in 2007 of $3.0 trillion, and 35% bigger than it was in 2020.2 By 2029, the private global ABF market, excluding non-performing loans, or NPLs, and non-core bank assets deemed saleable, is anticipated to grow by nearly 50% from its estimated size of $6.1 trillion today to an estimated size of $9.2 trillion.3 Private asset-based finance includes investments in directly originated assets that derive returns from recurring, often contractual cash flows of large, diversified pools of underlying hard assets (e.g., aircraft and industrial equipment) and financial (e.g., bridge mortgages and auto loans) assets. By pursuing new, underserved and/or mispriced lending opportunities, the issuers of ABF Investments seek to generate uncorrelated returns for investors at a meaningful premium to other forms of private and traded credit.
To identify and assess ABF Investment themes and their related opportunity sets, KKR Credit seeks to leverage market intelligence and data gathered from around KKR Credit and its affiliates, including from the current portfolio at KKR of more than 100 private equity portfolio companies and over 1,200 traded credit holdings, in areas such as global macro-economics, demographic and industrial trends and new technology. Examples of our current investment themes include the Demand/Supply Imbalance in Housing, Digital Economy / “FinTech”, and Bank Capital Inefficiency. In addition, themes that are developed in one geographic region can be applied in other regions. In these instances, KKR Credit expects to use its global footprint and local offices to help a lending business expand and apply its lending model beyond its home market. Using industry relationships developed since KKR’s founding more than 45 years ago with corporate executives, board members and industry advisors, we will proactively pursue investments within our ABF Investment strategy that seek to harness pockets of inefficiency in lending markets and achieve differentiated investment outcomes.
Potential Competitive Strengths
We believe that we offer investors the following potential competitive strengths:
Large, scalable, global platform with seasoned investment professionals
We believe that the breadth and depth of the experience of the Adviser and its affiliates, which are dedicated to sourcing, structuring, executing, monitoring and harvesting a broad range of private investments, provide us with a significant competitive advantage in sourcing and analyzing attractive investment opportunities. Our investment platform is supported by approximately 170 dedicated investment professionals at KKR Credit located in nine global cities. We also benefit from the expertise, network and resources of KKR & Co., which has over 710 investment professionals located in 26 global cities. The individual members of these teams have diverse investment backgrounds, with prior experience at investment banks, commercial banks, other asset managers and operating companies. We believe this diverse experience provides an in-depth understanding of the strategic, financial and operational challenges and opportunities of middle-market companies.
2 Source: Integer Advisors and KKR Credit research estimates on latest available data as of September 30, 2022, sourced from country-specific official / trade bodies as well as company reports. Represents the global stock of private financial assets originated and held by non-banks, related to household (including mortgages) and business credit. Excludes loans securitized or sold to agencies and assets acquired in capital markets or through other secondary/ syndicated channels.
3 Source: Integer Advisors estimates based on data from the Financial Stability Board and the European Banking Authority, as of October 31, 2022. There can be no assurance that future market developments will be consistent with KKR’s outlook and expectations as discussed above or that the Company will generate returns for investors.

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
Focus on larger middle-market companies and customized one-stop credit solutions
We are focused on providing customized credit solutions to private upper middle-market companies, which we generally define as companies with annual EBITDA of at least $50 million at the time of our investment. Based on its size and scale, the KKR Credit platform is able to originate, commit to and hold positions in excess of $1 billion in a given transaction. This size allows us to serve in the lead financing role for certain larger middle-market companies with more than $150 million in EBITDA. During the year ended December 31, 2024, the KKR Credit platform deployed approximately $18 billion in Global Direct Lending and Asset-Based Finance Investments, almost entirely focused on the upper end of the middle market.
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
Disciplined, income-oriented investment philosophy
The Adviser employs a defensive investment approach focused on long-term credit performance and preservation of principal. This investment approach involves a multi-stage selection process for each investment opportunity, as well as ongoing monitoring of each investment made, with particular emphasis on early detection of deteriorating credit conditions at portfolio companies which would result in adverse portfolio developments. This strategy is designed to maximize current income and minimize the risk of capital loss while maintaining the potential for long-term capital appreciation.
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
The Adviser anticipates growth in the private global asset-based finance market. We expect the increased demand for credit to be confronted by renewed constraints on the supply of debt capital by traditional bank lenders as the global banking system retrenches to work with its largest borrowers and contends with growing non-performing loan balances and renewed demands for lending restraint from financial regulators. In addition, we anticipate competition from other non-bank lenders will diminish. In particular, we expect that weaker, non-bank market participants in each segment, such as certain investment funds or specialty lenders, will either permanently exit the asset-based finance market or be forced to contract their lending activity due to inadequate capitalization or an inability to secure asset-based financing from risk-averse banks which, as noted above, we expect to refocus their attention on larger, more established businesses like KKR Credit.
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
Investment Strategy
As set forth above, under normal circumstances, we expect that we will invest at least 60% of our total assets (net assets plus borrowings for investment purposes) in first lien, senior secured loans of private middle-market U.S. companies. When identifying prospective portfolio companies, we expect to focus primarily on the attributes set forth below, which we believe will help us generate higher total returns with an acceptable level of risk. While these criteria provide general guidelines for our investment decisions, if we believe the benefits of investing are sufficiently strong, not all of these criteria necessarily will be met by each portfolio company in which we choose to invest. These attributes are:
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
•     Private asset-based finance markets. With respect to our asset-based finance strategy, we focus principally on investments in directly originated, private credit investments that provide the opportunity for income and capital-appreciation while mitigating the probability and severity of capital-loss through a focus on downside protection and other structural solutions. Our ABF Investments are comprised primarily of private asset-based finance investments, which derive returns from recurring, often contractual cash flows of large, diversified pools of underlying hard and financial assets.
4 KKR’s senior advisors and industry advisors are engaged as consultants and are not employees of KKR or the Adviser. These third-party consultants provide, among other things, additional operational and strategic insights into KKR’s investments. While they are not employees of KKR or the Adviser, the senior advisors and industry advisors are permitted to serve on the boards of portfolio companies, assist KKR in evaluating individual investment opportunities and support the operations of KKR portfolio companies. For a list of KKR’s current senior advisors please refer to: http://www.kkr.com/our-firm/team.

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
The Adviser organizes the asset-based finance market into four segments – Consumer/Mortgage Finance, Hard Assets, Small-Medium Enterprise and Contractual Cash Flows – and seeks to construct a varied ABF Investment portfolio within these segments. While variation is a goal, there are no pre-determined allocations of investments across these segments and investment decisions will be based on the Adviser’s assessment of relative value and market attractiveness at the time of investment. Further information about sectors within these segments and select investment themes are summarized in the following table and detailed further below.
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
•     Contractual Cash Flow: The Contractual Cash Flows sector in which our ABF Investments invest primarily consists of passive investments backed by cash-flow producing assets such as intellectual property, royalty streams and customized financial contracts. Intellectual property and royalty financing is particularly relevant in industries like Media and Healthcare. While such rights can create the predictable, long-term cash flow streams attractive to banks, borrowers often struggle to obtain bank financing due to the non-standard nature of the assets (for example, music, films, pharmaceutical royalties) that do not fit within approved bank capital frameworks. It also includes financing secured by financial contracts typically in the insurance and financial asset servicing sectors where KKR has made investments. We believe that this asset-based finance segment is a natural opportunity set for non-bank lenders. In more limited cases, the Company’s ABF Investments which invest in Contractual Cash Flows will be actively managed.
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
Sustainability Policy
The Adviser generally integrates sustainability considerations alongside traditional factors in the investment decision-making process that it, in its sole discretion, determines have—or have the potential to have—a substantial impact on an organization’s ability to create or preserve economic value. The Adviser applies proprietary criteria to assess potential financial and reputational risks to issuers. An investment’s sustainability-related risks and opportunities are assessed, monitored and re-evaluated on an ongoing basis. The identification of a risk related to one or more sustainability-related considerations will not necessarily exclude a particular investment that, in the Adviser’s view, is otherwise suitable and attractively priced for investment. The Adviser may utilize data sources provided by third-party vendors and/or engage directly with issuers in assessing sustainability-related risks and opportunities.
While the Adviser may consider sustainability factors when making an investment decision in the same way it considers other business-relevant topics that it considers most significant for maximizing and protecting value, the Company does not pursue a sustainability-based investment strategy or limit its investments to those that meet specific sustainability criteria or standards. Any reference in this annual report to sustainability-related considerations is not intended to qualify the Company’s focus on seeking investments that it believes will generate attractive risk-adjusted returns, and sustainability is not a principal investment strategy of the Company.
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
Shareholders should be aware that a rise in the general level of interest rates can be expected to lead to higher interest rates applicable to our debt investments. Accordingly, an increase in interest rates would make it easier for us to meet or exceed the Incentive Fee hurdle rate and may result in a substantial increase of the amount of Incentive Fees payable to the Adviser with respect to Pre-Incentive Fee Net Investment Income. Because of the structure of the Incentive Fee, it is possible that we may pay an Incentive Fee in a calendar quarter in which we incur an overall loss taking into account capital account losses. For example, if we receive Pre-Incentive Fee Net Investment Income in excess of the quarterly hurdle rate, we will pay the applicable Incentive Fee even if we have incurred a loss in that calendar quarter due to realized and unrealized capital losses.
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
On a quarterly basis, we accrue for the Incentive Fee on Capital Gains by calculating such fee as if it were due and payable as of the end of such period. We will include unrealized gains in the calculation of the Incentive Fee on Capital Gains expense and related accrued Incentive Fee on Capital Gains. This accrual will reflect the Incentive Fees that would be payable to the Adviser if our entire portfolio was liquidated at its fair value as of the balance sheet date even though the Adviser is not entitled to an Incentive Fee with respect to unrealized gains unless and until such gains are actually realized. In no event will the Incentive Fee on Capital Gains payable pursuant to the Advisory Agreement be in excess of the amount permitted by the Advisers Act, including Section 205 thereof.
Any of the fees payable to the Adviser under the Advisory Agreement for any partial month or calendar quarter will be appropriately prorated.
Certain Terms of the Advisory Agreement
The Advisory Agreement has been approved by the Board. Unless earlier terminated as described below, the Advisory Agreement will remain in effect from year-to-year if approved annually by a majority of the Board of Trustees or by the holders of a majority of our outstanding voting securities and, in each case, a majority of the Independent Trustees.
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
Board Approval of the Advisory Agreement
The Board, including a majority of the Independent Trustees, most recently re-approved the Advisory Agreement for an additional one-year term on October 31, 2024 at an in-person meeting called for that purpose. In preparing for approval of the Advisory Agreement, the Board reviewed a significant amount of information and considered, among other things:
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
Administration Agreement
Pursuant to the Administration Agreement, the Adviser performs, or oversees or arranges for the performance of, the administrative services necessary for our operations, including the provision of general ledger accounting, fund accounting, legal services, investor relations, certain government and regulatory affairs activities, and other administrative services. The Adviser will also perform, or oversee the performance of, our corporate operations and required administrative services, which includes being responsible for the financial records that we are required to maintain and preparing reports for our shareholders and reports filed with the SEC. In addition, the Adviser will assist us in calculating our NAV, overseeing the preparation and filing of tax returns and the printing and dissemination of reports to our shareholders, and generally overseeing the payment of our expenses and the performance of administrative and professional services rendered to us by others.
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
Expense Support and Conditional Reimbursement Agreement
The Company has entered into an Expense Support and Conditional Reimbursement Agreement, or the Expense Support Agreement, with the Adviser. The Adviser may elect to pay certain of our expenses on our behalf, including, but not limited to, organizational and offering expenses and any of our expenses related to investor relations, outside legal counsel and other outside advisors and experts, finance, operations and administration, each, an Expense Payment, provided that no portion of the payment will be used to pay any interest expense or distribution and/or shareholder servicing fees of the Company. Any Expense Payment that the Adviser has committed to pay must be paid by the Adviser to us in any combination of cash or other immediately available funds no later than 90 days after such commitment was made in writing, and/or offset against amounts due from us to the Adviser or its affiliates.
Following any calendar month in which Available Operating Funds (as defined below) exceed the cumulative distributions accrued to the Company’s shareholders based on distributions declared with respect to record dates occurring in such calendar month (the amount of such excess referred to as Excess Operating Funds), the Company will pay such Excess Operating Funds, or a portion thereof, to the Adviser until such time as all Expense Payments made by the Adviser to the Company within three years prior to the last business day of such calendar month have been reimbursed. Any payments required to be made by the Company under the Expense Support Agreement are referred to as a Reimbursement Payment. “Available Operating Funds” means the sum of (i) the Company’s net investment income (excluding organizational and offering costs and extraordinary expenses, taxes (including excise tax) and accrued Incentive Fee on Capital Gains on unrealized appreciation) and (ii) the Company’s net capital gains.
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
Regulation as a BDC
We have elected to be treated as a BDC under the 1940 Act and have elected to be treated, and intend to qualify annually, as a RIC under Subchapter M of the Code. The 1940 Act contains prohibitions and restrictions relating to transactions between BDCs and their affiliates, principal underwriters and affiliates of those affiliates or underwriters, as described below. A BDC must be organized in the United States for the purpose of investing in or lending to primarily private companies and making significant managerial assistance available to them.
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
Leverage and Senior Securities; Coverage Ratio
We are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of shares senior to our Common Shares if our asset coverage, as defined in the 1940 Act, would at least equal 150% immediately after each such issuance. Our initial shareholders approved the adoption of this 150% threshold pursuant to Section 61(a)(2) of the 1940 Act on July 25, 2022, and such election became effective on July 26, 2022, the first day immediately after the date of such approval. Under the 1940 Act, any Preferred Shares we issue will constitute a “senior security” for purposes of the 150% asset coverage test. In addition, while any senior securities remain outstanding, we will be required to make provisions to prohibit any dividend distribution to our shareholders or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios at the time of the dividend distribution or repurchase. We will also be permitted to borrow amounts up to 5% of the value of our total assets for temporary or emergency purposes, which borrowings would not be considered senior securities.
We have established credit facilities and entered into financing arrangements and intend to enter into other financing arrangements to facilitate investments and the timely payment of our expenses. Our current credit facilities bear interest at floating rates based on spreads over a specific reference rate. Shareholders will indirectly bear the costs associated with any borrowings under a credit facility or otherwise. In connection with a credit facility or other borrowings, lenders may require us to pledge assets, commitments and/or drawdowns (and the ability to enforce the payment thereof) and may ask to comply with positive or negative covenants that could have an effect on our operations. In addition, from time to time, our losses on leveraged investments may result in the liquidation of other investments held by us and may result in additional drawdowns to repay such amounts.
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
Code of Ethics
We and the Adviser have adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act and Rule 204A-1 under the Advisers Act, respectively, that establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to the code are permitted to invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with the code’s requirements. This code of ethics may be read and copied at the SEC’s Public Reference Room in Washington, D.C. Information on the operation of the Public Reference Room may be obtained by calling the SEC at (202) 551-8090. Copies of the codes of ethics may also be obtained, after paying a duplicating fee, by electronic request at the following email address: publicinfo@sec.gov, or by writing the SEC’s Public Reference Section, 100 F Street, N.E., Washington, D.C. 20549.
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
Shareholders may obtain information, without charge, regarding how the Adviser voted proxies with respect to our portfolio securities by making a written request for proxy voting information to: Chief Compliance Officer, KKR FS Income Trust, 201 Rouse Boulevard, Philadelphia, Pennsylvania 19112 or by calling us collect at (215) 495-1150.

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
•     pursuant to Rule 13a-15 under the Exchange Act, our management is required to prepare an annual report regarding its assessment of our internal control over financial reporting and, starting from the date on which we cease to be an emerging growth company under the JOBS Act, must obtain an audit of the effectiveness of internal control over financial reporting performed by our independent registered public accounting firm should we become an accelerated filer; and
•     pursuant to Item 308 of Regulation S-K and Rule 13a-15 under the Exchange Act, our periodic reports must disclose whether there were significant changes in our internal control over financial reporting or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
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
We are not permitted to change the nature of our business so as to cease to be, or to withdraw our election as, a BDC unless approved by a majority of our outstanding voting securities. A majority of the outstanding voting securities of a company is defined under the 1940 Act as the lesser of: (i) 67% or more of such company’s shares present at a meeting if more than 50% of the outstanding shares of such company are present or represented by proxy, or (ii) more than 50% of the outstanding shares of such company.
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
Certain ERISA Considerations
Each prospective investor that is, or is acting on behalf of, any (i) “employee benefit plan” (within the meaning of Section 3(3) of the Employee Retirement Income Security Act of 1974, as amended, or ERISA) subject to Title I of ERISA, (ii) “plan” described in Section 4975(e)(1) of the Code, subject to Section 4975 of the Code (including for e.g., an individual retirement account, or IRA, and a “Keogh” plan), (iii) plan, account or other arrangement that is subject to provisions under any employee benefit plan, or similar plan or account that is subject to ERISA, Section 4975 of the Code or (iv) entity whose underlying assets are considered to include the assets of any of the foregoing described in clauses (i), (ii) and (iii), pursuant to ERISA or otherwise (each of the foregoing described in clauses (i), (ii), (iii) and (iv) referred to herein as a Plan), must independently determine that our Common Shares are an appropriate investment, taking into account its obligations under ERISA, the Code and the provisions of any other federal, state, local, non-U.S. or other laws or regulations that are similar to such provisions of ERISA or the Code, or collectively, Similar Laws.
In contemplating an investment in the Company, each fiduciary of the Plan who is responsible for making such an investment should carefully consider, taking into account the facts and circumstances of the Plan, whether such investment is consistent with the applicable provisions of ERISA, Section 4975 of the Code or any Similar Law relating to a fiduciary’s duties to the Plan including, without limitation, the prudence, diversification, and prohibited transaction provisions of ERISA, Section 4975 of the Code and any other applicable Similar Laws. Furthermore, absent satisfying all of the requirements of a prohibited transaction exemption, the fiduciaries of a Plan should not invest in the Company with the assets of any Plan if the Adviser or any of its affiliates is a fiduciary with respect to such assets of the Plan. Each purchaser of Common Shares that is or may become a Plan is responsible for determining the extent, if any, to which the purchase and holding of Common Shares will constitute a non-exempt prohibited transaction under ERISA, Section 4975 of the Code or any Similar Law, and otherwise for determining compliance with ERISA, Section 4975 of the Code and any applicable Similar Law.

In contemplating an investment in the Company, the fiduciaries of a Plan that is a Benefit Plan Investor (as defined below) should also carefully consider the definition of the term “plan assets” under U.S. Department of Labor regulation 29 CFR 2510.3-101 as modified by Section 3(42) of ERISA, or the Plan Assets Regulation, when a Benefit Plan Investor invests in an equity interest of an entity that is neither a “publicly-offered security” (within the meaning of the Plan Assets Regulation) nor a security issued by an investment company registered under the 1940 Act, the Benefit Plan Investor’s assets include both the equity interest and an undivided interest in each of the entity’s underlying assets, unless it is established that the entity is an “operating company” or that equity participation in the entity by Benefit Plan Investors is not “significant” (each within the meaning of the Plan Assets Regulation). The term “Benefit Plan Investor” is defined in the Plan Assets Regulation to include (i) any employee benefit plan (as defined in section 3(3) of ERISA) subject to the provisions of Title I of ERISA, (ii) any plan described in section 4975(e)(1) of the Code that is subject to Section 4975 of the Code, and (iii) any entity whose underlying assets include plan assets by reason of such an employee benefit plan’s or plan’s investment in the entity.
The Plan Assets Regulation defines the term “publicly-offered security” as a security that is “widely-held,” “freely transferrable” and either part of a class of securities registered under the Exchange Act or sold pursuant to an effective registration statement under the Securities Act if the securities are registered under the Exchange Act within 120 days after the end of the fiscal year of the issuer during which the public offering occurred. A security is considered “widely held” only if it is part of a class of securities that is owned by 100 or more investors independent of the issuer and of one another. A security will not fail to be “widely held” because the number of independent investors falls below 100 subsequent to the initial public offering as a result of events beyond the issuer’s control. The Plan Assets Regulation provides that whether a security is “freely transferable” is a factual question to be determined on the basis of all relevant facts and circumstances. It is noted that the Plan Assets Regulation only establishes a presumption in favor of the finding of free transferability where the restrictions are consistent with the particular types of restrictions listed in the Plan Assets Regulation. The Company believes that, and will proceed on the basis that, based on the applicable facts and circumstances, the Common Shares constitute “publicly-offered securities” within the meaning of the Plan Assets Regulation. Plans and their fiduciaries considering the purchase of Common Shares should consult with their own advisers if they have any questions regarding the foregoing.
If the assets of the Company were deemed to be “plan assets” under the Plan Assets Regulation, the obligations and other responsibilities of Plan sponsors, Plan fiduciaries and Plan administrators, and of parties in interest and disqualified persons, under Parts 1 and 4 of Subtitle B of Title I of ERISA and Section 4975 of the Code, as applicable, may be expanded, and there may be an increase in their liability under these and other provisions of ERISA and the Code (except to the extent (if any) that a favorable statutory or administrative exemption or exception applies); in addition, various providers of fiduciary or other services to the entity, and any other parties with authority or control with respect to the entity, could be deemed to be Plan fiduciaries or otherwise parties in interest or disqualified persons by virtue of their provision of such services (and there could be an improper delegation of authority to such providers). Among other consequences, if the assets of the Company were deemed to be “plan assets,” this could result, among other things, in (i) the application of the prudence and other fiduciary responsibility standards of ERISA to investments made by the Company, and (ii) the possibility that certain transactions in which the Company might seek to engage could constitute “prohibited transactions” under ERISA and Section 4975 of the Code. If a prohibited transaction occurs for which no exemption is available, the Adviser and/or any other fiduciary that has engaged in the prohibited transaction could be required to (i) restore to the Plan any profit realized on the transaction and (ii) reimburse the Benefit Plan Investor for any losses suffered by the Benefit Plan Investor as a result of the investment. In addition, each disqualified person (within the meaning of Section 4975 of the Code) involved could be subject to an excise tax equal to 15% of the amount involved in the prohibited transaction for each year the transaction continues and, unless the transaction is corrected within statutorily required periods, to an additional tax of 100%. Fiduciaries of Benefit Plan Investors who decide to invest in the Company could, under certain circumstances, be liable for prohibited transactions or other violations as a result of their investment in the Company or as co-fiduciaries for actions taken by or on behalf of the Company or the Advisor. With respect to an IRA that invests in the Company, the occurrence of a prohibited transaction involving the individual who established the IRA, or his or her beneficiaries, would cause the IRA to lose its tax-exempt status.
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
Taxation as a RIC
We have elected and intend to qualify annually for federal income tax purposes to be treated as a RIC under Subchapter M of the Code. As a RIC, we generally will not have to pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that we timely distribute each tax year to our shareholders. To maintain our qualification as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements (as described below). In addition, in order to maintain RIC tax treatment, we must distribute to our shareholders, for each tax year, at least 90% of our “investment company taxable income,” which is generally the sum of our net ordinary income plus the excess, if any, of realized net short-term capital gains over realized net long-term capital losses, determined without regard to any deduction for distributions paid, or the Annual Distribution Requirement.
If we:
•qualify as a RIC; and
•satisfy the Annual Distribution Requirement,
then we will not be subject to U.S. federal income tax on the portion of our income or capital gains we distribute (or are deemed to distribute) to our shareholders. We will be subject to U.S. federal income tax at the regular corporate rates on any income or capital gains not distributed (or deemed distributed) to our shareholders.
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
Available Information
We file with or submit to the SEC annual, quarterly and current periodic reports, proxy statements and other information meeting the informational requirements of the Exchange Act. This information is available free of charge by calling us collect at (215) 495-1150 or on our website at www.k-fit.com. Information contained on our website is not incorporated into this annual report on Form 10-K and shareholders should not consider such information to be part of this annual report on Form 10-K. Such information is also available from the EDGAR database on the SEC’s web site at www.sec.gov.

Item 1A.    Risk Factors.
Investing in our Common Shares involves a number of significant risks. The following information is a discussion of the material risk factors associated with an investment in our Common Shares specifically, as well as those factors generally associated with an investment in a company with investment objectives, investment policies, capital structure or markets similar to ours. In addition to the other information contained in this annual report on Form 10-K, shareholders should consider carefully the following information before making an investment in our Common Shares. The risks below are not the only risks we face. Additional risks and uncertainties not presently known to us or not presently deemed material by us may also impair our operations and performance. If any of the following events occur our business, financial condition and results of operations could be materially and adversely affected. In such cases, the NAV of our Common Shares could decline, and shareholders may lose all or part of their investment.
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
•     Although we have adopted a share repurchase program, we have discretion to not repurchase shares or to suspend the program.
•     We may experience fluctuations in our quarterly results.
•     Our investments in prospective portfolio companies may be risky, and we could lose all or part of our investment.
•We are subject to certain risks related to the Warehousing Transaction (as defined herein).
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
•     An investment in our Common Shares will have limited liquidity.

•     Investing in our shares involves a high degree of risk.
Risks Related to Our Business and Structure
We are a relatively new company and have a limited operating history.
The Company is an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a BDC and has a limited operating history. As a result, prospective investors have no significant track record or history on which to base their investment decision. We are subject to the business risks and uncertainties associated with recently formed businesses, including the risk that we will not achieve our investment objectives and the value of a shareholder’s investment could decline substantially or become worthless. While we believe that the past professional experiences of the Adviser’s investment team, including investment and financial experience of the Adviser’s senior management, will increase the likelihood that the Adviser will be able to manage the Company successfully, there can be no assurance that this will be the case.
Our Board of Trustees may change our operating policies and strategies without prior notice or shareholder approval, the effects of which may be adverse to our results of operations and financial condition.
Our Board of Trustees has the authority to modify or waive our current operating policies, investment criteria and strategies without prior notice and without shareholder approval. We cannot predict the effect any changes to our current operating policies, investment criteria and strategies would have on our business, NAV, operating results and value of our shares. However, the effects might be adverse, which could negatively impact our ability to pay shareholders distributions and cause shareholders to lose all or part of their investment. Moreover, we have significant flexibility in investing the net proceeds from our continuous offering and may use the net proceeds from our continuous offering in ways with which investors may not agree or for purposes other than those contemplated in this annual report on Form 10-K.
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
The Adviser is an investment adviser jointly operated by KKR Credit and by an affiliate of FS Investments. The 1940 Act and the Code impose numerous constraints on the operations of BDCs that do not apply to other investment vehicles. KKR Credit’s and FS Investments’ individual track records and achievements are not necessarily indicative of the future results they will achieve as a joint investment adviser to the Company. Accordingly, we can offer no assurance that we will replicate the historical performance of other investment companies with which KKR Credit and FS Investments have been affiliated, and we caution that our investment returns could be lower than the returns achieved by such other companies, including any other BDCs.
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
Although the price investors in the Private Offering pay for Common Shares will generally be based on the NAV per share as of the last calendar day of the applicable month, the most recent NAV per share of such Common Shares for the month in which an investor makes its investment decision may be significantly different. In addition, investors will not know the exact price of shares in any quarterly tender offer conducted by the Company until after the expiration of the applicable tender offer. In light of the foregoing, an investor may receive shares based on a NAV different than, or tender shares based on a NAV greater than, the NAV per share available publicly at the time the relevant investor submitted their purchase order or tendered their shares, as applicable.
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
The amount of any distributions we may make is uncertain. Our distributions may exceed our earnings, particularly during the period before we have substantially invested the net proceeds from our continuous offering of Common Shares. Therefore, portions of the distributions that we make may represent a return of capital to shareholders that will reduce shareholders’ tax basis in our shares and reduce the amount of funds we have for investment in targeted assets.
We may fund our cash distributions to holders of Common Shares or Preferred Shares from any sources of funds available to us, including offering proceeds, borrowings, net investment income from operations, capital gains proceeds from the sale of assets, non-capital gains proceeds from the sale of assets, dividends or other distributions paid to us on account of preferred and common equity investments in portfolio companies and fee and expense reimbursement waivers from the Adviser, if any. Our ability to pay distributions might be adversely affected by, among other things, the impact of one or more of the risk factors described in this annual report on Form 10-K. In addition, the inability to satisfy the asset coverage test applicable to us as a BDC may limit our ability to pay distributions. All distributions are and will be paid at the discretion of our Board of Trustees and will depend on our earnings, our financial condition, maintenance of our RIC status, compliance with applicable BDC regulations and such other factors as our Board of Trustees may deem relevant from time to time. We cannot assure shareholders that we will continue to pay distributions to our shareholders in the future. In the event that we encounter delays in locating suitable investment opportunities, we may pay all or a substantial portion of our distributions from the proceeds of our continuous offering of Common Shares or from borrowings or sources other than cash flow from operations in anticipation of future cash flow, which may constitute a return of shareholders’ capital. To the extent we make distributions to shareholders that include a return of capital, such portion of the distribution would constitute a return of shareholders’ investments, rather than a return of earnings or gains derived from our investment activities, that would reduce shareholders’ tax basis in our shares, which may result in increased tax liability to shareholders when they sell such shares.
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
Although we have adopted a discretionary share repurchase program, we have discretion to not repurchase shares or to suspend the program.
Our Board of Trustees may amend or suspend the share repurchase program at any time in its discretion. Shareholders may not be able to sell their shares on a timely basis in the event our Board of Trustees amends or suspends the share repurchase program, absent a liquidity event, and we currently do not intend to undertake a liquidity event, and we are not obligated by our organizational documents or otherwise to effect a liquidity event at any time. We will notify shareholders of such developments in our quarterly reports or other filings. If less than the full amount of Common Shares requested to be repurchased in any given repurchase offer are repurchased, funds will be allocated pro rata based on the total number of Common Shares being repurchased without regard to class. The share repurchase program has many limitations and should not be considered a guaranteed method to sell shares promptly or at a desired price.
The timing of our repurchase offers pursuant to our discretionary share repurchase program may be at a time that is disadvantageous to our shareholders.
In the event a shareholder chooses to participate in our discretionary share repurchase program, the shareholder will be required to provide us with notice of intent to participate prior to knowing what the NAV per share of the class of shares being repurchased will be on the repurchase date. Although a shareholder will have the ability to withdraw a repurchase request prior to the repurchase date, to the extent a shareholder seeks to sell shares to us as part of our periodic share repurchase program, the shareholder will be required to do so without knowledge of what the repurchase price of our shares will be on the repurchase date.
When we make repurchase offers pursuant to the share repurchase program, we may offer to repurchase Common Shares at a price that is lower than the price that a shareholder paid for the Common Shares. As a result, to the extent a shareholder has the ability to sell its Common Shares pursuant to our share repurchase program, the price at which a shareholder may sell Common Shares, which will be at a price equal to the NAV per share as of the last calendar day of the applicable quarter (subject to the Early Repurchase Deduction), may be lower than the amount a shareholder paid in connection with the purchase of Common Shares in the Private Offering.
The price at which we may repurchase Common Shares pursuant to our discretionary share repurchase program is determined in accordance with the Adviser’s valuation policy and, as a result, there may be uncertainty as to the value of our Common Shares.
Since our Common Shares are not publicly traded, and we do not intend to list our Common Shares on a national securities exchange, the fair value of our Common Shares may not be readily determinable. Any repurchase of Common Shares pursuant to our discretionary share repurchase program will be at a price equal to the NAV per share as of the last calendar day of the applicable quarter, except that Common Shares that have not been outstanding for at least one year may be repurchased at 98% of such NAV. Inputs into the determination of fair value of our Common Shares require significant management judgment or estimation.

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
A significant volume of repurchase requests in a given period may in the future cause requests to exceed the planned 5% quarterly limit under our discretionary share repurchase program, resulting in less than the full amount of repurchase requests being satisfied in such period. In addition, certain significant shareholders may be subject to a form of lock-up agreement with respect to their Common Shares or otherwise choose to not participate in our quarterly tender offers until a future date, at which time such shareholder’s participation in any particular quarterly tender offer may result in a material reduction in the amount of repurchase requests from other shareholders being satisfied in such quarterly tender offer.
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

Increasing scrutiny from stakeholders and regulators with respect to sustainability matters may impose additional costs and expose us to additional risks.
The Adviser will assess sustainability-related risks on an investment-by-investment basis. The likely impacts of sustainability-related risks on the returns of the Company will depend on the Company’s exposure to investments that are vulnerable to sustainability-related risks and the magnitude of the sustainability-related risks. The nature and scope of the Adviser’s sustainability-related diligence, if any, will vary depending on the investment opportunity but may include a review of, among other things, environmental management, social management, sponsor reputation, financial controls, committed management, organizational structure and litigation issues. The negative impacts of sustainability-related risks on the Company may be mitigated by the Adviser’s approach to integrating sustainability-related risks in its investment decision-making. However, there is no guarantee that these measures will mitigate or prevent sustainability-related risks from materializing in respect of the Company.
The likely impact on the returns of the Company from an actual or potential significant decline in the value of an investment due to a sustainability-related event or condition will vary and depend on several factors including, but not limited to, the type, extent, complexity and duration of the event or condition, prevailing market conditions and the existence of any mitigating factors.
The sustainability information used to evaluate sustainability-related risks may be provided by third-party sources and is based on backward-looking analysis. The subjective nature of non-financial sustainability criteria means a wide variety of outcomes are possible. The data may not adequately address significant sustainability factors. The risk analysis is also dependent on companies disclosing relevant data and the availability of this data can be limited. Selecting and evaluating sustainability factors is subjective by nature, and there is no guarantee that the criteria utilized or judgment exercised by our Adviser or a third-party sustainability specialist (if any) will reflect the beliefs, values, internal policies or preferred practices of any particular investor or align with the beliefs or values or preferred practices of other asset managers or with market trends. Further, sustainability considerations are continuously evolving, including from an assessment, regulatory and compliance standpoint, and our Adviser may not accurately or fully anticipate such evolution.
Although we view our sustainable investing approach as a tool for value creation and value protection, different stakeholder groups have divergent views on the merits of integrating sustainability considerations into the investment process. Increasing governmental, investor and societal attention to sustainability-related matters, including expanding mandatory and voluntary reporting, diligence, and disclosure on topics such as climate change, human capital, labor and risk oversight, could expand the nature, scope, and complexity of matters that we are required to control, assess and report. These factors may alter the environment in which we do business and may increase the ongoing costs of compliance and adversely impact our results of operations and cash flows. If we are unable to adequately address such sustainability-related matters or we fail or are perceived to fail to comply with all laws, regulations, policies and related interpretations, it could negatively impact our reputation and our business results.
Certain ERISA-Related Risks
Investment in our Common Shares is open to employee benefit plans and other plans that are subject to ERISA and Section 4975 of the Code. We intend to conduct our affairs so that our assets should not be deemed to constitute “plan assets” under ERISA and the Plan Assets Regulation. In this regard, under the Plan Assets Regulation, we believe that, and will proceed on the basis that, all classes of our equity securities are considered “publicly offered securities’ within the meaning of the Plan Assets Regulation, such that our assets should not be deemed to constitute “plan assets” under the Plan Assets Regulation.
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
We may not be able to consummate or realize the anticipated benefits from the Warehousing Transaction (as defined below). Under the Warehousing Transaction, we have agreed to purchase assets from the Financing Provider (as defined below) at prices based on cost plus adjustments, fees or other amounts designed to compensate the Financing Provider for holding the assets before we purchase them from the Financing Provider. As a result, we will pay additional costs in connection with acquiring assets through the Warehousing Transaction compared to purchasing them directly.
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
Investments in the securities of private investment funds may also involve duplication of advisory fees and certain other expenses. By investing in private investment funds indirectly through us, shareholders bear a pro rata portion of our advisory fees and other expenses, and also indirectly bear a pro rata portion of the advisory fees, performance-based allocations and other expenses borne by us as an investor in the private investment funds. In addition, the purchase of the shares of some private investment funds requires the payment of sales loads and (in the case of closed-end investment companies) sometimes substantial premiums above the value of such investment companies’ portfolio securities.
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
We do not control, and do not expect to control, most of our portfolio companies, even though we may have board representation or board observation rights, and our debt agreements with such portfolio companies may contain certain restrictive covenants. As a result, we are subject to the risk that a portfolio company in which we invest may make business decisions with which we disagree and the management of such company, as representatives of the holders of the company’s common equity, may take risks or otherwise act in ways that do not serve our interests as debt investors. Due to the lack of liquidity for our investments in non-traded companies, we may not be able to dispose of our interests in our portfolio companies as readily as we would like or at an appropriate valuation. As a result, a portfolio company may make decisions that could decrease the value of our portfolio holdings.
Declines in market values or fair market values of our investments could result in significant net unrealized depreciation of our portfolio, which in turn would reduce our net asset value.
Under the 1940 Act, we are required to carry our investments at market value or, if no market value is ascertainable, at fair value as determined pursuant to policies adopted by the Adviser and subject to the oversight of our Board of Trustees. While most of our investments are not and will not be publicly traded, applicable accounting standards require us to assume as part of our valuation process that our investments are sold in a principal market to market participants (even if we plan on holding an investment through its maturity) and impairments of the market values or fair market values of our investments, even if unrealized, must be reflected in our financial statements for the applicable period as unrealized depreciation, which could result in a significant reduction to our NAV for a given period.
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
Our investment portfolio primarily consists of senior secured debt with maturities typically ranging from three to seven years. The longer the duration of these securities, generally, the more susceptible they are to changes in market interest rates. As market interest rates increase, those securities with a lower yield-at-cost can experience a mark-to-market unrealized loss. An impairment of the fair market value of our investments, even if unrealized, must be reflected in our financial statements for the applicable period and may therefore have a material adverse effect on our results of operations for that period. A reduction in interest rates may result in both lower interest rates on new investments and higher repayments on current investments with higher interest rates, which may have an adverse impact on our net investment income and results of operations.
Because we incur indebtedness to make investments, our net investment income is dependent, in part, upon the difference between the rate at which we borrow funds or pay interest on any debt securities, or pay distributions on Preferred Shares, and the rate at which we invest these funds. Any increases in interest rates will make it more expensive to use debt to finance our investments and to refinance any financing arrangements. In addition, certain of our financing arrangements provide for adjustments in the loan interest rate along with changes in market interest rates. Therefore, in periods of rising interest rates, our cost of funds will increase, which could materially reduce our net investment income. Any reduction in the level of interest rates on new investments relative to interest rates on our current investments could also adversely impact our net investment income.
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
There have been significant changes to United States trade policies, treaties and tariffs, and in the future there may be additional significant changes. These and any future developments, and continued uncertainty surrounding trade policies, treaties and tariffs, may have a material adverse effect on global economic conditions, inflation and the stability of global financial markets, and may significantly reduce global trade and, in particular, trade between the impacted nations and the United States. Any of these factors could depress economic activity and restrict our portfolio companies’ access to suppliers or customers, increase their supply-chain costs and expenses and could have material adverse effects on our business, financial condition and results of operations.
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
We invest primarily in privately held companies. Investments in private companies pose significantly greater risks than investments in public companies. First, private companies have reduced access to the capital markets, resulting in diminished capital resources and the ability to withstand financial distress. Second, the depth and breadth of experience of management in private companies tends to be less than that at public companies, which makes such companies more likely to depend on the management talents and efforts of a smaller group of persons and/or persons with less depth and breadth of experience. Therefore, the decisions made by such management teams and/or the death, disability, resignation or termination of one or more of these persons could have a material adverse impact on our investments and, in turn, on us. Third, the investments themselves tend to be less liquid. As such, we may have difficulty exiting an investment promptly or at a desired price prior to maturity or outside of a normal amortization schedule. As a result, the relative lack of liquidity and the potential diminished capital resources of our target portfolio companies may affect our investment returns. Fourth, limited public information generally exists about private companies. Fifth, these companies may not have third-party debt ratings or audited financial statements. We must therefore rely on the ability of the Adviser to obtain adequate information through due diligence to evaluate the creditworthiness and potential returns from investing in these companies. The Adviser would typically assess an investment in a portfolio company based on the Adviser’s estimate of the portfolio company’s earnings and enterprise value, among other things, and these estimates may be based on limited information and may otherwise be inaccurate, causing the Adviser to make different investment decisions than it may have made with more complete information. These private companies and their financial information will not be subject to the Sarbanes-Oxley Act and other rules that govern public companies. If we are unable to uncover all material information about these companies, we may not make a fully informed investment decision, and we may lose money on our investments.
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
We have invested and intend to continue to invest in certain companies whose securities are not publicly traded or actively traded on the secondary market and are, instead, traded on a privately negotiated OTC secondary market for institutional investors and whose securities are subject to legal and other restrictions on resale or are otherwise less liquid than publicly traded securities. The illiquidity of certain of our investments may make it difficult for us to sell these investments when desired. In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we had previously recorded these investments. The reduced liquidity of our investments may make it difficult for us to dispose of them at a favorable price, and, as a result, we may suffer losses.

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
We have invested in original issue discount or payment-in-kind, or PIK, instruments and intend to continue to do so. To the extent that we invest in original issue discount or PIK instruments and the accretion of original issue discount or PIK interest income constitutes a portion of our income, we will be exposed to risks associated with the requirement to include such non-cash income in taxable and accounting income prior to receipt of cash, including the following:
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
We have entered and may enter into additional repurchase agreements or reverse repurchase agreements.
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
Subject to our investment objectives and policies, we invest in repurchase agreements as a seller, also known as a “reverse repurchase agreement.” The Company’s use of reverse repurchase agreements involves many of the same risks involved in the Company’s use of leverage, as the proceeds from reverse repurchase agreements generally will be invested in additional securities. There is a risk that the market value of the securities acquired in the reverse repurchase agreement may decline below the price of the securities that the Company has sold but remains obligated to repurchase. If the buyer of securities under a reverse repurchase agreement were to file for bankruptcy or experiences insolvency, the Company may be adversely affected. Also, in entering into reverse repurchase agreements, the Company would bear the risk of loss to the extent that the proceeds of the reverse repurchase agreement are less than the value of the underlying securities. In addition, due to the interest costs associated with reverse repurchase agreements transactions, the Company’s NAV will decline, and, in some cases, the Company may be worse off than if it had not used such instruments.
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
We have in the past invested in foreign currency forward contracts to hedge against foreign currency risks and may in the future seek to hedge against interest rate and continue to seek to hedge against currency exchange rate fluctuations and credit risk by using financial instruments such as futures, options, swaps and forward contracts, subject to the requirements of the 1940 Act. These financial instruments may be purchased on exchanges or may be individually negotiated and traded in over-the-counter markets. Use of such financial instruments for hedging purposes may present significant risks, including the risk of loss of the amounts invested. Defaults by the other party to a hedging transaction can result in losses in the hedging transaction. Hedging activities also involve the risk of an imperfect correlation between the hedging instrument and the asset being hedged, which could result in losses both on the hedging transaction and on the instrument being hedged. Use of hedging activities may not prevent significant losses and could increase our losses. Further, hedging transactions may reduce cash available to pay distributions to our shareholders.
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
The Adviser and its affiliates receive substantial fees from us in return for their services, and these fees could influence the advice provided to us. We pay to the Adviser an Incentive Fee that is based on the performance of our portfolio and an annual base management fee that is based on the average monthly value of our net assets. Because the Incentive Fee is based on the performance of our portfolio, the Adviser may be incentivized to make investments on our behalf that are riskier or more speculative than would be the case in the absence of such compensation arrangement. The way in which the Incentive Fee is determined may also encourage the Adviser to use leverage to increase the return on our investments. In addition, because the base management fee is based upon the average monthly value of our net assets, the Adviser may be incentivized to recommend the use of leverage or the issuance of additional equity to make additional investments and increase the average monthly value of our net assets. Under certain circumstances, the use of leverage may increase the likelihood of default, which could disfavor holders of the Common Shares. Our compensation arrangements could therefore result in our making riskier or more speculative investments, or relying more on leverage to make investments, than would otherwise be the case. This could result in higher investment losses, particularly during cyclical economic downturns. See “Item 13. – Certain Relationships and Related Transactions, and Trustee Independence.”
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
We rely, in part, on the Adviser to assist with identifying investment opportunities and making investment recommendations to the Company. The Adviser and its affiliates are not restricted from forming additional investment funds, entering into other investment advisory relationships or engaging in other business activities. These activities could be viewed as creating a conflict of interest in that the time and effort of the members of the Adviser, its affiliates and their officers and employees may not be devoted exclusively to our business, but may be allocated between us and such other business activities of the Adviser and its affiliates in a manner that the Adviser deems necessary and appropriate. See “Item 13. – Certain Relationships and Related Transactions, and Trustee Independence.”
The time and resources that individuals employed by the Adviser devote to us may be diverted and we may face additional competition due to the fact that individuals employed by the Adviser are not prohibited from raising money for or managing other entities that make the same types of investments that we target.
Neither the Adviser, nor persons providing services to us on behalf of the Adviser, are prohibited from raising capital for and managing other investment entities that make the same types of investments as those we target. As a result, the time and resources that these individuals may devote to us may be diverted. In addition, we may compete with any such investment entity for the same investors and investment opportunities. We may participate in certain transactions originated by the Adviser or its affiliates under the Co-Investment Exemptive Order, which will permit us, subject to the satisfaction of certain conditions, to co-invest in certain privately negotiated investment transactions, including investments originated and directly negotiated by the Adviser or KKR Credit, with our co-investment affiliates. To the extent the Company makes co-investments with investment accounts managed by the Adviser or its affiliates, these co-investment opportunities may give rise to conflicts of interest or perceived conflicts of interest among the Company and the other participating accounts. In addition, conflicts of interest or perceived conflicts of interest may also arise in determining which investment opportunities should be presented to the Company and other participating accounts. While the terms of the Co-Investment Exemptive Order require that the Adviser will be given the opportunity to cause us to participate in certain transactions originated by affiliates of the Adviser, the Adviser may determine that we not participate in those transactions and for certain other transactions (as set forth in guidelines approved by the Board of Trustees) the Adviser may not have the opportunity to cause us to participate. See “Item 13. – Certain Relationships and Related Transactions, and Trustee Independence.”

Our shares may be purchased by the Adviser or its affiliates.
The Adviser and its affiliates have purchased and expect to purchase our shares. The Adviser and its affiliates will not acquire any shares with the intention to resell or re-distribute such shares. The purchase of shares by the Adviser and its affiliates could create certain risks, including, but not limited to, the following:
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
The Adviser is paid a base management fee calculated as a percentage of our net assets and unrelated to net income or any other performance base or measure. The Placement Agents, which are affiliates of the Adviser, may be incentivized to raise more proceeds in the Private Offering to increase our net assets, even if it would be difficult for us to efficiently deploy additional capital, which in turn would increase the base management fee payable to the Adviser. See “Item 13. – Certain Relationships and Related Transactions, and Trustee Independence.”
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
We have elected to be regulated as a BDC under the 1940 Act. If we do not remain a BDC, we might be regulated as a closed-end investment company under the 1940 Act, which would subject us to substantially more regulatory restrictions under the 1940 Act and correspondingly decrease our operating flexibility.
We are uncertain of our future sources for funding our future capital needs and if we cannot obtain debt or equity financing on acceptable terms, or at all, our ability to acquire investments and to expand our operations will be adversely affected.
We intend to use the net proceeds from the Private Offering to (1) make investments in accordance with our investment strategy and policies, (2) reduce borrowings and repay indebtedness incurred under various financing agreements we may enter into, (3) fund repurchases under our discretionary share repurchase program, and (4) for general corporate purposes, including paying operating expenses and other various fees and expenses such as base management fees and incentive fees. Any working capital reserves we maintain may not be sufficient for investment purposes, and we may require debt or additional equity financing in the future to operate. We may also need to access the capital markets to refinance debt obligations to the extent maturing obligations are not repaid with cash flows from operations. In order to maintain RIC tax treatment, we must make distributions to our shareholders each tax year on a timely basis generally of an amount at least equal to 90% of our investment company taxable income, determined without regard to any deduction for distributions paid, and the amounts of such distributions are therefore not available to fund investment originations or to repay maturing debt. In addition, with certain limited exceptions, we are only allowed to borrow amounts or issue debt securities or preferred stock, which we refer to collectively as “senior securities,” such that our asset coverage, as calculated pursuant to the 1940 Act, equals at least 150% immediately after such borrowing, which, in certain circumstances, may restrict our ability to borrow or issue debt securities or preferred stock. In the event that we develop a need for additional capital in the future for investments or for any other reason, and we cannot obtain debt or equity financing on acceptable terms, or at all, our ability to acquire investments and to expand our operations will be adversely affected. As a result, we would be less able to allocate our portfolio among various issuers and industries and achieve our investment objectives, which may negatively impact our results of operations and reduce our ability to make distributions to our shareholders.
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
As a result of the annual distribution requirement to qualify as a RIC, we may need to periodically access the capital markets to raise cash to fund new investments. We may issue “senior securities,” as defined under the 1940 Act, including issuing additional series of Preferred Shares, borrowing money from banks or other financial institutions or issuing debt securities only in amounts such that our asset coverage meets the threshold set forth in the 1940 Act immediately after each such issuance. Under the provisions of the 1940 Act, we are currently permitted to issue “senior securities” only in amounts such that our asset coverage, as defined in the 1940 Act, equals at least 150% after each issuance of senior securities. For purposes of the 1940 Act, “asset coverage” means the ratio of (1) the total assets of a BDC, less all liabilities and indebtedness not represented by senior securities, to (2) the aggregate amount of senior securities representing indebtedness (plus, in the case of senior securities represented by preferred stock, the aggregate involuntary liquidation preference of such BDC’s preferred stock). Our ability to issue different types of securities is also limited. Under the 1940 Act, any Preferred Shares we issue will constitute a “senior security” for purposes of the 150% asset coverage test. Compliance with these requirements may unfavorably limit our investment opportunities and reduce our ability in comparison to other companies to profit from favorable spreads between the rates at which we can borrow and the rates at which we can lend. As a BDC, therefore, we intend to continuously issue equity at a rate more frequent than our privately-owned competitors, which may lead to greater shareholder dilution.
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
In the absence of an event of default, no person or entity from which we borrow money has a veto right or voting power over our ability to set policy, make investment decisions or adopt investment strategies. Any Preferred Shares that we may issue would be another form of leverage and rank “senior” to our Common Shares in our capital structure. Preferred shareholders would have separate voting rights on certain matters and might have other rights, preferences or privileges more favorable than those of holders of our Common Shares, and the issuance of Preferred Shares could have the effect of delaying, deferring or preventing a transaction or a change of control that might involve a premium price for holders of our Common Shares or otherwise be in the best interest of holders of our Common Shares. Holders of our Common Shares will directly or indirectly bear all of the costs associated with offering and servicing any Preferred Shares that we issue. In addition, any interests of preferred shareholders may not necessarily align with the interests of holders of our Common Shares and the rights of holders of shares of Preferred Shares to receive distributions would be senior to those of holders of shares of Common Shares. We do not anticipate issuing any additional series of Preferred Shares in the next 12 months.
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
We are prohibited under the 1940 Act from participating in certain transactions with certain of our affiliates without the prior approval of a majority of our Trustees who are not interested persons. Any person that owns, directly or indirectly, 5% or more of our outstanding voting securities is our affiliate for purposes of the 1940 Act, and we are generally prohibited from buying or selling any securities from or to such affiliate, absent the prior approval of our Board of Trustees. The 1940 Act also prohibits certain “joint” transactions with certain of our affiliates, which could include investments in the same portfolio company (whether at the same or different times), without prior approval of a majority of our Trustees who are not interested persons. The Co-Investment Exemptive Order from the SEC permits us, subject to the satisfaction of certain conditions, to co-invest in certain privately negotiated investment transactions, including investments originated and directly negotiated by the Adviser or KKR Credit, with our co-investment affiliates. If a person acquires more than 25% of our voting securities, we will be prohibited from buying or selling any security from or to such person or certain of that person’s affiliates, or entering into prohibited joint transactions with such persons to the extent not covered by the exemptive relief, absent the prior approval of the SEC. Similar restrictions limit our ability to transact business with our officers or Trustees or their respective affiliates. As a result of these restrictions, we may be prohibited from buying or selling any security from or to any portfolio company of a fund managed by the Adviser without the prior approval of the SEC, which may limit the scope of investment opportunities that would otherwise be available to us.
We are a non-diversified investment company within the meaning of the 1940 Act, and therefore we are not limited with respect to the proportion of our assets that may be invested in securities of a single issuer.
We are classified as a non-diversified investment company within the meaning of the 1940 Act, which means that we are not limited by the 1940 Act with respect to the proportion of our assets that we may invest in securities of a single issuer. Under the 1940 Act, a “diversified” investment company is required to invest at least 75% of the value of its total assets in cash and cash items, government securities, securities of other investment companies and other securities limited in respect of any one issuer to an amount not greater than 5% of the value of the total assets of such company and no more than 10% of the outstanding voting securities of such issuer. As a non-diversified investment company, we are not subject to this requirement. To the extent that we assume large positions in the securities of a small number of issuers, or within a particular industry, our NAV may fluctuate to a greater extent than that of a diversified investment company as a result of changes in the financial condition or the market’s assessment of the issuer. We may also be more susceptible to any single economic or regulatory occurrence than a diversified investment company or to a general downturn in the economy. However, we are subject to the diversification requirements applicable to RICs under Subchapter M of the Code.
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
Illustration. The following table illustrates the effect of leverage on returns from an investment in our Common Shares assuming various annual returns, net of expenses. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing below. The calculation assumes (i) $1,269.1 thousand in total assets, (ii) a weighted average cost of funds of 6.88%, (iii) $400.0 thousand in debt outstanding and (iv) $829.2 thousand in shareholders’ equity. In order to compute the “Corresponding return to shareholders,” the “Assumed Return on Our Portfolio (net of expenses)” is multiplied by the assumed total assets to obtain an assumed return to us. From this amount, the interest expense is calculated by multiplying the assumed weighted average cost of funds times the assumed debt outstanding, and the product is subtracted from the assumed return to us in order to determine the return available to shareholders. The return available to shareholders is then divided by our shareholders’ equity to determine the “Corresponding return to shareholders.” Actual interest payments may be different.

Assumed Return on Our Portfolio (net of expenses)	(10)%	(5)%	—%	5%	10%
Corresponding return to shareholders	(18.62)%	(10.97)%	(3.32)%	4.33%	11.99%
Similarly, assuming (i) $1,269.1 thousand in total assets, (ii) a weighted average cost of funds of 6.88% and (iii) $400.0 thousand in debt outstanding, our assets would need to yield an annual return (net of expenses) of approximately 2.17% in order to cover the annual interest payments on our outstanding debt.
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
As a BDC, we generally are required to meet a coverage ratio of total assets to total borrowings and other senior securities, which include all of our borrowings and any Preferred Shares that we may issue in the future, of at least 150%. If this ratio were to fall below 150%, we could not incur additional debt and could be required to sell a portion of our investments to repay some debt when it is disadvantageous to do so. This could have a material adverse effect on our operations and investment activities. Moreover, our ability to make distributions to shareholders may be significantly restricted or we may not be able to make any such distributions whatsoever. The amount of leverage that we employ is subject to oversight by our Board of Trustees, a majority of whom are Independent Trustees with no material interests in such transactions.
We have also entered, and may continue to enter, into reverse repurchase agreements. Transactions under such agreements constitute leverage. When the Company enters into a reverse repurchase agreement, any fluctuations in the market value of either the securities transferred to another party or the securities in which the proceeds may be invested would affect the market value of the Company’s assets. As a result, the use of such leverage transactions may increase fluctuations in the market value of the Company’s assets compared to what would occur without the use of such transactions. Because reverse repurchase agreements may be considered to be the practical equivalent of borrowing funds, they constitute a form of leverage. If the Company reinvests the proceeds of a reverse repurchase agreement at a rate lower than the cost of the agreement, transacting under such agreement will lower the Company’s yield.

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
A credit facility may be backed by all or a portion of our loans and securities on which the lenders will have a security interest. We or any of our special purpose vehicle subsidiaries may pledge up to 100% of our or their assets and may grant a security interest in all of our or their assets under the terms of any debt instrument we enter into with lenders. Any security interests we grant are set forth in a pledge and security agreement and evidenced by the filing of financing statements by the agent for the lenders. In addition, we expect that the custodian for our securities serving as collateral for such loan would include in its electronic systems notices indicating the existence of such security interests and, following notice of occurrence of an event of default, if any, and during its continuance, will only accept transfer instructions with respect to any such securities from the lender or its designee. If we were to default under the terms of any debt instrument, the agent for the applicable lenders would be able to assume control of the timing of disposition of any or all of our assets securing such debt, which would have a material adverse effect on our business, financial condition, results of operations and cash flows. In connection with one or more credit facilities entered into by the Company, distributions to shareholders may be subordinated to payments required in connection with any indebtedness contemplated thereby.
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
We may use derivative instruments including, in particular, swaps and other similar transactions, in seeking to achieve our investment objective or for other reasons, such as cash management, financing activities or to hedge our positions. Accordingly, these derivatives may be used in limited instances as a form of leverage or to seek to enhance returns, including speculation on changes in credit spreads, interest rates or other characteristics of the market, individual securities or groups of securities. If we invest in a derivative for speculative purposes, we will be fully exposed to the risks of loss of that derivative, which may sometimes be greater than the derivative’s cost. The use of derivatives may involve substantial leverage. The use of derivatives may subject us to various risks, including counterparty risk, currency risk, leverage risk, liquidity risk, correlation risk, index risk and regulatory risk.
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
Rule 18f-4 under the 1940 Act, or the Derivatives Rule, provides a comprehensive framework for the use of derivatives by BDCs. The Derivatives Rule permits BDCs, subject to various conditions described below, to enter into derivatives transactions and certain other transactions notwithstanding the restrictions on the issuance of “senior securities” under Section 18 of the 1940 Act. The Derivatives Rule also permits us to enter into reverse repurchase agreements or similar financing transactions notwithstanding the senior security provisions of the 1940 Act if we aggregate the amount of indebtedness associated with our reverse repurchase agreements or similar financing transactions with the aggregate amount of any other senior securities representing indebtedness when calculating our asset coverage ratios as discussed above. In addition, we are permitted to invest in a security on a when-issued or forward-settling basis, or with a non-standard settlement cycle, and the transaction will be deemed not to involve a senior security under the 1940 Act, provided that (i) we intend to physically settle the transaction and (ii) the transaction will settle within 35 days of its trade date, or the Delayed-Settlement Securities Provision. We may otherwise engage in such transactions that do not meet the conditions of the Delayed-Settlement Securities Provision so long as we treat any such transaction as a “derivatives transaction” for purposes of compliance with the Derivatives Rule. Furthermore, we are permitted to enter into an unfunded commitment agreement, and such unfunded commitment agreement will not be subject to the asset coverage requirements under the 1940 Act, if we reasonably believe, at the time we enter into such agreement, that we will have sufficient cash and cash equivalents to meet our obligations with respect to all such agreements as they come due.
BDCs that do not qualify as “limited derivatives users” as defined below, are required by the Derivatives Rule to, among other things, (i) adopt and implement a derivatives risk management program, or DRMP, and new testing requirements; (ii) comply with a relative or absolute limit on fund leverage risk calculated based on value-at-risk, or VaR; and (iii) comply with new requirements related to board and SEC reporting. The DRMP is administered by a “derivatives risk manager,” who is appointed by the Board and periodically reviews the DRMP and reports to the Board. We have implemented a derivatives risk management program because we expect that we will initially not qualify as a “limited derivatives user” (defined below).
The Derivatives Rule provides an exception from the DRMP, VaR limit and certain other requirements for a BDC that limits its “derivatives exposure” to no more than 10% of its net assets (as calculated in accordance with the Derivatives Rule) (a “limited derivatives user”), provided that the BDC establishes appropriate policies and procedures reasonably designed to manage derivatives risks, including the risk of exceeding the 10% “derivatives exposure” threshold.
The requirements of the Derivatives Rule may limit our ability to engage in derivatives transactions as part of our investment strategies. These requirements may also increase the cost of our investments and cost of doing business, which could adversely affect the value of our investments and/or our performance. The rule also may not be effective to limit our risk of loss. In particular, measurements of VaR rely on historical data and may not accurately measure the degree of risk reflected in our derivatives or other investments. There may be additional regulation of the use of derivatives transactions by BDCs, which could significantly affect our use. The ultimate impact of the regulations remains unclear. Additional regulation of derivatives transactions may make them more costly, limit their availability or utility, otherwise adversely affect their performance or disrupt markets.
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
To maintain RIC tax treatment under Subchapter M of the Code, we must, among other things, meet annual distribution, income source and asset diversification requirements. If we do not maintain RIC tax treatment for any reason and are subject to corporate income tax, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distribution and the amount of our distributions.
We must satisfy these tests on an ongoing basis in order to maintain RIC tax treatment, and may be required to make distributions to shareholders at times when it would be more advantageous to invest cash in our existing or other investments, or when we do not have funds readily available for distribution. Compliance with the RIC tax requirements may hinder our ability to operate solely on the basis of maximizing profits and the value of our shareholders’ investments. Also, the rules applicable to our qualification as a RIC are complex, with many areas of uncertainty. If we fail to qualify for or maintain RIC tax treatment for any reason and are subject to corporate income tax, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distribution and the amount of our distributions. Such a failure may have a material adverse effect on us and on any investment in us. The Code provides certain forms of relief from RIC disqualification due to failures of income source and asset diversification requirements, although there may be additional taxes due in such cases. We cannot assure shareholders that we would qualify for any such relief should we fail either the income source or asset diversification requirements.
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
While we expect to be treated as a “publicly offered regulated investment company” as a result of our Common Shares being held by at least 500 persons at all times during a taxable year, no certainty can be provided that we will be so treated for each taxable year. If we are not so treated, each U.S. shareholder that is an individual, trust or estate will be treated as having received a dividend for U.S. federal income tax purposes from us in the amount of such U.S. shareholder’s allocable share of the management and incentive fees paid to our investment adviser and certain of our other expenses for the calendar year, and these fees and expenses will be treated as miscellaneous itemized deductions of such U.S. shareholder. For taxable years beginning before 2026, miscellaneous itemized deductions generally are not deductible by a U.S. shareholder that is an individual, trust or estate. For taxable years beginning in 2026 or later, miscellaneous itemized deductions generally are deductible by a U.S. shareholder that is an individual, trust or estate only to the extent that the aggregate of such U.S. shareholder’s miscellaneous itemized deductions exceeds 2% of such U.S. shareholder’s adjusted gross income for U.S. federal income tax purposes, are not deductible for purposes of the alternative minimum tax and are subject to the overall limitation on itemized deductions under Section 68 of the Code.

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
Risks Related to an Investment in the Common Shares
If we are unable to raise substantial funds, then we will be more limited in the number and type of investments we may make, our expenses may be higher relative to our total assets, and the value of shareholders’ investment in us may be reduced in the event our assets under-perform.
Our continuous offering is being made on a “best efforts” basis, whereby the Placement Agents and broker-dealers participating in the offering are only required to use their best efforts to sell our Common Shares and have no firm commitment or obligation to purchase any of the Common Shares. As a result, the amounts that we raise may not be sufficient for us to purchase a broad portfolio of investments. To the extent that less than the maximum number of Common Shares is subscribed for, the opportunity for us to purchase a broad portfolio of investments may be decreased and the returns achieved on those investments may be reduced as a result of allocating all of our expenses among a smaller capital base. If we are unable to raise substantial funds, we may not achieve certain economies of scale and our expenses may represent a larger proportion of our total assets.
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
In the event we are unable to find suitable investments such cash may be maintained for longer periods which would be dilutive to overall investment returns. This could cause a substantial delay in the time it takes for shareholders’ investment to realize its full potential return and could adversely affect our ability to pay regular distributions of cash flow from operations to shareholders. It is not anticipated that the temporary investment of such cash into money market accounts or other similar temporary investments pending deployment into investments will generate significant interest, and investors should understand that such low interest payments on the temporarily invested cash may adversely affect overall returns. In the event we fail to timely invest the net proceeds of sales of our Common Shares or do not deploy sufficient capital to meet our targeted leverage, our results of operations and financial condition may be adversely affected.
We may have difficulty sourcing investment opportunities.
We cannot assure investors that we will be able to locate a sufficient number of suitable investment opportunities to allow us to deploy all investments successfully. In addition, privately negotiated investments in loans and illiquid securities of private companies require substantial due diligence and structuring, and we cannot assure investors that we will achieve our anticipated investment pace. As a result, investors will be unable to evaluate any future portfolio company investments prior to purchasing our shares. Additionally, our Adviser will select our investments, and our shareholders will have no input with respect to such investment decisions. These factors increase the uncertainty, and thus the risk, of investing in our shares. To the extent we are unable to deploy all investments, our investment income and, in turn, our results of operations, will likely be materially adversely affected.
We may have difficulty paying distributions and the tax character of any distributions is uncertain.
We generally intend to distribute substantially all of our available earnings annually by paying distributions on a monthly basis, as determined by the Board of Trustees in its discretion. We cannot assure investors that we will achieve investment results that will allow us to make a specified level of cash distributions (particularly during the early stages of our operations) or year-to-year increases in cash distributions. Our ability to pay distributions might be adversely affected by the impact of one or more of the risk factors described in this annual report on Form 10-K. Due to the asset coverage test applicable to us as a BDC under the 1940 Act, we may be limited in our ability to make distributions. In addition, to the extent that we have entered into a credit facility or any other borrowing facility, for so long as such facility is outstanding, we anticipate that we may be required by its terms to use all payments of interest and principal that we receive from our current investments as well as any proceeds received from the sale of our current investments to repay amounts outstanding thereunder, which could adversely affect our ability to make distributions.
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
An investment in our Common Shares has and will have limited liquidity.
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
There are restrictions on the ability of holders of our Common Shares to transfer shares, including restrictions typically associated with a private offering of securities under Regulation D and other exemptions from registration under the Securities Act, and these restrictions could limit the liquidity of an investment our Common Shares and the price at which holders may be able to sell the shares.
We are relying on an exemption from registration under the Securities Act and state securities laws in offering our Common Shares. As such, absent an effective registration statement covering our Common Shares, such shares may be resold only in transactions that are exempt from the registration requirements of the Securities Act and in accordance with the terms of the applicable Subscription Agreement. Our Common Shares have limited transferability which could delay, defer or prevent a transaction or a change of control of the Company that might involve a premium price for our securities or otherwise be in the best interest of our shareholders.
Certain investors are and will be subject to Exchange Act filing requirements.
Because our Common Shares are registered under the Exchange Act, ownership information for any person who beneficially owns 5% or more of our Common Shares has to be disclosed in a Schedule 13D or Schedule 13G or other filings with the SEC. Beneficial ownership for these purposes is determined in accordance with the rules of the SEC, and includes having voting or investment power over the securities. In some circumstances, our shareholders who choose to reinvest their dividends may see their percentage stake in the Company increased to more than 5%, thus triggering this filing requirement. Each shareholder is responsible for determining their filing obligations and preparing the filings. In addition, our shareholders who hold more than 10% of a class of our shares may be subject to reporting under Section 16(a) of the Exchange Act and to Section 16(b) of the Exchange Act, which recaptures for the benefit of the Company profits from the purchase and sale of registered stock (and securities convertible or exchangeable into such registered stock) within a six-month period.
Shareholders may experience dilution.
All distributions declared in cash payable to holders of Common Shares that are participants in our distribution reinvestment plan are generally automatically reinvested in our Common Shares. As a result, shareholders that do not participate in our distribution reinvestment plan may experience dilution over time.
Holders of our Common Shares will not have preemptive rights to any shares we issue in the future. Our Declaration of Trust allows us to issue an unlimited number of Common Shares. After a shareholder purchases Common Shares, our Board of Trustees may elect, without shareholder approval, to: (1) sell additional shares in the Private Offering or future public or private offerings; (2) issue Common Shares or interests in any of our subsidiaries in private offerings; (3) issue Common Shares upon the exercise of the options we may grant to our independent trustees or future employees; or (4) subject to applicable law, issue Common Shares in payment of an outstanding obligation to pay fees for services rendered to us. To the extent we issue additional Common Shares after a shareholder purchases in the Private Offering, such shareholder’s percentage ownership interest in us will be diluted. Because of these and other reasons, our shareholders may experience substantial dilution in their percentage ownership of our shares or their interests in the underlying assets held by our subsidiaries.
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
General Risk Factors
Capital markets may experience periods of disruption and instability. Such market conditions may materially and adversely affect the debt and equity capital markets, which may have a negative impact on our business and operations.
From time to time, capital markets may experience periods of disruption and instability. Such disruptions may result in, amongst other things, write-offs, the re-pricing of credit risk, the failure of financial institutions or worsening general economic conditions, any of which could materially and adversely impact the broader financial and credit markets and reduce the availability of debt and equity capital for the market as a whole and financial services firms in particular. There can be no assurance these market conditions will not occur or worsen in the future, including economic and political events in or affecting the world’s major economies, such as the ongoing war between Russia and Ukraine and conflicts in the Middle East. Sanctions imposed by the U.S. and other countries in connection with hostilities between Russia and Ukraine and the tensions between China and Taiwan have caused additional financial market volatility and affected the global economy. Concerns over future increases in inflation, economic recession, as well as interest rate volatility and fluctuations in oil and gas prices resulting from global production and demand levels, as well as geopolitical tension, have exacerbated market volatility. Market uncertainty and volatility have also been magnified as a result of the 2024 U.S. presidential and congressional elections and resulting uncertainties regarding actual and potential shifts in U.S. foreign investment, trade, economic and other policies, including with respect to treaties and tariffs.
Equity capital may be difficult to raise during such periods of adverse or volatile market conditions because, subject to some limited exceptions, as a BDC, we are generally not able to issue additional Common Shares at a price less than net asset value without first obtaining approval for such issuance from our shareholders and our Independent Trustees.
Volatility and dislocation in the capital markets can also create a challenging environment in which to raise or access debt capital. Such conditions could make it difficult to extend the maturity of or refinance our existing indebtedness or obtain new indebtedness with similar terms and any failure to do so could have a material adverse effect on our business. The debt capital that will be available to us in the future, if at all, may be at a higher cost, including as a result of the current interest rate environment, and on less favorable terms and conditions than what we have historically experienced. If we are unable to raise or refinance debt, then our equity investors may not benefit from the potential for increased returns on equity resulting from leverage and we may be limited in our ability to make new commitments or to fund existing commitments to our portfolio companies.
Significant disruption or volatility in the capital markets may also have a negative effect on the valuations of our investments. While most of our investments are not publicly traded, applicable accounting standards require us to assume as part of our valuation process that our investments are sold in a principal market to market participants (even if we plan on holding an investment through its maturity) and impairments of the market values or fair market values of our investments, even if unrealized, must be reflected in our financial statements for the applicable period, which could result in significant reductions to our net asset value for the period. Significant disruption or volatility in the capital markets may also affect the pace of our investment activity and the potential for liquidity events involving our investments. Thus, the illiquidity of our investments may make it difficult for us to sell such investments to access capital if required, and as a result, we could realize significantly less than the value at which we have recorded our investments if we were required to sell them for liquidity purposes. An inability to raise or access capital could have a material adverse effect on our business, financial condition or results of operations.
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
Uncertainty regarding the new presidential administration’s agenda with respect to legislation and regulations affecting the financial services industry or taxation could also adversely impact our business or the business of our portfolio companies. New or repealed legislation, interpretations, rulings or regulations could require changes to certain business practices of us or our portfolio companies, negatively impact the operations, cash flows or financial condition of us or our portfolio companies, impose additional costs on us or our portfolio companies or otherwise adversely affect our business or the business of our portfolio companies.
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
Uncertainty about U.S. federal government initiatives could negatively impact our business, financial condition and results of operations.
There is significant uncertainty with respect to legislation, regulation and government policy at the federal level, as well as the state and local levels. Recent events, including the 2024 U.S. presidential election, have created a climate of heightened uncertainty and introduced new and difficult-to-quantify macroeconomic and political risks with potentially far-reaching implications. The presidential administration’s changes to U.S. policy may impact, among other things, the U.S. and global economy, international trade and relations, unemployment, immigration, corporate taxes, healthcare, the U.S. regulatory environment, inflation and other areas. Although we cannot predict the impact, if any, of these changes to our business, they could adversely affect our business, financial condition, operating results and cash flows. Until we know what policy changes are made and how those changes impact our business and the business of our competitors over the long term, we will not know if, overall, we will benefit from them or be negatively affected by them.
Global economic, political and market conditions may adversely affect our business, results of operations and financial condition.
The current global financial market situation, as well as various social and political tensions in the United States and around the world (including the current conflict in Ukraine and Russia and the conflicts in the Middle East) may contribute to increased market volatility, may have long-term effects on the United States and worldwide financial markets and may cause economic uncertainties or deterioration in the United States and worldwide. The success of our investment activities could be affected by general economic and market conditions in the United States and in the rest of the world, as well as by changes in applicable laws and regulations (including laws relating to taxation of our investments), trade barriers, currency exchange controls, rate of inflation, currency depreciation, asset re-investment, resource self-sufficiency and national and international political and socioeconomic circumstances in respect of the non-U.S. countries in which we may invest. These factors may affect the level and volatility of securities prices and the liquidity of the Company’s investments, which could impair our profitability or result in losses. General fluctuations in the market prices of securities and interest rates may affect our investment opportunities and the value of our investments. We may maintain substantial trading positions that can be adversely affected by the level of volatility in the financial markets; the larger the positions, the greater the potential for loss. Declines in the performance of national economies or the credit markets in certain jurisdictions have had a negative impact on general economic and market conditions globally, and as a result, could have a material adverse effect on our business, financial condition and results of operations.

For example, concerns over the United States’ debt ceiling and budget-deficit have driven downgrades by rating agencies to the U.S. government’s credit rating. Downgrades by rating agencies to the U.S. government’s credit rating or concerns about its credit and deficit levels in general could cause interest rates and borrowing costs to rise, which may negatively impact both the perception of credit risk associated with our debt portfolio and our ability to access the debt markets on favorable terms. In addition, a decreased U.S. government credit rating, any default by the U.S. government on its obligations, or any prolonged U.S. government shutdown could create broader financial turmoil and uncertainty, which may weigh heavily on our financial performance and the value of our Common Shares. U.S. debt ceiling and budget deficit concerns have increased the possibility of additional credit-rating downgrades and economic slowdowns or a recession in the United States.
In addition, deterioration in the economic conditions in the Eurozone and other regions or countries globally and the resulting instability in global financial markets may pose a risk to our business. Financial markets have been affected at times by a number of global macroeconomic events, including but not limited to the following: large sovereign debts and fiscal deficits of several countries in Europe and in emerging markets jurisdictions, levels of non‑performing loans on the balance sheets of European banks, instability in the Chinese capital markets and global health crises. Global market and economic disruptions have affected, and may in the future affect, the U.S. capital markets, which could adversely affect our business, financial condition or results of operations. We cannot assure you that market disruptions in Europe and other regions or countries, including the increased cost of funding for certain governments and financial institutions, will not impact the global economy, and we cannot assure you that assistance packages will be available, or, if available, be sufficient to stabilize countries and markets in Europe or other regions affected by a financial crisis. To the extent uncertainty regarding any economic recovery in Europe or elsewhere negatively impacts consumer confidence and consumer credit factors, our business, financial condition and results of operations could be significantly and adversely affected. Moreover, there is a risk of both sector-specific and broad-based corrections and/or downturns in the equity and credit markets. Any of the foregoing could have a significant impact on the markets in which we operate and could have a material adverse impact on our business prospects and financial condition.
Various social and political circumstances in the U.S. and around the world that are outside our control may also contribute to increased market volatility and economic uncertainties or deterioration in the U.S. and worldwide. Such events, including trade tensions between the United States and China, other uncertainties regarding actual and potential shifts in U.S. foreign investment, trade, economic and other policies with other countries, the ongoing war between Russia and Ukraine and conflicts in the Middle East and health epidemics and pandemics, could adversely affect our business, financial condition or results of operations. Additionally, following the 2024 U.S. election, legislation may be adopted that could significantly affect the regulation of U.S. financial markets. Regulatory changes could result in greater competition from banks and other lenders with which we compete for lending and other investment opportunities. The United States may also potentially withdraw from or renegotiate various trade agreements and take other actions that would change current trade policies of the United States. These market and economic disruptions could negatively impact the operating results of our portfolio companies. This could, in turn, materially reduce our net asset value and dividends and adversely affect our financial prospects and condition.
The ongoing invasion of Ukraine by Russia and related sanctions have increased global political and economic uncertainty. Because Russia is a major exporter of oil and natural gas, the invasion and related economic sanctions have reduced the supply, and increased the price, of energy, which has a material effect on inflation and may continue to exacerbate ongoing supply chain issues. There is also the ongoing risk of retaliatory actions by Russia against countries which have enacted sanctions, including cyberattacks against financial and governmental institutions, which could result in business disruptions and further economic turbulence. Although the Company has no direct exposure to Russia or Ukraine, the broader consequences of the invasion may have a material adverse impact on the Company’s portfolio and the value of an investment in the Company. Moreover, sanctions and export control laws and regulations are complex, frequently changing, and increasing in number, and they may impose additional legal compliance costs or business risks associated with our operations.
Similarly, conflicts in the Middle East, including the conflict between Israel and Hamas, could have a negative impact on the economy and business activity globally, and therefore could adversely impact the performance of our investments. The severity and duration of any such conflict and its future impact on global economic and market conditions (including, for example, oil prices and/or the shipping industry) are impossible to predict, and as a result, present material uncertainty and risk with respect to us, the performance of our investments and operations, and our ability to achieve our investment objectives. Similar risks exist to the extent that any portfolio companies, service providers, vendors or certain other parties have material operations or assets in the Middle East or the immediate surrounding areas.
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
We and the Adviser could be the target of litigation, and extensive regulation of the Adviser’s and its affiliates’ business may impede its ability to effectively manage our portfolio companies, which could materially and adversely affect our business.
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
In addition, the Adviser’s and its affiliates’ business is subject to extensive regulation, legislative focus and regulatory scrutiny, and their respective compliance with laws and regulations is subject to frequent examinations, inquiries and investigations by U.S. federal and state as well as non-U.S. governmental agencies and regulators and self-regulatory organizations in the various jurisdictions in which the Adviser and/or its affiliates operate around the world.
Any of these governmental and regulatory authorities may challenge the Adviser’s, its affiliates’ and their respective employees’ compliance with any applicable laws and regulations, and the Adviser, its affiliates and its employees could become subject to civil or criminal proceedings or other sanctions brought by them for such noncompliance. For instance, on January 14, 2025, the Antitrust Division of the U.S. Department of Justice filed a civil antitrust complaint, or the DOJ Complaint, in the U.S. District Court for the Southern District of New York against KKR & Co., certain of its subsidiaries and various KKR-sponsored investment entities, or the KKR Defendants, alleging violations of the Hart-Scott-Rodino Antitrust Improvements Act of 1976, or the HSR Act. The DOJ Complaint requests various relief for the alleged violations of the HSR Act by the KKR Defendants, including civil penalties in an amount to be determined and various equitable relief, including disgorgement and enjoining future violations of the HSR Act. Any resolution of claims brought by a governmental and regulatory authority may also require an admission of wrongdoing or result in adverse limitations or prohibitions on the Adviser’s ability to conduct its business. In addition, the adverse publicity, costs relating to legal defenses, and reputational harm relating to the regulatory activity or imposition of these sanctions could be significant.
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
We are subject to risks associated with artificial intelligence and machine learning technology.
Artificial intelligence, including machine learning and similar tools and technologies that collect, aggregate, analyze or generate data or other materials, or collectively, AI, and its current and potential future applications including in the private investment and financial industries, as well as the legal and regulatory frameworks within which AI operates, continue to rapidly evolve.
Recent technological advances in AI pose risks to the Company, the Adviser, and our portfolio investments. The Company and our portfolio investments could also be exposed to the risks of AI if third-party service providers or any counterparties, whether or not known to the Company, also use AI in their business activities. We and our portfolio companies may not be in a position to control the use of AI technology in third-party products or services.

Use of AI could include the input of confidential information in contravention of applicable policies, contractual or other obligations or restrictions, resulting in such confidential information becoming accessible by other third-party AI applications and users. While the Adviser does not currently use AI to make investment recommendations, the use of AI could also exacerbate or create new and unpredictable risks to our business, the Adviser’s business, and the business of our portfolio companies, including by potentially significantly disrupting the markets in which we and our portfolio companies operate or subjecting us, our portfolio companies and the Adviser to increased competition and regulation, which could materially and adversely affect the business, financial condition or results of operations of us, our portfolio companies and the Adviser. In addition, the use of AI by bad actors could heighten the sophistication and effectiveness of cyber and security attacks experienced by our portfolio companies and the Adviser.
Independent of its context of use, AI technology is generally highly reliant on the collection and analysis of large amounts of data, and it is not possible or practicable to incorporate all relevant data into the model that AI technology utilizes to operate. Certain data in such models will inevitably contain a degree of inaccuracy and error—potentially materially so—and could otherwise be inadequate or flawed, which would be likely to degrade the effectiveness of AI technology. To the extent that we or our portfolio investments are exposed to the risks of AI use, any such inaccuracies or errors could have adverse impacts on the Company or our investments.
AI technology and its applications, including in the private investment and financial sectors, continue to develop rapidly, and it is impossible to predict the future risks that may arise from such developments.
As an SEC-reporting company, we are subject to regulations not applicable to private companies, such as provisions of the Sarbanes-Oxley Act. Efforts to comply with such regulations involve significant expenditures, and non-compliance with such regulations may adversely affect us.
As an SEC-reporting company, we are subject to the Sarbanes-Oxley Act, and the related rules and regulations promulgated by the SEC. Our management is required to report on our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act. We are required to review on an annual basis our internal control over financial reporting, and are required on a quarterly and annual basis to evaluate and disclose changes in our internal control over financial reporting. As a relatively new company, developing and maintaining an effective system of internal controls may require significant expenditures, which may negatively impact our financial performance and our ability to make distributions. This process also may result in a diversion of our management’s time and attention. We cannot be certain of when our evaluation, testing and remediation actions will be completed or the impact of the same on our operations. In addition, we may be unable to ensure that the process is effective or that our internal controls over financial reporting are or will be effective in a timely manner. In the event that we are unable to develop or maintain an effective system of internal controls and maintain or achieve compliance with the Sarbanes-Oxley Act and related rules, we may be adversely affected.
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
For so long as we remain an “emerging growth company,” we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. We cannot predict if investors will find our shares less attractive because we will rely on some or all of these exemptions. If some investors find our shares less attractive as a result, there may be a less active market for an investment in our shares.

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
Management's Role in Cybersecurity Risk Management
The Company’s management, including the Company’s CCO, is responsible for assessing and managing material risks from cybersecurity threats. The CCO oversees the Company’s risk management function generally and relies on the FS Investments CISO to assist with assessing and managing material risks from cybersecurity threats. The CISO has over fifteen years of experience in activity managing cybersecurity and information security programs for financial services companies with complex information systems. The CCO has been responsible for this oversight function as CCO to the Company since its inception in 2022 and has worked in the financial services industry for over 40 years, during which the CCO has gained expertise in assessing and managing risk applicable to the Company.
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
Item 2.    Properties.
We do not own any real estate or other physical properties materially important to our operation. Our headquarters are located at 201 Rouse Boulevard, Philadelphia, Pennsylvania, 19112, where we occupy office space pursuant to the Administration Agreement. We believe that our office facilities are suitable and adequate for our business as it is presently conducted.
Item 3.    Legal Proceedings.
Neither we, the Adviser, nor our subsidiaries are currently subject to any material pending legal proceedings, other than ordinary routine litigation incidental to our businesses. We, the Adviser, and our subsidiaries may from time to time, however, be involved in litigation arising out of our operations in the normal course of business or otherwise. Furthermore, third parties may seek to impose liability on us in connection with the activities of our portfolio companies. While the outcome of any current legal proceedings cannot at this time be predicted with certainty, we do not expect any current matters will materially affect our financial condition or results of operations; however, there can be no assurance whether any pending or future legal proceedings will have a material adverse effect on our financial condition or results of operations in any future reporting period.
Item 4.    Mine Safety Disclosures.
Not applicable.

PART II
Many of the amounts and percentages presented in Part II have been rounded for convenience of presentation, and all dollar amounts, excluding share and per share amounts, are presented in thousands unless otherwise noted.
Item 5.    Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.
Market Information
Our Common Shares are offered and sold in private offerings exempt from registration under the Securities Act under Section 4(a)(2) and/or Regulation D thereunder or Regulation S under the Securities Act. There is no public market for our Common Shares currently, nor can we give any assurance that one will develop.
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
Holders
As of February 28, 2025, we had 1,046 record holders of our Common Shares.
Sales of Unregistered Securities
We have entered into Subscription Agreements with investors and expect to enter into additional Subscription Agreements with additional investors in connection with the Private Offering, pursuant to which have issued and sold, and expect to continue to issue and sell, Class I shares in reliance on the exemptions from the registration requirements of the Securities Act provided by Section 4(a)(2) of the Securities Act, Rule 506 of Regulation D thereunder and/or Regulation S under the Securities Act. We relied, in part, upon representations from each participating investor in the relevant Subscription Agreement that such investor is an “accredited investor” as defined in Regulation D under the Securities Act.
Except as previously reported in our current reports on Form 8-K, we did not sell any equity securities during the year ended December 31, 2024 that were not registered under the Securities Act.
Issuer Purchases of Equity Securities
Discretionary Share Repurchase Program
Beginning with the quarter ended September 30, 2024, we commenced a share repurchase program in which we intend to offer to repurchase, in each quarter, up to 5% of our Common Shares outstanding (either by number of shares or aggregate NAV) as of the close of the previous calendar quarter. The Board may amend or suspend the share repurchase program if in its reasonable judgment it deems such action to be in our best interest and the best interest of our shareholders. As a result, share repurchases may not be available each quarter, such as when a repurchase offer would place an undue burden on our liquidity, adversely affect our operations or risk having an adverse impact on the Company that would outweigh the benefit of the repurchase offer. We intend to conduct such repurchase offers in accordance with the requirements of Rule 13e-4 promulgated under the Exchange Act and the 1940 Act.
Under our share repurchase program, to the extent we offer to repurchase shares in any particular quarter, we expect to repurchase shares pursuant to quarterly tender offers using a purchase price equal to the NAV per share as of the Valuation Date, which will be the last calendar day of the applicable quarter. Shareholders should keep in mind that if they tender Common Shares in a tender offer with a Valuation Date that is within the 12-month period following the initial issue date of their tendered Common Shares, the Company may repurchase such Common Shares subject to the 2% Early Repurchase Deduction. The Early Repurchase Deduction will be retained by the Company for the benefit of remaining holders of Common Shares. This Early Repurchase Deduction will also generally apply to minimum account repurchases. Common Shares may be sold to certain feeder vehicles primarily created to hold the Common Shares that in turn offer interests in such feeder vehicles to non-U.S. persons. For such feeder vehicles and similar arrangements in certain markets, the Company may not apply the Early Repurchase Deduction to the feeder vehicles or underlying investors, often because of administrative or systems limitations.
Shareholders may tender all of the Common Shares that they own in connection with any of our discretionary quarterly tender offers. In the event the amount of shares tendered exceeds the repurchase offer amount, shares will be repurchased on a pro rata basis.

All unsatisfied repurchase requests must be resubmitted in the next quarterly tender offer, or upon the recommencement of the share repurchase program, as applicable. We will have no obligation to repurchase shares, including if the repurchase would violate the restrictions on distributions under federal law or Delaware law. The limitations and restrictions described above may prevent us from accommodating all repurchase requests made in any quarter. Our share repurchase program has many limitations, including the limitations described above, and should not in any way be viewed as the equivalent of a secondary market. We will offer to repurchase shares on such terms as may be determined by the Board in its complete and absolute discretion unless, in the judgment of the Board, such repurchases would not be in the best interests of our shareholders or would violate applicable law. There is no assurance that the Board will exercise its discretion to offer to repurchase shares or that there will be sufficient funds available to accommodate all of our shareholders’ requests for repurchase. As a result, we may repurchase less than the full amount of shares that a shareholder requests to have repurchased. If we do not repurchase the full amount of shares that a shareholder has requested to be repurchased, or we determine not to make repurchases of our shares, such shareholder will likely not be able to dispose of its shares, even if we under-perform. Any periodic repurchase offers will be subject in part to our available cash and compliance with the RIC qualification and diversification rules and the 1940 Act. Repurchases of shares from shareholders by the Company in connection with the discretionary quarterly tender offers will be paid in cash within 65 days of the expiration of the applicable tender offer, after the determination of the relevant NAV per share is finalized. Repurchases will be effective after receipt and acceptance by the Company of eligible written tenders of shares from shareholders by the applicable repurchase offer deadline.
On December 2, 2024, we commenced a tender offer, or the December 2024 Tender Offer, pursuant to which we offered to repurchase up to 1,043,143 Common Shares tendered prior to 11:59 p.m., E.T. on December 30, 2024, or the December 2024 Tender Offer Expiration Date. There were no Common Shares validly tendered by shareholders prior to the December 2024 Tender Offer Expiration Date.
The following table sets forth information regarding repurchases of shares of our Common Shares effectuated under our discretionary share repurchase program in connection with tender offers that expired during the three months ended December 31, 2024:

Offer Date	Tender Offer Expiration	Purchase Price per Share	Common Shares Repurchased	Aggregate Dollar Amount of Common Shares Accepted for Repurchase (in thousands)
December 2, 2024	December 30, 2024	—	—	—
See Note 3 to our consolidated financial statements included herein for more information regarding our discretionary share repurchase program.
Series A Preferred Shares Redemption
We redeemed all 515 of our issued and outstanding Series A Preferred Shares on November 27, 2024 at a price equal to $1,000 per share, plus all accrued and unpaid dividends thereon to and including the Preferred Shares Redemption Date and a $100 redemption premium per share, pursuant to the terms of the Supplement to our Amended and Restated Declaration of Trust Relating to 12.0% Series A Cumulative Preferred Shares. From and after the close of business on the Preferred Shares Redemption Date, all dividends on the Series A Preferred Shares ceased to accrue, such shares are no longer deemed to be outstanding, and all rights of the holders of such shares ceased.
See Note 3 to our consolidated financial statements included herein for more information regarding the Series A Preferred Shares.
Item 6.    Reserved.

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(in thousands, except share and per share amounts and percentages)
The information in this section contains forward-looking statements that involve risks and uncertainties. Please see “Item 1A. Risk Factors” and “Forward-Looking Statements” below for a discussion of the uncertainties, risks and assumptions associated with these statements. Shareholders should read the following discussion in conjunction with the combined financial statements and related notes and other financial information appearing elsewhere in this annual report on Form 10-K.
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

We have based the forward-looking statements included in this annual report on Form 10-K on information available to us on the date of this annual report on Form 10-K. Shareholders should not place undue reliance on these forward-looking statements. Except as required by the federal securities laws, we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise. Shareholders are advised to consult any additional disclosures that we may make directly to shareholders or through reports that we may file in the future with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K. The forward-looking statements and projections contained in this annual report on Form 10-K are excluded from the safe harbor protection provided by Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Exchange Act.
Overview
We are an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a BDC under the 1940 Act. Formed as a Delaware statutory trust on February 4, 2022, we are externally managed by the Adviser, which manages our day-to-day operations and provides us with investment advisory and administrative services pursuant to the terms of the Advisory Agreement and the Administration Agreement. The Adviser is registered as an investment adviser with the SEC. We have elected to be treated for U.S. federal income tax purposes, and intend to qualify annually, as a RIC under Subchapter M of the Code. We commenced operations concurrent with the initial closing on the Seed Contribution on July 25, 2022.
The Adviser oversees (subject to the oversight of the Board, a majority of whom are not “interested persons,” as defined in Section 2(a)(19) of the 1940 Act) the management of our operations and is responsible for making investment decisions with respect to our portfolio pursuant to the terms of the Advisory Agreement. Under the Advisory Agreement, we have agreed to pay the Adviser the Base Management Fee as well as an Incentive Fee based on our investment performance.
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
Except as provided in the Administration Agreement and the Advisory Agreement, we bear all expenses of our operations and transactions, including all other expenses incurred by the Adviser in performing services for us and administrative personnel paid by the Adviser, subject to the limitations included in the Advisory Agreement and the Administration Agreement. See Note 4 to our consolidated financial statements included herein for more information regarding the expenses borne by us and, thus, our shareholders.
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
The Adviser has agreed to advance all of our organizational and offering expenses on our behalf (including legal, accounting, printing, mailing, subscription processing and filing fees and expenses and other offering expenses, including costs associated with technology integration between our systems and those of our participating brokers, reasonable bona fide due diligence expenses of participating brokers supported by detailed and itemized invoices, costs in connection with preparing sales materials and other marketing expenses, design and website expenses, fees and expenses of our transfer agent, fees to attend retail seminars sponsored by participating brokers and costs, expenses and reimbursements for travel (provided that we shall not be required to bear the cost of private airfare in excess of comparable first-class/business rates on a commercial airline, if available), meals, accommodations, entertainment and other similar expenses related to meetings or events with prospective investors, brokers, registered investment advisors or financial or other advisors, but excluding the shareholder servicing and/or distribution fee) through a date determined by the Adviser in its discretion. We had no obligation to reimburse the Adviser for such advanced expenses until the initial issuance of Common Shares to non-affiliated investors after commencement of the monthly closings for the Private Offering, which commenced on June 30, 2023. As of December 31, 2024, we had incurred organizational and offering expenses of $991 and $3,614, respectively, which expenses the Adviser elected to cover pursuant to the Expense Support Agreement, subject to reimbursement by us pursuant to its terms. See “Expense Support and Conditional Reimbursement” below for more information. In no event will we bear in excess of $1.5 million in organizational expenses; the Adviser has agreed to be responsible for any organizational expenses in excess of $1.5 million.
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
Expense Support and Conditional Reimbursement
We have entered into the Expense Support Agreement with the Adviser. The Adviser may elect to pay certain of our expenses on our behalf, including, but not limited to, organizational and offering expenses and any of our expenses related to investor relations, outside legal counsel and other outside advisors and experts, finance, operations and administration, each, an Expense Payment, provided that no portion of the payment will be used to pay any of our interest expense or distribution and/or shareholder servicing fees. Any Expense Payment that the Adviser has committed to pay must be paid by the Adviser to us in any combination of cash or other immediately available funds no later than 90 days after such commitment was made in writing, and/or offset against amounts due from us to the Adviser or its affiliates. See Note 4 to our consolidated financial statements included herein for more information regarding the Expense Support Agreement.
Following any calendar month in which Available Operating Funds (as defined below) exceed the cumulative distributions accrued to our shareholders based on distributions declared with respect to record dates occurring in such calendar month (the amount of such excess referred to as Excess Operating Funds), we will pay such Excess Operating Funds, or a portion thereof, to the Adviser until such time as all Expense Payments made by the Adviser to us within three years prior to the last business day of such calendar month have been reimbursed. Any payments required to be made by us are referred to as a Reimbursement Payment. Available

Operating Funds means the sum of (i) our net investment income (excluding organizational and offering costs and extraordinary expenses, taxes (including excise tax) and accrued Incentive Fee on Capital Gains on unrealized appreciation) and (ii) our net capital gains.
For the years ended December 31, 2024, 2023 and 2022, the Adviser has agreed to pay $0, $147 and $289, respectively, in Expense Payments, subject to reimbursement by us in accordance with the Expense Support Agreement. For the year ended December 31, 2024, we reimbursed the Adviser for $436 of previously waived expenses. As of December 31, 2024, there are no amounts of previously waived expenses subject to recoupment.
Fees and Expenses
The following table illustrates the aggregate fees and expenses that we expect to incur and that shareholders can expect to bear, either directly or indirectly, during the following twelve months.

Shareholder transaction expenses (fees paid directly from shareholder investment)
Maximum sales load imposed on purchases(1)	—
Annual operating expenses (as a percentage of average net assets attributable to shares)(2)
Base Management Fee(3)	1.25%
Incentive fees payable under our investment advisory agreement(4)	—
Interest payments on borrowed funds(5)	5.50%
Distribution/Servicing Fees(6)	—
Organizational and offering costs(7)	0.06%
Other expenses(8)	0.52%
Total annual expenses	7.33%
Waiver of management and subordinated income incentive fees(3)	(0.31)%
Net annual expenses	7.02%
_______________
(1)If Class I shares are purchased through certain financial intermediaries, they may directly charge transaction or other fees, including upfront placement fees or brokerage commissions, in such amount as they may determine, provided that selling agents limit such charges to a 3.5% cap on NAV for Class I shares. In connection with the sales of Class I shares, participating broker-dealers may charge investors a placement agent fee, subject to the discretion of the broker-dealer. Any such placement agent fee is not part of (and is in addition to) an investor’s aggregate purchase price for its Class I shares and will be directly charged to such investor. Investors should consult with their selling agents about the upfront placement fees or brokerage commissions and any additional fees or charges their selling agents might impose.
(2)Amount assumes that we sell $917.8 million worth of Class I shares during the following twelve months, resulting in estimated average net assets of $1,288.1 million based on current asset levels. That amount also assumes that we borrow funds of approximately 80% of our average net assets during such period. Actual expenses will depend on the number of Class I shares we sell in the Private Offering and the amount of leverage we employ, if any. There can be no assurance that we will sell $917.8 million worth of Class I shares during the following twelve months.
(3)The Base Management Fee is calculated and payable quarterly in arrears at an annual rate of 1.25% of our average monthly net assets during such period. The Adviser has agreed to waive the Base Management Fee and the Subordinated Incentive Fee on Income through March 31, 2025.
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
(5)Interest payments on borrowed funds represents an estimate of our annualized interest expense based on our total borrowings as of December 31, 2024. At December 31, 2024, the weighted average effective interest rate for total outstanding debt was 6.88%. We may borrow additional funds from time to time to make investments to the extent we determine that the economic situation is conducive to doing so. To the extent that we determine it is appropriate to borrow funds to make investments, the costs associated with such borrowing will be indirectly borne by our shareholders.
Our ability to incur leverage during the following twelve months depends, in large part, on the amount of money we are able to raise through the sale of Class I shares in the Private Offering and capital markets conditions.
(6)Distribution/Servicing Fees reflect an annual shareholder servicing and/or distribution fee of 0.85% per annum of the aggregate NAV. However, the Placement Agents have agreed to waive the Distribution/Servicing fees for Class I shares in full during the term of the Rule 12b-1 Fee Waiver Agreement, and any such waived fees will not be subject to recoupment by the Placement Agents or any other person during or following the term of the Rule 12b-1 Fee Waiver Agreement. The Rule 12b-1 Fee Waiver Agreement will remain in effect until terminated by vote of the Board (including a vote of a majority of its Independent Trustees).
(7)Amount reflects estimated organizational and offering costs to be paid by us of up to approximately $0.8 million if we raise $917.8 million in gross proceeds. The Adviser has agreed to advance all of our organizational and offering expenses on our behalf through a date determined by the Adviser in its discretion. We will reimburse the Adviser for any such amounts paid on our behalf pursuant to the terms of the Expense Support Agreement. See “Expenses” and “Expense Support and Conditional Reimbursement” sections above for more information.

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
Example
The following example demonstrates the projected dollar amount of total expenses that would be incurred over various periods with respect to a $10,000 hypothetical investment in the Class I shares assuming reinvestment of all distributions at NAV and that our direct and indirect annual operating expenses would remain at the percentage levels set forth in the table above (assuming we borrow an amount of approximately 80% of our average net assets):

	1 Year	3 Years	5 Years	10 Years
You would pay the following expenses on a $10,000 investment, assuming a 5% annual return(1)	$695	$2,099	$3,437	$6,520
You would pay the following expenses on a $10,000 investment, assuming a 5% annual return entirely from realized capital gains	$755	$2,258	$3,675	$6,865
_______________
(1)Assumes no return from net realized capital gains or net unrealized capital appreciation.
While the example assumes, as required by SEC rules, a 5% annual return, our performance will vary and may result in a return greater or less than 5%. As noted, the example includes the Incentive Fee on Capital Gains from the Advisory Agreement but does not include the Subordinated Incentive Fee on Income under the Advisory Agreement, which, assuming a 5% annual return, would either not be payable or have an immaterial impact on the expense amounts shown above. If we achieve sufficient returns on our investments to trigger an Incentive Fee of a material amount, our expenses, and returns to our investors, would be higher.
This example and the expenses in the table above should not be considered a representation of our future expenses, and actual expenses (including the cost of debt, if any, and other expenses) may be greater or less than those shown.
Portfolio Investment Activity for the Years Ended December 31, 2024 and 2023
Total Portfolio Activity
The following tables present certain selected information regarding our portfolio investment activity for the years ended December 31, 2024 and 2023:

	For the Year Ended December 31,
Net Investment Activity	2024	2023
Purchases	$874,692	$261,461
Sales and Repayments	(85,572)	(8,298)
Net Portfolio Activity	$789,120	$253,163

	For the Year Ended December 31,
	2024				2023
New Investment Activity by Asset Class	Purchases	Percentage	Sales and Repayments	Percentage	Purchases	Percentage	Sales and Repayments	Percentage
Senior Secured Loans—First Lien	$683,099	78%	$28,728	34%	$204,802	78%	$6,204	75%
Subordinated Debt	485	0%	—	—	947	1%	—	—
Asset Based Finance	191,108	22%	56,844	66%	55,712	21%	2,094	25%
Total	$874,692	100%	$85,572	100%	$261,461	100%	$8,298	100%

The following table summarizes the composition of our investment portfolio at cost and fair value as of December 31, 2024 and 2023:

	December 31, 2024			December 31, 2023
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$857,958	$865,488	81.3%	$201,782	$204,314	77.4%
Subordinated Debt	1,682	1,667	0.2%	973	961	0.4%
Asset Based Finance	193,223	196,918	18.5%	57,706	58,655	22.2%
Total	$1,052,863	$1,064,073	100.0%	$260,461	$263,930	100.0%
_____________________
(1)Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.
The following table presents certain selected information regarding the composition of our investment portfolio as of December 31, 2024 and 2023:

	December 31, 2024	December 31, 2023
Number of Portfolio Companies	101	31
% of Direct Originations in Investment Portfolio	100.0%	100.0%
% Variable Rate Debt Investments (based on fair value)(1)	90.9%	90.6%
% Fixed Rate Debt Investments (based on fair value)(1)	6.1%	2.4%
% Other Income Producing Investments (based on fair value)(2)	1.6%	1.2%
% Non-Income Producing Investments (based on fair value)	1.4%	5.8%
Weighted Average Annual Yield on Accruing Debt Investments(1)(3)	10.1%	12.1%
Weighted Average Annual Yield on All Debt Investments(4)	10.1%	12.1%
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
(3)The Weighted Average Annual Yield on Accruing Debt Investments is computed as (i) the sum of (a) the stated annual interest rate, dividend rate or other similar stated return of each accruing Debt Investment, multiplied by its par amount, adjusted to U.S. dollars and for any partial income accrual when necessary, as of the end of the applicable reporting period, plus (b) the annual amortization of the purchase or original issue discount or premium of each accruing Debt Investment; divided by (ii) the total amortized cost of Debt Investments included in the calculated group as of the end of the applicable reporting period. Stated annual interest rate for floating rate Debt Investments assumes the greater of (a) the respective base rate in effect as of December 31, 2024, and (b) the stated base rate floor. The base rate utilized in this calculation may not be indicative of the base rates for specific contracts as of December 31, 2024.
(4)The Weighted Average Annual Yield on All Debt Investments is computed as (i) the sum of (a) the stated annual interest rate, dividend rate or other similar stated return of each Debt Investment, multiplied by its par amount, adjusted to U.S. dollars and for any partial income accrual when necessary, as of the end of the applicable reporting period, plus (b) the annual amortization of the purchase or original issue discount or premium of each Debt Investment; divided by (ii) the total amortized cost of Debt Investments included in the calculated group as of the end of the applicable reporting period. Stated annual interest rate for floating rate Debt Investments assumes the greater of (a) the respective base rate in effect as of December 31, 2024, and (b) the stated base rate floor. The base rate utilized in this calculation may not be indicative of the base rates for specific contracts as of December 31, 2024.
For the year ended December 31, 2024, our total return based on NAV was 13.87%. For the year ended December 31, 2023, our total return based on NAV was 15.41%. See footnote 5 to the table included in Note 12 to our consolidated financial statements included herein for information regarding the calculation of our total return based on NAV.

Portfolio Composition by Industry Classification
The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of December 31, 2024 and 2023:

	December 31, 2024		December 31, 2023
Industry Classification	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Banks	$1,148	0.1%	$2,093	0.8%
Capital Goods	160,388	15.1%	55,589	21.1%
Commercial & Professional Services	207,960	19.6%	76,758	29.1%
Consumer Discretionary Distribution & Retail	6,683	0.6%	2,179	0.8%
Consumer Durables & Apparel	9,409	0.9%	—	—
Consumer Services	59,984	5.6%	12,953	4.9%
Consumer Staples Distribution & Retail	16,427	1.6%	16,673	6.3%
Equity Real Estate Investment Trusts (REITs)	20,676	1.9%	—	—
Financial Services	96,682	9.1%	17,055	6.5%
Health Care Equipment & Services	157,954	14.9%	—	—
Insurance	92,396	8.7%	29,092	11.0%
Materials	21,447	2.0%	—	—
Pharmaceuticals, Biotechnology & Life Sciences	34,250	3.2%	21,875	8.3%
Real Estate Management & Development	43,784	4.1%	3,467	1.3%
Software & Services	78,631	7.4%	12,698	4.8%
Technology Hardware & Equipment	264	0.0%	—	—
Transportation	54,412	5.1%	13,498	5.1%
Utilities	1,578	0.1%	—	—
Total	$1,064,073	100.0%	$263,930	100.0%
Portfolio Asset Quality
In addition to various risk management and monitoring tools, the Adviser uses an investment rating system to characterize and monitor the expected level of returns on each investment in our portfolio. The Adviser uses an investment rating scale of 1 to 4. The following is a description of the conditions associated with each investment rating:

Investment Rating	Summary Description
1	Performing investment—generally executing in accordance with plan and there are no concerns about the portfolio company’s performance or ability to meet covenant requirements.

2	Performing investment—no concern about repayment of both interest and our cost basis but company’s recent performance or trends in the industry require closer monitoring.

3	Underperforming investment—some loss of interest or dividend possible, but still expecting a positive return on investment.

4	Underperforming investment—concerns about the recoverability of principal or interest.

The following table shows the distribution of our investments on the 1 to 4 investment rating scale at fair value as of December 31, 2024 and 2023:

	December 31, 2024		December 31, 2023
Investment Rating	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
1	$1,030,177	97%	$247,257	94%
2	33,896	3%	16,673	6%
3	—	—	—	—
4	—	—	—	—
Total	$1,064,073	100%	$263,930	100%
The amount of the portfolio in each grading category may vary substantially from period to period resulting primarily from changes in the composition of the portfolio as a result of new investment, repayment and exit activities. In addition, changes in the grade of investments may be made to reflect our expectation of performance and changes in investment values.
Results of Operations
Comparison of the Years Ended December 31, 2024, 2023 and 2022
Revenues
Our investment income for the years ended December 31, 2024, 2023 and 2022 was as follows:

	Year Ended December 31,
	2024				2023		2022
	Amount		Percentage of Total Income		Amount	Percentage of Total Income	Amount		Percentage of Total Income
Interest income	$65,953		86.0%		$11,183	81.4%	$130		58.0%
Paid-in-kind interest income	2,093	0	2.7%	0	25	0.2%	—	0	—
Fee income	6,745		8.8%		2,354	17.1%	94		42.0%
Dividend income	1,880		2.5%		182	1.3%	—		—
Total investment income(1)	$76,671		100.0%		$13,744	100.0%	$224		100.0%
___________
(1)Such revenues represent $73,571, $13,511 and $222 of cash income earned as well as $3,100, $233 and $2 in non-cash portions relating to accretion of discount and PIK interest for the years ended December 31, 2024, 2023 and 2022, respectively. Cash flows related to such non-cash revenues may not occur for a number of reporting periods or years after such revenues are recognized.
The level of interest income we receive is generally related to the balance of income-producing investments, multiplied by the weighted average yield of our investments. We expect the dollar amount of interest and any dividend income that we earn to increase as the size of our investments portfolio increases.
The increase in interest income, fee income and dividend income for the year ended December 31, 2024 compared to the years ended December 31, 2023 and 2022 is primarily due to the increase in the size of our investment portfolio.

Expenses
Our operating expenses, together with excise taxes, for the years ended December 31, 2024, 2023 and 2022 were as follows:

	Year Ended December 31,
	2024	2023	2022
Management fees	$5,659	$1,345	$—
Subordinated income incentive fees	6,855	1,218	—
Capital gains incentive fees	1,076	390	—
Interest expense	13,793	1,115	—
Administrative services expenses	1,902	895	—
Accounting and administrative fees	265	59	3
Organizational and offering costs	2,711	—	—
Insurance expense	156	389	—
Audit expense	584	534	—
Other expenses	1,642	391	286
Total operating expenses	34,643	6,336	289
Management and incentive fee waivers	(12,514)	(2,563)	—
Expense (waiver) recoupment	436	(147)	(289)
Net operating expenses before taxes	22,565	3,626	—
Excise taxes	234	73	—
Total net expenses, including excise taxes	$22,799	$3,699	$—
The following table reflects selected expense ratios as a percent of average net assets for the years ended December 31, 2024, 2023 and 2022:

	Year Ended December 31,
	2024	2023	2022
Ratio of operating expenses and excise taxes to average net assets	7.42%	6.12%	9.98%
Ratio of expense waivers to average net assets(1)	(2.63)%	(2.59)%	(9.98)%
Ratio of net operating expenses to average net assets	4.79%	3.53%	—
Ratio of net incentive fees, interest expense and excise taxes to average net assets(1)	3.17%	1.50%	—
Ratio of net operating expenses, excluding certain expenses, to average net assets	1.62%	2.03%	—
__________
(1)Ratio data may be rounded in order to recompute the ending ratio of net operating expenses to average net assets or net operating expenses, excluding certain expenses, to average net assets.

We generally expect our general and administrative expenses to decrease as a percentage of our average net assets because of the anticipated growth in the size of our asset base.
The increase in expenses for the year ended December 31, 2024 compared to the years ended December 31, 2023 and 2022 is primarily due to the increase in the size of our investment portfolio, which increased the amount of the Base Management Fee payable to the Adviser, the acceleration of our operational activity during the year ended December 31, 2024 and the incurrence of borrowings under the K-FIT AB-1 Credit Facility and the Senior Secured Revolving Credit Facility, each as defined in Note 9 to our consolidated financial statements, which increased interest expense.
Interest expense, among other things, may increase or decrease our expense ratios relative to comparative periods depending on portfolio performance, changes in amounts outstanding under our financing arrangement and benchmark interest rates such as SOFR, among other factors.
Net Investment Income
Our net investment income totaled $53,872 ($3.33 per share), $10,045 ($2.74 per share) and $224 ($1.43 per share) for the years ended December 31, 2024, 2023 and 2022, respectively.
The increase in net investment income during the year ended December 31, 2024 compared to the years ended December 31, 2023 and 2022 can primarily be attributed to the increase in interest and fee income discussed above.

Net Realized Gains or Losses
Our net realized gains (losses) on investments, foreign currency forward contracts and foreign currency for the years ended December 31, 2024, 2023 and 2022 were as follows:

	Year Ended December 31,
	2024	2023	2022
Net realized gain (loss) on investments(1)	$73	$12	$—
Net realized gain (loss) on foreign currency forward contracts	(36)	—	—
Net realized gain (loss) on foreign currency	(152)	10	—
Total net realized gain (loss)	$(115)	$22	$—
______________
(1)We sold investments and received principal repayments of $36,859 and $48,713, respectively, during the year ended December 31, 2024, $2,634 and $5,664, respectively, during the year ended December 31, 2023 and $0 and $1, respectively, during the year ended December 31, 2022.

Net Change in Unrealized Appreciation (Depreciation)
Our net change in unrealized appreciation (depreciation) on investments, foreign currency forward contracts and unrealized gain (loss) on foreign currency for the years ended December 31, 2024, 2023 and 2022 were as follows:

	Year Ended December 31,
	2024	2023	2022
Net change in unrealized appreciation (depreciation) on investments	$7,741	$3,465	$5
Net change in unrealized appreciation (depreciation) on foreign currency forward contracts	200	—	—
Net change in unrealized gain (loss) on foreign currency	785	(202)	—
Total net change in unrealized appreciation (depreciation)	$8,726	$3,263	$5
The net change in unrealized appreciation during the years ended December 31, 2024 and 2023 was driven primarily by appreciation on several specific assets in the portfolio.
Net Increase (Decrease) in Net Assets Resulting from Operations
For the years ended December 31, 2024, 2023 and 2022, the net increase in net assets resulting from operations was $62,483 ($3.86 per share), $13,330 ($3.62 per share) and $229 ($1.46 per share), respectively.
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
As of December 31, 2024, we had received capital commitments of $420,000 from investors in the Private Offering, and have called an aggregate of $254,500 in capital contributions in exchange for 8,995,947 in Class I shares in connection with such commitments.
As of December 31, 2024, we had $19,693 in cash and foreign currency, which we held in custodial accounts, and $170,645 in borrowings available under our financing arrangements, subject to borrowing base and other limitations. As of December 31, 2024, we had unfunded debt investments with aggregate unfunded commitments of $258,134 and unfunded equity/other commitments of $22,827. We maintain sufficient cash on hand, available borrowings and liquid securities to fund such unfunded commitments should the need arise.
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
Asset Coverage
Under the provisions of the 1940 Act, following approval from our initial shareholders of the reduced asset coverage requirements under Section 61(a)(2) of the 1940 Act on July 25, 2022, which approval became effective on July 26, 2022, we are currently permitted to issue “senior securities” only in amounts such that our asset coverage, as defined in the 1940 Act, equals at least 150% after each issuance of senior securities. For purposes of the 1940 Act, “asset coverage” means the ratio of (1) the total assets of a BDC, less all liabilities and indebtedness not represented by senior securities, to (2) the aggregate amount of senior securities representing indebtedness (plus, in the case of senior securities represented by preferred stock, the aggregate involuntary liquidation preference of such BDC’s preferred stock). While any senior securities remain outstanding, we will be required to make provisions to prohibit any dividend distribution to our shareholders or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios at the time of the dividend distribution or repurchase.
As of December 31, 2024, the aggregate amount outstanding of the senior securities issued by us was $229,355. As of December 31, 2024, our asset coverage ratio as calculated under the 1940 Act was 462%.
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
Financing Arrangements
The following table presents summary information with respect to our outstanding financing arrangements as of December 31, 2024:

	As of December 31, 2024
Arrangement	Type of Arrangement	Rate	Amount Outstanding		Amount Available	Maturity Date
Senior Secured Revolving Credit Facility(1)	Revolving Credit Facility	SOFR+2.125%(2)	$40,855	(3)	$109,145	July 19, 2028
K-FIT AB-1 Credit Facility(1)	Revolving Credit Facility	SOFR+2.25%(2)	188,500		61,500	October 10, 2028
Total			$229,355		$170,645
___________
(1)The carrying amount outstanding under the facility approximates its fair value.
(2)The benchmark rate is subject to a 0% floor.
(3)Amount includes borrowing in Canadian dollars, Euros and pounds sterling. Canadian dollar balance outstanding of C$500 has been converted to U.S. dollars at an exchange rate of C$1.00 to $0.69 as of December 31, 2024. Euro balance outstanding of €6,500 has been converted to U.S. dollars at an exchange rate of €1.00 to $1.04 as of December 31, 2024. Pounds sterling balance outstanding of £15,000 has been converted to U.S dollars at an exchange rate of £1.00 to $1.25 as of December 31, 2024 to reflect total amount outstanding in U.S. dollars.
See Note 9 to our consolidated financial statements included herein for additional information regarding our financing arrangements.
RIC Status and Distributions
We have elected and intend to qualify annually for federal income tax purposes to be treated as a RIC under Subchapter M of the Code. In order to maintain our qualification as a RIC, we must, among other things, make distributions of an amount at least equal to 90% of our investment company taxable income, determined without regard to any deduction for distributions paid, each tax year. As long as the distributions are declared by the later of the fifteenth day of the tenth month following the close of a tax year or the due date of the tax return for such tax year, including extensions, distributions paid up to twelve months after the current tax year generally can be carried back to the prior tax year for determining the distributions paid in such tax year. We intend to make sufficient distributions to our shareholders to qualify for and maintain our RIC tax status each tax year. We are also subject to a 4% nondeductible federal excise tax on certain undistributed income unless we make distributions in a timely manner to our shareholders generally of an amount at least equal to the sum of (1) 98% of our net ordinary income (taking into account certain deferrals and elections) for the calendar year, (2) 98.2% of our capital gain net income, which is the excess of capital gains in excess of capital losses, or “capital gain net income” (adjusted for certain ordinary losses), for the one-year period ending October 31 of that calendar year and (3) any net ordinary income and capital gain net income for the preceding years that were not distributed during such years and on which we paid no U.S. federal income tax. Any distribution declared by us during October, November or December of any calendar year, payable to shareholders of record on a specified date in such a month and actually paid during January of the following calendar year, will be treated as if it had been paid by us, as well as received by our shareholders, on December 31 of the calendar year in which the distribution was declared. We can offer no assurance that we will achieve results that will permit us to pay any cash distributions.
Subject to applicable legal restrictions, and to the extent that we have taxable income available, we intend to make distributions to holders of our Common Shares. We intend to make monthly distributions to holders of our Common Shares and such distributions are recorded on the record date. All such distributions will be paid at the discretion of the Board and will depend on our earnings, financial condition, maintenance of our tax treatment as a RIC, compliance with applicable BDC regulations and such other factors as the Board may deem relevant from time to time.
The IRS currently requires that a RIC has two or more classes of stock allocate to each such class proportionate amounts of each type of its income (such as ordinary income and capital gains) based upon the percentage of total dividends paid to each class for the tax year. Accordingly, while our Preferred Shares were outstanding, we allocated capital gain dividends, if any, between our Common Shares and Preferred Shares in proportion to the total dividends paid to each class with respect to such tax year.
Prior to the redemption of all of our issued and outstanding Series A Preferred Shares on November 27, 2024, we paid dividends and distributions to our preferred shareholders semi-annually on or before June 30 and December 31 of each year.
During certain periods, our distributions may exceed our earnings. As a result, it is possible that a portion of the distributions we make may represent a return of capital. A return of capital generally is a return of a shareholder’s investment rather than a return of earnings or gains derived from our investment activities. Each year a statement on Form 1099-DIV identifying the sources of the distributions will be mailed to our shareholders. No portion of the distributions paid during the years ended December 31, 2024 and 2023 represented a return of capital.
We intend to make our regular distributions in the form of cash, out of assets legally available for distribution, except for those shareholders who have elected to receive their distributions in the form of additional Common Shares under our distribution reinvestment plan. Any distributions reinvested under the plan will nevertheless remain taxable to a U.S. shareholder.
The following table reflects the cash distributions per share that we have declared on our Common Shares during the years ended December 31, 2024 and 2023:

	For the Year Ended December 31, 2024
Date Declared	Distribution	Record Date	Payment Date	Distribution per Share
January 5, 2024	Regular	January 31, 2024	February 27, 2024	$0.24
February 20, 2024	Regular	February 29, 2024	March 26, 2024	0.24
March 7, 2024	Regular	March 28, 2024	April 26, 2024	0.25
April 3, 2024	Regular	April 30, 2024	May 29, 2024	0.25
May 2, 2024	Regular	May 31, 2024	June 26, 2024	0.25
June 11, 2024	Regular	June 28, 2024	July 29, 2024	0.25
June 11, 2024	Special	June 28, 2024	July 29, 2024	0.10
July 11, 2024	Regular	July 31, 2024	August 28, 2024	0.25
July 31, 2024	Regular	August 30, 2024	September 26, 2024	0.25
September 16, 2024	Regular	September 30, 2024	October 29, 2024	0.25
September 16, 2024	Special	September 30, 2024	October 29, 2024	0.10
October 10, 2024	Regular	October 31, 2024	November 26, 2024	0.25
November 7, 2024	Regular	November 29, 2024	December 27, 2024	0.25
December 12, 2024	Regular	December 31, 2024	January 29, 2025	0.25
December 12, 2024	Special	December 31, 2024	January 29, 2025	0.10
Total				$3.28

	For the Year Ended December 31, 2023
Date Declared	Distribution	Record Date	Payment Date	Distribution per Share
September 26, 2023	Regular	September 29, 2023	October 27, 2023	$0.24
September 26, 2023	Regular	October 31, 2023	November 28, 2023	0.24
September 26, 2023	Regular	November 30, 2023	December 27, 2023	0.24
September 26, 2023	Regular	December 29, 2023	January 30, 2024	0.24
Total				$0.96
See Note 5 to our consolidated financial statements included herein for additional information regarding our distributions.

Recent Developments
Distributions
On January 10, 2025, the Board declared a distribution of $0.25 per Common Share, which was paid on February 26, 2025 to shareholders of record as of the close of business on January 31, 2025. On February 11, 2025, the Board declared a distribution of $0.25 per Common Share, payable on or about March 27, 2025 to shareholders of record as of the close of business on February 28, 2025. On March 10, 2025, the Board declared a distribution of $0.25 per Common Share, payable on or about April 28, 2025 to shareholders of record as of the close of business on March 31, 2025. Additionally, on March 10, 2025, the Board declared a special distribution of $0.10 per Common Share payable on or about April 28, 2025 to shareholders of record as of the close of business on March 31, 2025. Shareholders may receive the distribution payments in cash or in Common Shares in accordance with their election under the Company’s distribution reinvestment plan.
Private Offering Closings
On January 2, 2025, we issued and sold 839,648 Common Shares in the Private Offering (with the final number of Common Shares issued being determined on January 22, 2025) pursuant to Subscription Agreements entered into with the participating investors for aggregate consideration of $24,820.
On February 3, 2025, we issued and sold 2,405,580 Common Shares in the Private Offering (with the final number of Common Shares issued being determined on February 21, 2025) pursuant to Subscription Agreements entered into with the participating investors for aggregate consideration of $71,253.
On March 3, 2025, we issued and sold Common Shares in the Private Offering pursuant to Subscription Agreements entered into with the participating investors for aggregate consideration of $54,123. The final number of Common Shares issued as of March 3, 2025 in connection with the monthly closing will be determined at a later date in connection with the Company’s determination of its net asset value per Common Share as of February 28, 2025.
K-FIT CO-1 Credit Facility
On March 4, 2025, K-FIT Finance CO-1 LLC, or K-FIT CO-1, a wholly-owned, special purpose financing subsidiary of the Company, entered into a revolving credit facility, or the K-FIT CO-1 Credit Facility, pursuant to a Loan, Security and Servicing Agreement, or the Loan Agreement, by and among K-FIT CO-1, as borrower, the Company, as servicer, Capital One, National Association, or Capital One, as administrative agent, hedge counterparty and swingline lender, each of the lenders from time to time party thereto, and Computershare Trust Company, N.A., as collateral administrator and collateral custodian.
The K-FIT CO-1 Credit Facility provides for, among other things, borrowings in U.S. dollars, Australian dollars, Canadian dollars, Euros and British pound sterling in an initial aggregate amount of up to $250,000, with an option for K-FIT CO-1 to elect at one or more times, subject to certain conditions, including the consent of Capital One, to increase the maximum committed amount up to $350,000.
The revolving period during which K-FIT CO-1 is permitted to borrow, repay and re-borrow advances will terminate on March 4, 2028. Advances under the K-FIT CO-1 Credit Facility are subject to satisfaction of certain conditions, including maintenance of the required borrowing base. Any amounts borrowed under the K-FIT CO-1 Credit Facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on March 4, 2030.
Critical Accounting Policies and Estimates
Our financial statements are prepared in conformity with GAAP, which requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Management utilizes available information, including our past history, industry standards and the current economic environment, among other factors, in forming the estimates and judgments, giving due consideration to materiality. Actual results may differ from these estimates. In addition, other companies may utilize different estimates, which may impact the comparability of our results of operations to those of companies in similar businesses. Understanding our accounting policies and the extent to which we use management judgment and estimates in applying these policies is integral to understanding our financial statements. We describe our most significant accounting policies in Note 2 to our consolidated financial statements included herein.
Critical accounting policies are those that require the application of management’s most difficult, subjective or complex judgments, often because of the need to make estimates about the effect of matters that are inherently uncertain and that may change in subsequent periods. We evaluate our critical accounting estimates and judgments required by our policies on an ongoing basis and update them as necessary based on changing conditions. We have identified one of our accounting policies, valuation of portfolio investments, specifically the valuation of Level 3 investments, as critical because it involves significant judgments and assumptions about highly complex and inherently uncertain matters, and the use of reasonably different estimates and assumptions could have a material impact on our reported results of operations or financial condition. As we execute our operating plans, we will describe additional critical accounting policies in the notes to our future financial statements in addition to those discussed below and in the notes to our consolidated financial statements included herein.
As of December 31, 2024, our investment portfolio, valued at fair value in accordance with our Board-approved valuation policy, represented 96.87% of our total assets, as compared to 75.25% of our total assets as of December 31, 2023.
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

See Note 8 to our consolidated financial statements included herein for additional information regarding the fair value of our financial instruments.
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
Other Contractual Obligations
We have entered into the Advisory Agreement and Administration Agreement with the Adviser to provide us with investment advisory and administrative services. Payments for investment advisory services under the Advisory Agreement are equal to (a) an annual Base Management Fee based on the average monthly value of the Company’s net assets during the most recently completed calendar quarter, and (b) an Incentive Fee based on our performance. The Adviser is reimbursed for administrative expenses incurred on our behalf. See Note 4 to our consolidated financial statements included herein for a discussion of these agreements and for the amount of fees and expenses accrued under these agreements during the years ended December 31, 2024 and 2023.
If any of our contractual obligations are terminated, our costs may increase under any new agreements that we enter into as replacements. We would also likely incur expenses in locating alternative parties to provide the services we expect to receive under our Advisory Agreement and our Administration Agreement.
Off-Balance Sheet Arrangements
We may become a party to financial instruments with off-balance sheet risk in the normal course of our business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of December 31, 2024, we had off-balance sheet arrangements with Cliffwater Corporate Lending Fund and CCLF Holdings (D13) LLC, or, together, the Financing Provider, under the Cliffwater Facility Agreement, as described below.
Warehousing Transaction
On August 2, 2022, and as amended and restated on May 9, 2024, the Company entered into a facility agreement, or the Cliffwater Facility Agreement, with the Financing Provider, an unaffiliated third party, to acquire portfolio investments from time to time by purchasing all or a portion of certain investments owned and held by the Financing Provider at the Company’s or the Financing Provider’s request pursuant to the terms and provisions of the Cliffwater Facility Agreement, the Warehousing Transaction. The Cliffwater Facility Agreement creates a forward obligation of the Financing Provider to sell, and a forward obligation of the Company or its designee to purchase, all or a portion of certain investments owned and held by the Financing Provider at the Company’s or the Financing Provider’s request pursuant to the terms and conditions of the Cliffwater Facility Agreement. Prior to the date on which (i) an insolvency proceeding is commenced by the Company or (ii) an insolvency proceeding is commenced against the Company and is not dismissed or stayed within 60 days, the Company’s obligation to purchase such investments is conditional upon satisfying certain conditions, including that the Company has called and received cash funding from subscriptions in an aggregate amount of at least $500,000, such condition referred to as the Capital Condition. The Company made customary representations and warranties in the Cliffwater Facility Agreement.
Subject to satisfaction of the Capital Condition, the Cliffwater Facility Agreement provides that, on or prior to the twenty-four month anniversary of the amended and restated effective date, or the Scheduled Facility End Date, the Financing Provider can require the Company to purchase from the Financing Provider such investments entered into in connection with the Cliffwater Facility Agreement (x) with respect to such investment initially acquired by the Financing Provider prior to the date that the Company has raised investor subscriptions that are callable, have been called or received in an aggregate amount of at least $750,000, such date referred to as the Subscription Threshold Date, in an amount up to 3.0% of the aggregate subscriptions that the Company has raised on or prior to the trade date of any purchase and (y) with respect to such investment initially acquired by the Financing Provider on or after the Subscription Threshold Date, in an amount up to 2.0% of the aggregate subscriptions that the Company has raised on or prior to the trade date of any purchase. Such purchases will be at the prices determined under the Cliffwater Facility Agreement, as discussed further below; provided that, (i) the Company may, on one occasion, extend the Scheduled Facility End Date by three months and (ii) if no notice requiring a purchase or sale, as applicable, of such investments is delivered in accordance with the Cliffwater Facility Agreement by the Scheduled Facility End Date, none of the parties to the Cliffwater Facility Agreement may require the other party to purchase or sell, as applicable, such investments after the Scheduled Facility End Date.
The Financing Provider will receive during the period commencing on the date the applicable Financing Provider acquires an investment and ending on the date immediately preceding the trade date of such investment, the Holding Period, (i) all principal proceeds, all OID and Fees (as defined in the Cliffwater Facility Agreement) paid on account of any portion of an underlying purchased loan that is repaid or prepaid and not available to be reborrowed and an available unfunded commitment that has been terminated, not funded and is not available to be reborrowed by the underlying obligor and all amendment fees on the investments it holds pursuant to the Cliffwater Facility Agreement, during the Holding Period, (ii) all cash interest and payment-in-kind interest and all fees (other than one-time fees) that regularly accrue and are payable to all lenders under the underlying documents for such investments on account of such lenders’ loans or commitments outstanding pursuant to such underlying documents during the Holding Period, and (iii) additional consideration for any investments transferred to the Purchaser that have paid OID and Fees prior to the trade date equal to an amount from 0.25% to 1.50% (based on the length of time such asset is held by the applicable Financing Provider) of the par value or unfunded amount, as applicable, of any such investment as of immediately prior to any transfer of such investment by the Financing Provider to the Company, or the Additional Consideration. In the event the settlement date for any purchase by the Company occurs (i) on or before seven business days after the applicable trade date, such date referred to as a Delayed Comp Trigger Date, the above amounts received by the Financing Provider will be extended to the Delayed Comp Trigger Date and (ii) after the seventh business days after the applicable trade date (in the event such purchase has not occurred by way of a participation), the amounts received by the Financing Provider will include the amounts set forth in the foregoing clause (i) through the Delayed Comp Trigger Date and will also include an amount equal to daily simple SOFR plus 11.448 basis points for each day that elapses between the Delayed Comp Trigger Date and the applicable settlement date. The Company will receive all other OID and Fees and all termination fees, prepayment premiums, make-whole or similar fees or payments with respect to such investments.
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
As of December 31, 2024, the conditions precedent to the Company’s obligation to purchase any additional investments from the Financing Provider had not been met. The Company does not hold any beneficial interest in the warehouse.
During the year ended December 31, 2024, the Company purchased investments, including unfunded commitments, with a cost of $238,169 from the Financing Provider. As of December 31, 2024, $21,179 of these purchases are included in payable for investments purchased in the consolidated statement of assets and liabilities. For the period from January 1, 2025 through March 7, 2025, the Company purchased investments, including unfunded commitments, with a cost of $14,924 from the Financing Provider.
As of March 7, 2025, there were three loans with an aggregate commitment par value of $3,809, inclusive of $642 of unfunded commitments, that the Financing Provider purchased and was holding at the Company’s request pursuant to the Facility Agreement.

Recently Issued Accounting Standards
In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures,” or ASU 2023-07. ASU 2023-07 improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. ASU 2023-07 enhances interim disclosure requirements, clarifies circumstances in which an entity can disclose multiple segment measures of profit or loss, provides new segment disclosure requirements for entities with a single reportable segment and requires disclosure of the title of the chief operating decision maker, or CODM, and an explanation of how the CODM uses the reported measure of segment profit or loss to assess segment performance and allocate resources. The Company has adopted ASU 2023-07 effective December 31, 2024 and concluded that the adoption of this standard impacted financial statement disclosures only and did not affect the Company’s financial position or results of operations.
In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” or ASU 2023-09, which requires additional disaggregated disclosures on the entity’s effective tax rate reconciliation and additional details on income taxes paid. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024 and is to be adopted on a prospective basis with the option to apply retrospectively. The Company is currently assessing the impact of this guidance, however, the Company does not expect a material impact on its consolidated financial statements.
In November 2024, the FASB issued ASU 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures,” or ASU 2024-03, which requires disaggregated disclosure of certain costs and expenses, including purchases of inventory, employee compensation, depreciation, amortization and depletion, within relevant income statement captions. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods beginning with the first quarter ended March 31, 2028. Early adoption and retrospective application is permitted. The Company is currently assessing the impact of this guidance, however, the Company does not expect a material impact on its consolidated financial statements.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
We are subject to financial market risks, including changes in interest rates. As of December 31, 2024, 90.9% of our portfolio investments (based on fair value) were debt investments paying variable interest rates, 6.1% were debt investments paying fixed interest rates, 1.6% were other income producing investments and the remaining 1.4% consisted of non-income producing investments. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to any variable rate investments we hold and to declines in the value of any fixed rate investments we hold. However, many of our variable rate investments provide for an interest rate floor, which may prevent our interest income from increasing until benchmark interest rates increase beyond a threshold amount. To the extent that a substantial portion of our investments may be in variable rate investments, an increase in interest rates beyond this threshold would make it easier for us to meet or exceed the hurdle rate applicable to the Subordinated Incentive Fee on Income, and may result in a substantial increase in our net investment income and to the amount of Incentive Fees payable to the Adviser with respect to our increased pre-Incentive Fee net investment income. A prolonged reduction in interest rates could reduce our gross investment income and could result in a decrease in our net investment income if such decreases in interest rates are not offset by a corresponding increase in the spread over the specified reference rate that we earn on any portfolio investments, a decrease in our operating expenses or a decrease in the interest rate of our floating interest rate liabilities.
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
The following table shows the effect over a twelve-month period of changes in interest rates on our interest income, interest expense and net interest income assuming no changes in the composition of our investment portfolio, including the accrual status of our investments, and our financing arrangements in effect as of December 31, 2024 (dollar amounts are presented in thousands):

Basis Point Change in Interest Rates	Increase (Decrease) in Interest Income(1)	Increase (Decrease) in Interest Expense(2)		Increase (Decrease) in Net Interest Income(1)	Percentage Change in Net Interest Income
Down 250 basis points	$(24,188)	$(5,734)	0	$(18,454)	(21.3)%
Down 200 basis points	(19,350)	(4,587)	0	(14,763)	(17.1)%
Down 150 basis points	(14,513)	(3,440)		(11,073)	(12.8)%
Down 100 basis points	(9,675)	(2,294)	0	(7,381)	(8.5)%
Down 50 basis points	(4,838)	(1,147)		(3,691)	(4.3)%
Up 50 basis points	4,838	1,147		3,691	4.3%
Up 100 basis points	9,675	2,294		7,381	8.5%
Up 150 basis points	14,513	3,440		11,073	12.8%
Up 200 basis points	19,350	4,587		14,763	17.1%
Up 250 basis points	24,188	5,734		18,454	21.3%
_______________
(1)Assumes no defaults or prepayments by portfolio companies over the next twelve months.
(2)Assumes current debt outstanding as of December 31, 2024, and no changes over the next twelve months.
We expect that our long-term investments will be financed primarily with equity and debt. If deemed prudent, we may use interest rate risk management techniques in an effort to minimize our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations. During the year ended December 31, 2024, we did not engage in interest rate hedging activities.
Foreign Currency Risk
From time to time, we may make investments that are denominated in a foreign currency that are subject to the effects of exchange rate movements between the foreign currency of each such investment and the U.S. dollar, which may affect future fair values and cash flows, as well as amounts translated into U.S. dollars for inclusion in our consolidated financial statements.
The table below presents the effect that a 10% immediate, unfavorable change in the foreign currency exchange rates (i.e. strengthening of the U.S. dollar) would have on the fair value of our investments denominated in foreign currencies as of December 31, 2024, by foreign currency, all other valuation assumptions remaining constant. In addition, the table below presents the par value of our investments denominated in foreign currencies and the notional amount of foreign currency forward contracts in local currency in place as of December 31, 2024 to hedge against foreign currency risks. Dollar amounts are presented in thousands.

	Investments Denominated in Foreign Currencies As of December 31, 2024					Economic Hedging As of December 31, 2024
	Cost in Local Currency		Cost in US$	Fair Value	Reduction in Fair Value as of December 31, 2024 if 10% Adverse Change in Exchange Rate(1)	Net Foreign Currency Hedge Amount in Local Currency		Net Foreign Currency Hedge Amount in US$
British Pound Sterling		£17,736	$22,205	$22,203	$2,220		£2,497	$3,126
Canadian Dollars	C$	475	330	322	32	C$	—	—
Euros		€8,583	8,884	8,737	874		€1,390	1,439
Total			$31,419	$31,262	$3,126			$4,565
_______________
(1)Excludes effect, if any, of any foreign currency hedges.
As illustrated in the table above, we use derivative instruments from time to time, including foreign currency forward contracts, to manage the impact of fluctuations in foreign currency exchange rates. In addition, we have the ability to borrow in foreign currencies under our Senior Secured Revolving Credit Facility and under our K-FIT AB-1 Credit Facility, which provide a natural hedge with regard to changes in exchange rates between the foreign currencies and U.S. dollar and reduces our exposure to foreign exchange rate differences. We are typically a net receiver of these foreign currencies as related for our international investment positions, and, as a result, our investments denominated in foreign currencies, to the extent not hedged, benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar.
As of December 31, 2024, the net contractual amount of our foreign currency forward contracts totaled $4,565, all of which related to hedging of our foreign currency denominated debt investments. As of December 31, 2024, we had outstanding borrowings denominated in foreign currencies of C$500, €6,500 and £15,000 under our Senior Secured Revolving Credit Facility.

Item 8.    Financial Statements and Supplementary Data.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. In connection with the preparation of our annual financial statements, management has conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013 (“COSO”). Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls. Based on this evaluation, we have concluded that, as of December 31, 2024, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Trustees of KKR FS Income Trust
We have audited the accompanying consolidated statements of assets and liabilities of KKR FS Income Trust and subsidiaries (the “Company”), including the schedules of investments as of December 31, 2024 and 2023, the related statements of operations, changes in net assets, and cash flows for each of the two years in the period then ended and for the period February 4, 2022 (date of formation) through December 31, 2022, the financial highlights for each of the two years in the period then ended and for the period July 25, 2022 (commencement of operations) through December 31, 2022, and the related notes. In our opinion, the financial statements and financial highlights present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations, changes in net assets, and cash flows for each of the two years in the period then ended and for the period February 4, 2022 (date of formation) through December 31, 2022, and the financial highlights for the each of the two years in the period then ended and for the period July 25, 2022 (commencement of operations) through December 31, 2022 in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These financial statements and financial highlights are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements and financial highlights based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Our audits included performing procedures to assess the risks of material misstatement of the financial statements and financial highlights, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements and financial highlights. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and financial highlights. Our procedures included confirmation of investments owned as of December 31, 2024 and 2023, by correspondence with the custodian, loan agents, and borrowers; when replies were not received, we performed other auditing procedures. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP
San Francisco, California
March 13, 2025
We have served as the auditor of one or more investment companies within the group of investment companies since 2019.

KKR FS Income Trust
Consolidated Statements of Assets and Liabilities
(in thousands, except share and per share amounts)

	December 31, 2024	December 31, 2023
Assets
Investments, at fair value
Non-controlled/unaffiliated investments (amortized cost—$1,027,138 and $259,157, respectively)	$1,037,289	$262,547
Non-controlled/affiliated investments (amortized cost—$8,095 and $0, respectively)	8,841	—
Controlled/affiliated investments (amortized cost—$17,630 and $1,304, respectively)	17,943	1,383
Total investments, at fair value (amortized cost—$1,052,863 and $260,461, respectively)	1,064,073	263,930
Cash	19,277	78,558
Foreign currency (amortized cost—$424 and $425, respectively)	416	433
Receivable for investments sold and repaid	216	210
Income receivable	10,401	3,204
Expense support receivable	—	436
Unrealized appreciation on foreign currency forward contracts	200	—
Deferred financing costs	3,659	3,781
Prepaid expenses and other assets	254	184
Total assets	$1,098,496	$350,736

Liabilities
Payable for investments purchased	$23,746	$8,400
Debt(1)	229,355	94,231
Shareholders’ distributions payable	9,818	2,030
Organizational and offering costs payable	103	—
Accrued capital gains incentive fee(2)	1,467	390
Administrative services expense payable	365	174
Accrued accounting and administrative fees	83	43
Interest payable	3,150	445
Other accrued expenses and liabilities	1,167	614
Total liabilities	269,254	106,327
Commitments and contingencies(3)

Series A Preferred Shares, $0.001 par value, unlimited shares authorized, 0 and 515 shares issued and outstanding, respectively; liquidation preference of $0 and $515, respectively	—	515

Shareholders’ equity
Common Shares, $0.01 par value, unlimited shares authorized, 28,051,771 and 8,457,385 Class I shares issued and outstanding, respectively	281	85
Capital in excess of par value	815,969	238,811
Retained earnings (accumulated deficit)	12,992	4,998
Total shareholders’ equity	829,242	243,894
Total liabilities, preferred shares and shareholders’ equity	$1,098,496	$350,736
Net asset value per share of common shares at period end	$29.56	$28.84
_______________
(1)See Note 9 for a discussion of the Company’s financing arrangements.
(2)See Note 2 for a discussion of the methodology employed by the Company in calculating the capital gains incentive fees.
(3)See Note 10 for a discussion of the Company’s commitments and contingencies.
See notes to consolidated financial statements.

KKR FS Income Trust
Consolidated Statements of Operations
(in thousands, except share and per share amounts)

	Year Ended December 31,
	2024	2023	2022(1)
Investment income
From non-controlled/unaffiliated investments:
Interest income	$65,517	$11,183	$130
Paid-in-kind interest income	1,903	25	—
Fee income	6,737	2,354	94
Dividend and other income	1,707	154	—
From non-controlled/affiliated investments:
Interest income	111	—	—
Paid-in-kind interest income	190	—	—
Fee income	8	—	—
From controlled/affiliated investments:
Interest income	325	—	—
Dividend and other income	173	28	—
Total investment income	76,671	13,744	224

Operating expenses
Management fees	5,659	1,345	—
Subordinated income incentive fees(2)	6,855	1,218	—
Capital gains incentive fees(2)	1,076	390	—
Interest expense(3)	13,793	1,115	—
Administrative services expense	1,902	895	—
Accounting and administrative fees	265	59	3
Organizational and offering costs	2,711	—	—
Insurance expense	156	389	—
Audit expense	584	534	—
Other general and administrative expenses	1,642	391	286
Total operating expenses	34,643	6,336	289
Management and incentive fee waivers	(12,514)	(2,563)	—
Expense waiver(4)	—	(147)	(289)
Recoupment of previously waived expenses(4)	436	—	—
Net expenses	22,565	3,626	—
Net investment income before taxes	54,106	10,118	224
Excise taxes	234	73	—
Net investment income	53,872	10,045	224

Realized and unrealized gain/loss
Net realized gain (loss) on investments:
Non-controlled/unaffiliated investments	73	12	0
Net realized gain (loss) on foreign currency forward contracts	(36)	—	—
Net realized gain (loss) on foreign currency	(152)	10	—
Net change in unrealized appreciation (depreciation) on investments:
Non-controlled/unaffiliated investments	6,761	3,386	5
Non-controlled/affiliated investments	746	—	—
Controlled/affiliated investments	234	79	—
Net change in unrealized appreciation (depreciation) on foreign currency forward contracts	200	—	—
Net change in unrealized gain (loss) on foreign currency	785	(202)	—
Total net realized and unrealized gain (loss)	8,611	3,285	5
Net increase (decrease) in net assets resulting from operations	$62,483	$13,330	$229

See notes to consolidated financial statements.

KKR FS Income Trust
Consolidated Statements of Operations (continued)
(in thousands, except share and per share amounts)

Per share information—basic and diluted
Net increase (decrease) in net assets resulting from operations (Earnings (Losses) per Share)	$3.86	$3.62	$1.46
Weighted average shares outstanding	16,158,361	3,667,293	156,250
_______________
(1)Represents the period from February 4, 2022 (date of formation) through December 31, 2022.
(2)See Note 2 and 4 for a discussion of the methodology employed by the Company in calculating the subordinated income incentive fees and capital gains incentive fees.
(3)See Note 9 for a discussion of the Company’s financing arrangements.
(4)See Note 4 for a discussion of the Company’s expense support and conditional reimbursement.
See notes to consolidated financial statements.

KKR FS Income Trust
Consolidated Statements of Changes in Net Assets
(in thousands)

	Year Ended December 31,
	2024	2023	2022(1)
Operations
Net investment income (loss)	$53,872	$10,045	$224
Net realized gain (loss) on investments, foreign currency forward contracts and foreign currency	(115)	22	0
Net change in unrealized appreciation (depreciation) on investments and foreign currency forward contracts	7,941	3,465	5
Net change in unrealized gain (loss) on foreign currency	785	(202)	—
Net increase (decrease) in net assets resulting from operations	62,483	13,330	229

Shareholder distributions
Distributions to common shareholders	(54,621)	(8,119)	—
Distributions to preferred shareholders	(108)	(46)	—
Net decrease in net assets resulting from shareholder distributions	(54,729)	(8,165)	—

Capital transactions(2)
Issuance of capital	573,230	231,500	7,000
Reinvestment of shareholder distributions	4,364	—	—
Net increase (decrease) in net assets resulting from capital share transactions	577,594	231,500	7,000
Total increase (decrease) in net assets	585,348	236,665	7,229
Net assets at beginning of period	243,894	7,229	—
Net assets at end of year	$829,242	$243,894	$7,229
_______________
(1)Represents the period from February 4, 2022 (date of formation) through December 31, 2022.
(2)See Note 3 for a discussion of the Company’s capital share transactions.
See notes to consolidated financial statements.

KKR FS Income Trust
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2024	2023	2022(1)
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$62,483	$13,330	$229
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of investments	(874,692)	(261,461)	(6,696)
Paid-in-kind interest	(2,093)	(25)	—
Proceeds from sales and repayments of investments	85,572	8,298	1
Net realized (gain) loss on investments	(73)	(12)	—
Net change in unrealized (appreciation) depreciation on investments	(7,741)	(3,465)	(5)
Net change in unrealized (appreciation) depreciation on foreign currency forward contracts	(200)	—	—
Accretion of discount	(1,116)	(563)	(2)
Amortization of deferred financing costs	1,015	256	—
Unrealized (gain)/loss on borrowings in foreign currency	(802)	166	—
(Increase) decrease in receivable for investments sold and repaid	(6)	(210)	—
(Increase) decrease in income receivable	(7,197)	(3,142)	(62)
(Increase) decrease in expense support receivable	436	(147)	(289)
(Increase) decrease in prepaid expenses and other assets	(70)	(131)	(53)
Increase (decrease) in payable for investments purchased	15,346	8,400	—
Increase (decrease) in organizational and offering costs payable	103	—	—
Increase (decrease) in accrued capital gains incentive fee	1,077	390	—
Increase (decrease) in administrative services expense payable	191	174	—
Increase (decrease) in accrued accounting and administrative fees	40	40	3
Increase (decrease) in interest payable	2,705	445	—
Increase (decrease) in other accrued expenses and liabilities	553	275	339
Net cash provided by (used in) operating activities	(724,469)	(237,382)	(6,535)
Cash flows from financing activities
Issuance of capital	573,230	231,500	7,000
Issuance of preferred shares	—	515	—
Redemption of preferred shares	(567)	—	—
Distributions to common shareholders	(42,469)	(6,089)	—
Distributions to preferred shareholders	(56)	(46)	—
Borrowings under financing arrangements	591,808	119,031	—
Repayments under financing arrangements	(455,882)	(24,966)	—
Deferred financing costs paid	(893)	(4,037)	—
Net cash provided by (used in) financing activities	665,171	315,908	7,000
Total increase (decrease) in cash	(59,298)	78,526	465
Cash and foreign currency at beginning of period	78,991	465	—
Cash and foreign currency at end of year	$19,693	$78,991	$465
Supplemental disclosure
Reinvestment of shareholder distributions	$4,364	—	—
Federal and income taxes paid during the period	$7	—	—
Interest paid during the period	$10,073	$414	—
_______________
(1)Represents the period from February 4, 2022 (date of formation) through December 31, 2022.
See notes to consolidated financial statements.

KKR FS Income Trust
Consolidated Schedule of Investments
As of December 31, 2024
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Principal Amount(c)/Shares	Amortized Cost	Fair Value(d)
Senior Secured Loans—First Lien—104.4%
Advanced Dermatology & Cosmetic Surgery	(f)	Health Care Equipment & Services	SF+625	1.0%	5/7/27	$825	$825	$825
Affordable Care Inc	(f)	Health Care Equipment & Services	SF+550, 0.0% PIK (3.3% Max PIK)	0.8%	8/2/28	1,658	1,658	1,656
Alera Group Intermediate Holdings Inc	(f)	Insurance	SF+525	0.8%	10/2/28	1,650	1,650	1,650
Amerivet Partners Management Inc	(f)	Health Care Equipment & Services	SF+525	0.8%	2/25/28	3,300	3,300	3,300
Apex Service Partners LLC	(f)(i)	Commercial & Professional Services	SF+500	1.0%	10/24/29	1,897	1,882	1,897
Apex Service Partners LLC	(f)	Commercial & Professional Services	SF+500	1.0%	10/24/30	745	732	746
Apex Service Partners LLC	(f)(g)(i)	Commercial & Professional Services	SF+500	1.0%	10/24/30	41,120	40,670	41,177
Apex Service Partners LLC	(h)(i)	Commercial & Professional Services	SF+500	1.0%	10/24/29	893	893	893
Apex Service Partners LLC	(h)	Commercial & Professional Services	SF+500	1.0%	10/24/30	1,828	1,828	1,831
Arcfield Acquisition Corp	(f)(g)	Capital Goods	SF+500	0.5%	10/28/31	12,218	12,218	12,285
Arcfield Acquisition Corp	(h)	Capital Goods	SF+500	0.5%	10/28/31	1,375	1,375	1,375
Ardonagh Group Ltd/The	(f)(j)	Insurance	SF+475	0.5%	2/17/31	6,826	6,763	6,894
Area Wide Protective Inc	(f)(g)	Commercial & Professional Services	SF+475	1.0%	12/23/30	5,343	5,305	5,336
Area Wide Protective Inc	(h)	Commercial & Professional Services	SF+475	1.0%	12/23/30	2,769	2,769	2,766
Avetta LLC	(f)	Software & Services	SF+450, 0.0% PIK (2.3% Max PIK)	0.5%	7/26/31	6,557	6,496	6,529
Avetta LLC	(h)	Software & Services	SF+450	0.5%	7/26/30	1,146	1,146	1,141
Avetta LLC	(h)	Software & Services	SF+450, 0.0% PIK (2.3% Max PIK)	0.5%	7/26/31	1,605	1,605	1,598
BDO USA PA	(f)(g)	Commercial & Professional Services	SF+500	2.0%	8/31/28	16,842	16,609	16,865
Cadence Education LLC	(f)	Consumer Services	SF+500	0.8%	5/1/31	9,182	9,139	9,190
Cadence Education LLC	(f)	Consumer Services	SF+500	0.8%	5/1/31	766	763	767
Cadence Education LLC	(h)	Consumer Services	SF+500	0.8%	5/1/30	1,414	1,412	1,414
Cadence Education LLC	(h)	Consumer Services	SF+500	0.8%	5/1/31	1,632	1,632	1,633
Carrier Fire Protection	(f)	Commercial & Professional Services	SF+500, 0.0% PIK (3.0% Max PIK)	0.5%	7/1/31	7,798	7,732	7,785
Carrier Fire Protection	(f)	Commercial & Professional Services	SF+500	0.5%	7/1/30	197	190	197
Carrier Fire Protection	(f)	Commercial & Professional Services	E+500, 0.0% PIK (3.0% Max PIK)	0.5%	7/1/31	1,934	2,092	1,998
Carrier Fire Protection	(f)	Financial Services	E+500	0.5%	7/1/31	35	41	36
Carrier Fire Protection	(h)	Commercial & Professional Services	SF+500, 0.0% PIK (3.0% Max PIK)	0.5%	7/1/31	2,070	2,056	2,067
Carrier Fire Protection	(h)	Commercial & Professional Services	SF+500	0.5%	7/1/30	1,792	1,792	1,789
Carrier Fire Protection	(h)	Financial Services	E+500	0.5%	7/1/31	39	41	41
Clarience Technologies LLC	(f)(g)	Capital Goods	SF+575, 0.0% PIK (2.5% Max PIK)	0.8%	2/13/31	37,336	36,864	37,708
Clarience Technologies LLC	(h)	Capital Goods	SF+575	0.8%	2/13/30	4,067	4,026	4,067
Clarience Technologies LLC	(h)	Capital Goods	SF+575, 0.0% PIK (2.5% Max PIK)	0.8%	2/13/31	4,067	4,026	4,108
CLEAResult Consulting Inc	(f)(g)	Commercial & Professional Services	SF+500, 0.0% PIK (2.5% Max PIK)	0.8%	8/27/31	12,493	12,373	12,380
CLEAResult Consulting Inc	(f)	Commercial & Professional Services	SF+500	0.8%	8/27/31	937	917	929
CLEAResult Consulting Inc	(h)	Commercial & Professional Services	SF+500, 0.0% PIK (2.5% Max PIK)	0.8%	8/27/31	3,123	3,108	3,095
See notes to consolidated financial statements.

KKR FS Income Trust
Consolidated Schedule of Investments (continued)
As of December 31, 2024
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Principal Amount(c)/Shares	Amortized Cost	Fair Value(d)
CLEAResult Consulting Inc	(h)	Commercial & Professional Services	SF+500	0.8%	8/27/31	$1,145	$1,145	$1,135
Community Brands Inc	(g)	Software & Services	SF+500	0.8%	7/1/31	5,821	5,766	5,820
Community Brands Inc	(h)	Software & Services	SF+500	0.8%	7/1/31	641	641	641
Community Brands Inc	(h)	Software & Services	SF+500	0.8%	7/1/31	1,644	1,644	1,644
CSafe Global	(f)(g)	Transportation	SF+575	0.8%	12/14/28	29,717	29,724	30,013
CSafe Global	(f)	Transportation	SA+575	0.8%	12/14/28	3,858	4,874	4,879
CSafe Global	(f)	Transportation	SF+575	0.8%	3/8/29	2,015	2,017	2,015
CSafe Global	(h)	Transportation	SF+575	0.8%	3/8/29	864	864	864
Dental365 LLC	(f)	Health Care Equipment & Services	SF+525	0.8%	5/5/28	222	222	222
Dental365 LLC	(g)	Health Care Equipment & Services	SF+525	0.8%	8/5/28	9,392	9,392	9,392
Dental365 LLC	(f)	Health Care Equipment & Services	SF+525	0.8%	8/7/28	2,235	2,235	2,235
Dental365 LLC	(h)	Health Care Equipment & Services	SF+525	0.8%	5/5/28	1,995	1,995	1,995
Dental365 LLC	(h)	Health Care Equipment & Services	SF+525	0.8%	8/7/28	3,757	3,757	3,757
DOXA Insurance Holdings LLC	(f)	Insurance	SF+525	0.8%	12/20/30	10,952	10,903	11,061
DOXA Insurance Holdings LLC	(h)	Insurance	SF+550	0.8%	12/20/29	1,233	1,233	1,233
DOXA Insurance Holdings LLC	(h)	Insurance	SF+525	0.8%	12/20/30	184	184	186
DOXA Insurance Holdings LLC	(h)	Insurance	SF+500	0.8%	12/20/30	838	838	843
DuBois Chemicals Inc	(f)(g)	Materials	SF+450	0.8%	6/13/31	12,786	12,726	12,817
DuBois Chemicals Inc	(h)	Materials	SF+450	0.8%	6/13/31	2,138	2,138	2,138
DuBois Chemicals Inc	(h)	Materials	SF+450	0.8%	6/13/31	2,138	2,138	2,143
Excelitas Technologies Corp	(f)	Technology Hardware & Equipment	SF+525	0.8%	8/12/29	264	266	264
Galway Partners Holdings LLC	(f)	Insurance	SF+450	0.8%	9/29/28	77	77	77
Galway Partners Holdings LLC	(f)	Insurance	SF+450, 0.0% PIK (1.0% Max PIK)	0.8%	9/29/28	8,087	8,087	8,087
Galway Partners Holdings LLC	(h)	Insurance	SF+450	0.8%	9/29/28	841	841	841
Gigamon Inc	(f)	Software & Services	SF+575	1.0%	3/9/29	825	825	802
Granicus Inc	(f)	Software & Services	SF+350, 2.3% PIK (2.3% Max PIK)	0.8%	1/17/31	326	325	330
Granicus Inc	(f)	Software & Services	SF+300, 2.3% PIK (2.3% Max PIK)	0.8%	1/17/31	3,516	3,516	3,538
Granicus Inc	(h)	Software & Services	SF+525	0.8%	1/17/31	46	46	46
Granicus Inc	(h)	Software & Services	SF+475, 0.0% PIK (2.3% Max PIK)	0.8%	1/17/31	1,339	1,339	1,342
Heritage Environmental Services Inc	(f)(g)	Commercial & Professional Services	SF+525	0.8%	1/31/31	19,903	19,768	20,101
Heritage Environmental Services Inc	(f)	Commercial & Professional Services	SF+500	0.8%	1/31/31	521	521	524
Heritage Environmental Services Inc	(h)	Commercial & Professional Services	SF+550	0.8%	1/31/30	2,797	2,797	2,797
Heritage Environmental Services Inc	(h)	Commercial & Professional Services	SF+500	0.8%	1/31/31	276	276	278
Highgate Hotels Inc	(g)	Consumer Services	SF+550	1.0%	11/5/29	12,609	12,463	12,735
Highgate Hotels Inc	(h)	Consumer Services	SF+550	1.0%	11/5/29	1,592	1,580	1,592
Homrich & Berg Inc	(f)	Financial Services	SF+450	0.8%	8/18/31	142	142	140
See notes to consolidated financial statements.

KKR FS Income Trust
Consolidated Schedule of Investments (continued)
As of December 31, 2024
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Principal Amount(c)/Shares	Amortized Cost	Fair Value(d)
Homrich & Berg Inc	(g)	Financial Services	SF+450	0.8%	11/17/31	$7,861	$7,842	$7,783
Homrich & Berg Inc	(h)	Financial Services	SF+450	0.8%	8/18/31	1,745	1,745	1,728
Homrich & Berg Inc	(h)	Financial Services	SF+450	0.8%	11/17/31	9,433	9,433	9,339
Individual FoodService	(f)(g)	Capital Goods	SF+500	1.0%	10/31/29	22,383	22,021	22,443
Individual FoodService	(h)	Capital Goods	SF+500	1.0%	10/31/29	514	514	515
Insightsoftware.Com Inc	(f)	Software & Services	SF+525	0.8%	5/25/28	260	260	261
Insightsoftware.Com Inc	(f)	Software & Services	SF+525	1.0%	5/25/28	2,769	2,768	2,781
Insightsoftware.Com Inc	(h)	Software & Services	SF+525	0.8%	5/25/28	913	913	917
Insightsoftware.Com Inc	(h)	Software & Services	SF+525	1.0%	5/25/28	889	889	889
Integrated Power Services LLC	(f)(g)	Commercial & Professional Services	SF+450	0.8%	11/22/28	15,394	15,394	15,317
Integrity Marketing Group LLC	(f)(g)(i)	Insurance	SF+500	0.8%	8/25/28	34,880	34,724	34,879
Integrity Marketing Group LLC	(h)(i)	Insurance	SF+500	0.8%	8/28/28	6,058	6,056	6,058
Integrity Marketing Group LLC	(h)(i)	Insurance	SF+500	0.8%	8/28/28	16,841	16,917	16,841
J S Held LLC	(f)(g)	Insurance	SF+550	1.0%	6/1/28	28,786	28,786	28,894
J S Held LLC	(h)	Insurance	SF+550	1.0%	6/1/28	1,588	1,588	1,588
J S Held LLC	(h)	Insurance	SF+550	1.0%	6/1/28	3,375	3,375	3,388
Karman Space Inc	(f)	Capital Goods	SF+625	2.0%	12/21/25	844	835	844
Lazer Logistics Inc	(f)(g)	Transportation	SF+500	0.8%	5/6/30	13,765	13,613	13,834
Lazer Logistics Inc	(h)	Transportation	SF+500	0.8%	5/4/29	1,244	1,230	1,244
Lazer Logistics Inc	(h)	Transportation	SF+500	0.8%	5/6/30	1,918	1,918	1,927
Legends Hospitality LLC	(f)	Consumer Services	SF+500, 0.0% PIK (2.5% Max PIK)	0.8%	8/22/30	201	201	201
Legends Hospitality LLC	(f)(g)(i)	Consumer Services	SF+275, 2.8% PIK (2.8% Max PIK)	0.8%	8/22/31	17,206	17,044	17,168
Legends Hospitality LLC	(h)	Consumer Services	SF+500, 0.0% PIK (2.5% Max PIK)	0.8%	8/22/30	1,809	1,809	1,805
Legends Hospitality LLC	(h)(i)	Consumer Services	SF+275, 2.8% PIK (2.8% Max PIK)	0.8%	8/22/31	1,005	1,005	1,003
Lexitas Inc	(f)(g)	Commercial & Professional Services	SF+625	1.0%	5/18/29	20,871	20,562	21,079
Lipari Foods LLC	(f)(g)	Consumer Staples Distribution & Retail	SF+650	1.0%	10/31/28	16,611	16,430	16,427
Magna Legal Services LLC	(f)	Commercial & Professional Services	SF+600	0.8%	11/21/29	1,211	1,211	1,223
Magna Legal Services LLC	(f)(g)	Commercial & Professional Services	SF+650	0.8%	11/22/29	9,286	9,132	9,379
Magna Legal Services LLC	(h)	Commercial & Professional Services	SF+650	0.8%	11/22/28	861	849	861
Magna Legal Services LLC	(h)	Commercial & Professional Services	SF+600	0.8%	11/21/29	2,386	2,386	2,410
MAI Capital Management LLC	(f)	Financial Services	SF+475, 0.0% PIK (2.4% Max PIK)	0.8%	8/29/31	10,567	10,498	10,544
MAI Capital Management LLC	(f)	Financial Services	SF+475	0.8%	8/29/31	262	262	262
MAI Capital Management LLC	(h)	Financial Services	SF+475, 0.0% PIK (2.4% Max PIK)	0.8%	8/29/31	3,577	3,577	3,570
MAI Capital Management LLC	(h)	Financial Services	SF+475	0.8%	8/29/31	1,705	1,705	1,702
MB2 Dental Solutions LLC	(f)(g)	Health Care Equipment & Services	SF+550	0.8%	2/13/31	22,137	21,877	22,337
MB2 Dental Solutions LLC	(h)	Health Care Equipment & Services	SF+550	0.8%	2/13/31	5,057	5,057	5,103
See notes to consolidated financial statements.

KKR FS Income Trust
Consolidated Schedule of Investments (continued)
As of December 31, 2024
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Principal Amount(c)/Shares	Amortized Cost	Fair Value(d)
MB2 Dental Solutions LLC	(h)	Health Care Equipment & Services	SF+550	0.8%	2/13/31	$1,901	$1,882	$1,901
Mercer Advisors Inc	(f)(g)	Financial Services	SF+475	0.8%	10/4/30	6,745	6,745	6,762
Mercer Advisors Inc	(h)	Financial Services	SF+475	0.8%	10/4/30	10,226	10,226	10,252
Model N Inc	(f)(g)	Software & Services	SF+500, 0.0% PIK (3.0% Max PIK)	0.8%	6/27/31	13,022	12,972	13,026
Model N Inc	(h)	Software & Services	SF+500, 0.0% PIK (3.0% Max PIK)	0.8%	6/27/31	2,664	2,664	2,665
Model N Inc	(h)	Software & Services	SF+500	0.8%	6/27/31	1,421	1,421	1,421
Netsmart Technologies Inc	(f)(i)	Health Care Equipment & Services	SF+250, 2.7% PIK (2.7% Max PIK)	0.8%	8/25/31	32,158	32,007	32,158
Netsmart Technologies Inc	(h)(i)	Health Care Equipment & Services	SF+250, 2.7% PIK (2.7% Max PIK)	0.8%	8/25/31	4,258	4,236	4,258
Netsmart Technologies Inc	(h)	Health Care Equipment & Services	SF+475	0.8%	8/25/31	4,343	4,343	4,343
OEConnection LLC	(f)(g)	Software & Services	SF+500	0.8%	4/22/31	14,688	14,601	14,545
OEConnection LLC	(h)	Software & Services	SF+500	0.8%	4/22/31	2,563	2,560	2,538
OEConnection LLC	(h)	Software & Services	SF+500	0.8%	4/22/31	1,602	1,596	1,586
OEConnection LLC	(h)	Software & Services	SF+500, 0.0% PIK (1.3% Max PIK)	0.8%	4/22/31	1,376	1,376	1,369
Personify Health Inc	(g)	Software & Services	SF+325, 3.0% PIK (3.0% Max PIK)	0.8%	11/8/29	13,132	13,078	13,263
PSC Group	(f)	Transportation	SF+525	0.8%	4/3/30	291	291	291
PSC Group	(f)	Transportation	SF+525	0.8%	4/3/31	2,655	2,635	2,673
PSC Group	(h)	Transportation	SF+525	0.8%	4/3/30	117	117	117
PSC Group	(h)	Transportation	SF+525	0.8%	4/3/31	543	543	547
PSKW LLC (dba ConnectiveRx)	(f)(g)	Health Care Equipment & Services	SF+550	1.0%	3/9/28	28,242	28,242	28,242
Radwell International LLC	(f)	Capital Goods	SF+550	0.8%	4/1/28	363	333	363
Radwell International LLC	(f)(g)	Capital Goods	SF+550	0.8%	4/1/29	28,639	28,302	28,639
Radwell International LLC	(h)	Capital Goods	SF+550	0.8%	4/1/28	1,451	1,451	1,451
Radwell International LLC	(h)	Capital Goods	SF+550	0.8%	4/1/29	9,233	9,233	9,233
Revere Superior Holdings Inc	(g)	Software & Services	SF+500	1.0%	10/1/29	348	348	347
Revere Superior Holdings Inc	(f)(g)(i)	Software & Services	SF+500	1.0%	10/1/29	4,021	4,021	4,010
Revere Superior Holdings Inc	(h)(i)	Software & Services	SF+500	1.0%	10/1/29	477	477	476
Revere Superior Holdings Inc	(h)(i)	Software & Services	SF+500	1.0%	10/1/29	538	538	538
Rialto Capital Management LLC	(f)	Financial Services	SF+500	0.8%	12/5/30	10,503	10,399	10,398
Rialto Capital Management LLC	(h)	Financial Services	SF+500	0.8%	12/5/30	362	362	362
Rockefeller Capital Management LP	(f)	Financial Services	SF+475	0.5%	4/4/31	1,698	1,682	1,715
Rockefeller Capital Management LP	(h)	Financial Services	SF+475	0.5%	4/4/31	4,113	4,097	4,154
RSC Insurance Brokerage Inc	(f)	Insurance	SF+475	0.8%	11/1/29	827	831	834
Service Express Inc	(f)	Commercial & Professional Services	SF+475, 0.0% PIK (2.4% Max PIK)	0.5%	8/15/31	13,705	13,640	13,637
Service Express Inc	(f)	Commercial & Professional Services	C+475	0.5%	8/15/31	466	330	322
Service Express Inc	(h)	Commercial & Professional Services	SF+475, 0.0% PIK (2.4% Max PIK)	0.5%	8/15/31	3,263	3,263	3,247
Service Express Inc	(h)	Commercial & Professional Services	SF+475	0.5%	8/15/31	1,535	1,535	1,527
See notes to consolidated financial statements.

KKR FS Income Trust
Consolidated Schedule of Investments (continued)
As of December 31, 2024
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Principal Amount(c)/Shares	Amortized Cost	Fair Value(d)
Shaw Development LLC	(f)(g)	Capital Goods	SF+600	0.5%	10/30/29	$17,124	$16,927	$16,716
Shaw Development LLC	(h)	Capital Goods	SF+600	0.5%	10/30/29	2,054	2,049	2,005
Spotless Brands LLC	(f)(g)	Consumer Services	SF+575	1.0%	7/25/28	16,157	15,891	16,270
Spotless Brands LLC	(f)	Consumer Services	SF+550	1.0%	7/25/28	3,658	3,624	3,658
Spotless Brands LLC	(h)	Consumer Services	SF+550	1.0%	7/25/28	3,034	3,034	3,034
STV Group Inc	(f)	Capital Goods	SF+500	0.8%	3/20/30	198	197	198
STV Group Inc	(g)	Capital Goods	SF+500	0.8%	3/20/31	6,862	6,797	6,905
STV Group Inc	(h)	Capital Goods	SF+500	0.8%	3/20/30	1,185	1,185	1,185
STV Group Inc	(h)	Capital Goods	SF+500	0.8%	3/20/31	1,975	1,974	1,988
SureScripts LLC	(f)(g)	Health Care Equipment & Services	SF+400	0.8%	11/1/31	29,688	29,397	29,390
SureScripts LLC	(h)	Health Care Equipment & Services	SF+400	0.8%	11/1/31	5,938	5,938	5,878
Turnpoint Services Inc	(g)	Capital Goods	SF+500, 0.0% PIK (3.0% Max PIK)	0.8%	6/17/31	5,650	5,596	5,614
Turnpoint Services Inc	(h)	Capital Goods	SF+500, 0.0% PIK (3.0% Max PIK)	0.8%	6/17/30	692	692	688
Turnpoint Services Inc	(h)	Capital Goods	SF+500, 0.0% PIK (3.0% Max PIK)	0.8%	6/17/31	1,108	1,108	1,101
USIC Holdings Inc	(f)(g)	Commercial & Professional Services	SF+550	0.8%	9/10/31	23,932	23,811	24,050
USIC Holdings Inc	(f)	Commercial & Professional Services	SF+525	0.8%	9/10/31	694	691	694
USIC Holdings Inc	(h)	Commercial & Professional Services	SF+550	0.8%	9/10/31	1,313	1,313	1,319
USIC Holdings Inc	(h)	Commercial & Professional Services	SF+525	0.8%	9/10/31	2,341	2,341	2,341
Veriforce LLC	(g)(j)	Software & Services	SF+500	0.8%	11/21/31	9,263	9,217	9,217
Veriforce LLC	(f)(j)	Software & Services	SA+500	0.8%	11/21/31	3,392	4,247	4,225
Veriforce LLC	(h)(j)	Software & Services	SF+500	0.8%	11/21/31	1,170	1,170	1,164
Veriforce LLC	(h)(j)	Software & Services	SF+500	0.8%	11/21/31	935	935	931
VetCor Professional Practices LLC	(f)	Health Care Equipment & Services	SF+575	0.8%	8/31/29	3,158	3,158	3,158
Wealth Enhancement Group LLC	(g)	Financial Services	SF+500	1.0%	10/2/28	2,480	2,480	2,496
Wealth Enhancement Group LLC	(f)	Financial Services	SF+500	1.0%	10/4/28	4,666	4,666	4,697
Wealth Enhancement Group LLC	(h)	Financial Services	SF+500	1.0%	10/4/28	298	298	298
Woolpert Inc	(f)	Capital Goods	SF+500	1.0%	4/5/29	108	118	108
Woolpert Inc	(f)(g)	Capital Goods	SF+500	1.0%	4/5/30	20,752	20,756	21,026
Woolpert Inc	(h)	Capital Goods	SF+500	1.0%	4/5/29	2,984	2,984	2,984
Woolpert Inc	(h)	Capital Goods	SF+500	1.0%	4/5/30	5,195	5,195	5,264
Zeus Industrial Products Inc	(f)	Health Care Equipment & Services	SF+550, 0.0% PIK (2.8% Max PIK)	0.8%	2/28/31	23,256	23,066	23,487
Zeus Industrial Products Inc	(f)	Health Care Equipment & Services	SF+550	0.8%	2/28/31	1,522	1,500	1,537
Zeus Industrial Products Inc	(h)	Health Care Equipment & Services	SF+550	0.8%	2/28/30	3,261	3,244	3,261
Zeus Industrial Products Inc	(h)	Health Care Equipment & Services	SF+550	0.8%	2/28/31	2,826	2,826	2,855
Total Senior Secured Loans—First Lien							1,058,461	1,065,991
Unfunded Loan Commitments							(200,503)	(200,503)
Net Senior Secured Loans—First Lien							857,958	865,488
See notes to consolidated financial statements.

KKR FS Income Trust
Consolidated Schedule of Investments (continued)
As of December 31, 2024
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Principal Amount(c)/Shares	Amortized Cost	Fair Value(d)
Subordinated Debt—0.2%
Apex Service Partners LLC	(f)	Commercial & Professional Services	14.3% PIK (14.3% Max PIK)		4/23/31	$555	$555	$544
Apex Service Partners LLC	(f)	Commercial & Professional Services	14.3% PIK (14.3% Max PIK)		4/23/31	1,146	1,127	1,123
Total Subordinated Debt							1,682	1,667

Asset Based Finance—23.7%
Altitude II IRL WH Borrower DAC, Revolver	(f)(j)	Capital Goods	SF+1,000	0.0%	1/12/30	$89	89	89
Altitude II IRL WH Borrower DAC, Revolver	(h)(j)	Capital Goods	SF+1,000	0.0%	1/12/30	$54	54	54
Australis Maritime II, ABF Equity	(f)(j)(m)	Transportation				690,343	690	694
Auxilior Capital Partners Inc, Preferred Equity	(f)	Financial Services	5.0%, 9.5% PIK (9.5% Max PIK)		4/30/30	$1,100	1,100	1,102
Bankers Healthcare Group LLC, Term Loan	(f)(j)	Financial Services	22.0%		11/8/27	$771	771	757
Bausch Health Cos Inc, Revolver	(f)(j)	Pharmaceuticals, Biotechnology & Life Sciences	SF+665	1.0%	1/28/28	$18,750	18,273	18,750
Bausch Health Cos Inc, Revolver	(h)(j)	Pharmaceuticals, Biotechnology & Life Sciences	SF+665	1.0%	1/28/28	$18,750	18,750	18,750
CAFL 2024-RTL1 Issuer LLC, ABS	(e)(f)(j)	Real Estate Management & Development	10.2%		11/28/31	$2,500	2,500	2,505
Curia Global Inc, Revolver	(f)(j)	Pharmaceuticals, Biotechnology & Life Sciences	SF+625	1.0%	1/29/29	$15,500	15,330	15,500
Curia Global Inc, Revolver	(h)(j)	Pharmaceuticals, Biotechnology & Life Sciences	SF+625	1.0%	1/29/29	$5,333	5,333	5,333
Discover Financial Services, ABF Equity	(f)(j)(k)(m)	Financial Services				5,227,351	5,227	5,402
Discover Financial Services, Subordinated Loan	(f)(j)(m)	Financial Services	15.0%		9/6/34	$9,708	9,708	9,708
Discover Financial Services, Subordinated Loan	(h)(j)(m)	Financial Services	15.0%		9/6/34	$23	23	23
Drive Revel, ABF Equity	(f)(j)	Financial Services				327,630	354	400
EFMT 2024-INV1, ABS	(e)(f)(j)	Real Estate Management & Development	7.6%		3/25/69	$6,380	6,083	6,223
FIGRE Trust 2024-HE3, ABS	(e)(f)(j)	Real Estate Management & Development	9.3%		7/25/54	$1,913	1,921	1,927
Global Lending Services LLC, ABF Equity	(f)(j)(k)	Financial Services				1,171,192	1,171	1,305
Global Lending Services LLC, Bond	(f)(j)	Financial Services	12.5% PIK (12.5% Max PIK)		12/31/32	$4,685	4,685	4,685
GreenSky Holdings LLC, ABF Equity	(f)(k)(l)	Financial Services				1,332,761	1,333	1,863
GreenSky Holdings LLC, ABF Equity	(f)(j)(k)(l)	Financial Services				2,574,072	2,574	2,790
GreenSky Holdings LLC, Term Loan	(f)(l)	Financial Services	9.3% PIK (9.3% Max PIK)		3/14/34	$4,188	4,188	4,188
GreenSky Holdings LLC, Term Loan	(h)(l)	Financial Services	9.3% PIK (9.3% Max PIK)		3/14/34	$374	374	374
See notes to consolidated financial statements.

KKR FS Income Trust
Consolidated Schedule of Investments (continued)
As of December 31, 2024
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Principal Amount(c)/Shares	Amortized Cost	Fair Value(d)
HOMES 2024-AFC1 Trust, Structured Mezzanine	(e)(f)(j)	Real Estate Management & Development	7.6%		8/25/59	$1,944	$1,848	$1,816
Homeward Opportunities Fund Trust 2024-RRTL2, ABS	(e)(f)(j)	Real Estate Management & Development	9.1%		9/25/39	$7,878	7,878	7,864
KKR Altitude II Offshore Aggregator LP, Partnership Interest	(f)(j)(m)	Capital Goods				2,004,586	2,005	2,139
Lennar Corp, ABF Equity	(f)(j)	Consumer Durables & Apparel				4,967,714	4,968	5,131
Lennar Corp, Term Loan	(f)(j)	Consumer Durables & Apparel	10.8%, 0.0% PIK (10.8% Max PIK)		8/30/29	$4,278	4,278	4,278
Lennar Corp, Term Loan	(h)(j)	Consumer Durables & Apparel	10.8%, 0.0% PIK (10.8% Max PIK)		8/30/29	$328	328	328
LHOME Mortgage Trust 2024-RTL4, ABS	(e)(f)(j)	Real Estate Management & Development	9.3%		7/25/39	$7,513	7,513	7,532
Norway_France, ABF Equity	(f)(j)	Financial Services				2,674,089	2,975	2,787
Optio Invest, ABF Equity	(f)(j)	Financial Services				459,091	583	712
PayPal Europe Sarl et Cie SCA, ABF Equity	(f)(j)	Financial Services				3,154,023	3,422	3,516
Powin Energy Corp/NV, Revolver	(f)	Capital Goods	13.5%, 0.0% PIK (13.5% Max PIK)		9/30/27	$5,247	5,247	5,247
Powin Energy Corp/NV, Revolver	(h)	Capital Goods	13.5%, 0.0% PIK (13.5% Max PIK)		9/30/27	$7,253	7,253	7,253
Powin Energy Corp/NV, Warrants	(k)	Capital Goods				87,778	—	—
Powin Energy Corp/NV, Warrants	(k)	Capital Goods				342,921	—	—
Powin Energy Corp/NV, Warrants	(k)	Capital Goods				342,921	—	—
Powin Energy Corp/NV, Warrants	(k)	Capital Goods				87,778	—	—
Pretium Partners LLC P1, Structured Mezzanine	(f)(j)	Equity Real Estate Investment Trusts (REITs)	2.8%, 5.3% PIK (5.3% Max PIK)		10/22/26	$20,676	19,954	20,676
Progress Residential 2024-SFR4 Trust, Structured Mezzanine	(e)(f)(j)	Real Estate Management & Development	3.4%		7/17/41	$6,250	4,929	5,001
PRPM 2024-RCF4 LLC, ABS	(e)(f)(j)	Real Estate Management & Development	4.0%		7/25/54	$2,813	2,300	2,350
PRPM 2024-RCF5 LLC, ABS	(e)(f)(j)	Real Estate Management & Development	4.0%		8/25/54	$3,750	3,146	3,152
Rain City Mortgage Trust 2024-RTL1, ABS	(e)(f)(j)	Real Estate Management & Development	10.2%		11/25/29	$3,290	3,290	3,285
Rosemawr Management LLC, ABS	(f)	Utilities	5.0%		8/15/54	$1,102	990	991
Rosemawr Management LLC, Structured Mezzanine	(f)	Utilities	7.3%		8/15/54	$653	588	587
Saluda Grade Alternative Mortgage Trust 2022-BC2, Structured Mezzanine	(f)(j)	Real Estate Management & Development	8.0%		7/25/30	$219	219	218
Saluda Grade Alternative Mortgage Trust 2022-BC2, Structured Mezzanine	(f)(j)	Real Estate Management & Development	18.0%		7/25/30	$147	107	128
Saluda Grade Alternative Mortgage Trust 2022-BC2, Term Loan	(f)(j)	Real Estate Management & Development	7.3%		7/25/30	$1,313	1,313	1,316
Saluda Grade Alternative Mortgage Trust 2023-LOC2, Structured Mezzanine	(f)(j)	Real Estate Management & Development			10/25/53	324,980	531	467
See notes to consolidated financial statements.

KKR FS Income Trust
Consolidated Schedule of Investments (continued)
As of December 31, 2024
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Principal Amount(c)/Shares	Amortized Cost	Fair Value(d)
SunPower Financial, ABF Equity	(f)(j)(k)	Financial Services				161,479	$161	$201
Synovus Financial Corp, ABF Equity	(f)(j)	Banks				1,063,427	1,063	1,148
TalkTalk Telecom Group Ltd, Revolver	(f)(j)	Commercial & Professional Services	SA+700	1.5%	9/5/26	£8,541	10,784	10,693
TalkTalk Telecom Group Ltd, Revolver	(h)(j)	Commercial & Professional Services	SA+700	1.5%	9/5/26	£2,303	2,861	2,861
TDC LLP, ABF Equity	(f)(j)(k)	Financial Services				68,953	87	83
TDC LLP, Preferred Equity	(f)(j)	Financial Services	8.0%			£1,282	1,630	1,611
Trinseo Materials Operating SCA / Trinseo Materials Finance Inc, Revolver	(f)(j)	Materials	SF+475	1.0%	1/18/28	$8,537	8,537	8,581
Trinseo Materials Operating SCA / Trinseo Materials Finance Inc, Revolver	(h)(j)	Materials	SF+475	1.0%	1/18/28	$8,537	8,537	8,581
Vehicle Secured Funding Trust, ABF Equity	(f)(j)(k)	Financial Services				2,638,928	2,639	2,876
Vehicle Secured Funding Trust, Term Loan	(f)(j)	Financial Services	15.0% PIK (15.0% Max PIK)		1/25/46	$7,917	7,917	7,917
Weber-Stephen Products LLC, Revolver	(f)(j)	Consumer Discretionary Distribution & Retail	SF+575	1.0%	12/19/26	$6,549	6,324	6,591
Weber-Stephen Products LLC, Revolver	(h)(j)	Consumer Discretionary Distribution & Retail	SF+575	1.0%	12/19/26	$14,284	14,284	14,376
Total Asset Based Finance							251,020	254,715
Unfunded Commitments							(57,797)	(57,797)
Net Asset Based Finance							193,223	196,918
TOTAL INVESTMENTS—128.3%							$1,052,863	1,064,073
LIABILITIES IN EXCESS OF OTHER ASSETS—(28.3)%								(234,831)
NET ASSETS—100.0%								$829,242

Foreign currency forward contracts

Foreign Currency	Settlement Date	Counterparty	Amount and Transaction			US$ Value at Settlement Date	US$ Value at December 31, 2024	Unrealized Appreciation (Depreciation)
EUR	5/25/28	Goldman Sachs Bank USA	€	1,300	Sold	$1,470	$1,439	$31
GBP	6/10/25	Goldman Sachs Bank USA	£	2,500	Sold	3,295	3,126	169
Total						$4,765	$4,565	$200
See notes to consolidated financial statements.

KKR FS Income Trust
Consolidated Schedule of Investments (continued)
As of December 31, 2024
(in thousands, except share amounts)

________
(a)Security may be an obligation of one or more entities affiliated with the named company.
(b)Certain variable rate securities in the Company’s portfolio bear interest at a rate determined by a publicly disclosed base rate plus a basis point spread. As of December 31, 2024, the Secured Overnight Financing Rate, or SOFR or “SF”, was 4.31%, the Sterling Overnight Index Average, or SONIA or “SA”, was 4.62%, the Euro Interbank Offered Rate, or EURIBOR or “E”, was 2.71% and the Canadian Dollar Offered Rate, or CDOR or “C”, was 4.97%. PIK means paid-in-kind. PIK income accruals may be adjusted based on the performance of the underlying investment. Variable rate securities with no floor rate use the respective benchmark rate in all cases.
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
(i)Position or portion thereof unsettled as of December 31, 2024.
(j)The investment, or portion of the investment is not a qualifying asset under the Investment Company Act of 1940, as amended. A business development company may not acquire any asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company’s total assets. As of December 31, 2024, 81.4% of the Company’s total assets represented qualifying assets.
(k)Security is non-income producing.
(l)Under the Investment Company Act of 1940, as amended, the Company generally is deemed to be an “affiliated person” of a portfolio company if it owns 5% or more of the portfolio company’s voting securities and is generally deemed to “control” a portfolio company if it owns more than 25% of the portfolio company’s voting securities or it has the power to exercise control over the management or policies of such portfolio company. As of December 31, 2024, the Company held investments in portfolio companies of which it is deemed to be an “affiliated person” but is not deemed to “control”. The following table presents certain information with respect to investments in portfolio companies of which the Company was deemed to be an affiliated person as of December 31, 2024:

Portfolio Company	Fair Value at December 31, 2023	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at December 31, 2024	Interest Income(3)	Fee Income(3)	Dividend and Other Income(3)
Asset Based Finance
GreenSky Holdings LLC, ABF Equity	$—	$1,333	$—	$—	$530	$1,863	$—	$—	$—
GreenSky Holdings LLC, ABF Equity	—	2,574	—	—	216	2,790	—	8	—
GreenSky Holdings LLC, Term Loan	—	4,188	—	—	—	4,188	111	—	—
Total	$—	$8,095	$—	$—	$746	$8,841	$111	$8	$—
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
(3)Interest, fee and dividend and other income presented for the full year ended December 31, 2024.
See notes to consolidated financial statements.

KKR FS Income Trust
Consolidated Schedule of Investments (continued)
As of December 31, 2024
(in thousands, except share amounts)

(m)Under the Investment Company Act of 1940, as amended, the Company generally is deemed to be an “affiliated person” of a portfolio company if it owns 5% or more of the portfolio company’s voting securities and is generally deemed to “control” a portfolio company if it owns more than 25% of the portfolio company’s voting securities or it has the power to exercise control over the management or policies of such portfolio company. As of December 31, 2024, the Company held investments in portfolio companies of which it is deemed to be an “affiliated person” and deemed to “control”. The following table presents certain information with respect to investments in portfolio companies of which the Company was deemed to be an affiliated person and deemed to control as of December 31, 2024:

Portfolio Company	Fair Value at December 31, 2023	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at December 31, 2024	Interest Income(3)	Fee Income(3)	Dividend and Other Income(3)
Asset Based Finance
Australis Maritime II, ABF Equity	$426	$366	$(57)	$—	$(41)	$694	$—	$—	$77
Discover Financial Services, ABF Equity	—	5,227	—	—	175	5,402	—	—	—
Discover Financial Services, Subordinated Loan	—	9,708	—	—	—	9,708	325	—	—
KKR Altitude II Offshore Aggregator LP, Partnership Interest	957	1,082	—	—	100	2,139	—	—	96
Total	$1,383	$16,383	$(57)	$—	$234	$17,943	$325	$—	$173
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
(3)Interest, fee and dividend and other income presented for the full year ended December 31, 2024.
See notes to consolidated financial statements.

KKR FS Income Trust
Consolidated Schedule of Investments
As of December 31, 2023
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Principal Amount(c)/Shares	Amortized Cost	Fair Value(d)
Senior Secured Loans—First Lien—83.8%
Apex Service Partners LLC	(f)	Commercial & Professional Services	SF+650	1.0%	10/24/29	$146	$146	$144
Apex Service Partners LLC	(f)(g)	Commercial & Professional Services	SF+500, 2.0% PIK (2.0% Max PIK)	1.0%	10/24/30	22,408	22,150	22,128
Apex Service Partners LLC	(h)	Commercial & Professional Services	SF+650	1.0%	10/24/29	1,682	1,682	1,661
Apex Service Partners LLC	(h)	Commercial & Professional Services	SF+500, 2.0% PIK (2.0% Max PIK)	1.0%	10/24/30	4,264	4,264	4,211
BDO USA PA	(f)(g)(i)	Commercial & Professional Services	SF+600	2.0%	8/31/28	17,012	16,751	16,842
DOXA Insurance Holdings LLC	(f)	Insurance	SF+550	0.8%	12/31/30	5,751	5,694	5,694
DOXA Insurance Holdings LLC	(h)	Insurance	SF+550	0.8%	12/20/29	1,233	1,233	1,233
DOXA Insurance Holdings LLC	(h)	Insurance	SF+550	0.8%	12/31/30	5,465	5,465	5,410
Highgate Hotels Inc	(g)	Consumer Services	SF+550	1.0%	11/5/29	6,368	6,306	6,305
Highgate Hotels Inc	(h)	Consumer Services	SF+550	1.0%	11/5/29	796	796	788
Individual FoodService	(f)(g)	Capital Goods	SF+600	1.0%	10/31/29	21,387	20,975	20,959
Individual FoodService	(h)	Capital Goods	SF+600	1.0%	10/31/29	1,731	1,731	1,696
Individual FoodService	(h)	Capital Goods	SF+600	1.0%	10/31/29	1,764	1,764	1,729
Integrity Marketing Group LLC	(f)	Insurance	SF+650	0.8%	8/27/26	2,837	2,810	2,837
Integrity Marketing Group LLC	(f)(g)	Insurance	SF+600	0.8%	8/27/26	20,657	20,456	20,616
Integrity Marketing Group LLC	(h)	Insurance	SF+650	1.0%	8/27/26	4,525	4,525	4,525
Lazer Logistics Inc	(f)(g)	Transportation	SF+550	0.8%	5/6/30	1,119	1,113	1,096
Lazer Logistics Inc	(f)(g)	Transportation	SF+625	0.8%	5/6/30	11,819	11,655	12,035
Lazer Logistics Inc	(h)	Transportation	SF+625	0.8%	5/4/29	1,244	1,228	1,244
Lazer Logistics Inc	(h)	Transportation	SF+550	0.8%	5/6/30	2,877	2,877	2,818
Lexitas Inc	(f)(g)	Commercial & Professional Services	SF+675	1.0%	5/18/29	16,441	16,093	16,694
Lexitas Inc	(h)	Commercial & Professional Services	SF+675	1.0%	5/18/29	4,643	4,643	4,714
Lipari Foods LLC	(f)(g)	Consumer Staples Distribution & Retail	SF+650	1.0%	10/31/28	16,823	16,553	16,688
Lipari Foods LLC	(h)	Consumer Staples Distribution & Retail	SF+650	1.0%	10/31/28	1,930	1,930	1,915
Magna Legal Services LLC	(g)	Commercial & Professional Services	SF+650	0.8%	11/22/29	7,325	7,185	7,322
Magna Legal Services LLC	(f)	Commercial & Professional Services	SF+650	0.8%	11/22/29	2,051	2,013	2,050
Magna Legal Services LLC	(f)	Commercial & Professional Services	SF+600	0.8%	11/21/29	124	124	122
Magna Legal Services LLC	(h)	Commercial & Professional Services	SF+650	0.8%	11/22/28	861	845	861
Magna Legal Services LLC	(h)	Commercial & Professional Services	SF+600	0.8%	11/21/29	3,483	3,483	3,449
Radwell International LLC/PA	(f)	Capital Goods	SF+675	0.8%	4/1/28	293	268	293
Radwell International LLC/PA	(f)(g)	Capital Goods	SF+675	0.8%	4/1/29	24,314	24,022	24,801
Radwell International LLC/PA	(h)	Capital Goods	SF+675	0.8%	4/1/28	1,172	1,172	1,172
Shaw Development LLC	(g)	Capital Goods	SF+600	0.5%	10/30/29	8,627	8,543	8,583
Shaw Development LLC	(h)	Capital Goods	SF+600	0.5%	10/30/29	1,027	1,027	1,022
Spotless Brands LLC	(g)	Consumer Services	SF+650	1.0%	7/25/28	6,488	6,286	6,509
See notes to consolidated financial statements.

KKR FS Income Trust
Consolidated Schedule of Investments (continued)
As of December 31, 2023
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Principal Amount(c)/Shares	Amortized Cost	Fair Value(d)
Spotless Brands LLC	(h)	Consumer Services	SF+675	1.0%	7/25/28	$9,805	$9,706	$9,952
Virgin Pulse Inc	(g)	Software & Services	SF+575, 0.0% PIK (2.5% Max PIK)	0.8%	11/8/29	12,833	12,770	12,698
Total Senior Secured Loans—First Lien							250,284	252,816
Unfunded Loan Commitments							(48,502)	(48,502)
Net Senior Secured Loans—First Lien							201,782	204,314

Subordinated Debt—0.4%
Apex Service Partners LLC	(f)	Commercial & Professional Services	14.3% PIK (14.3% Max PIK)		4/23/31	996	$973	$972
Apex Service Partners LLC	(h)	Commercial & Professional Services	14.3% PIK (14.3% Max PIK)		4/23/31	485	485	474
Total Subordinated Debt							1,458	1,446
Unfunded Debt Commitments							(485)	(485)
Net Subordinated Debt							973	961

Asset Based Finance— 24.0%
Altitude II IRL WH Borrower DAC, Revolver	(f)(j)	Capital Goods	SF+1,000	0.0%	1/12/30	$71	$71	$71
Altitude II IRL WH Borrower DAC, Revolver	(h)(j)	Capital Goods	SF+1,000	0.0%	1/12/30	$71	71	71
Australis Maritime II, Private Equity	(f)(j)(k)(l)	Transportation				380,719	381	426
Bankers Healthcare Group LLC, Term Loan	(f)(j)	Financial Services	22.0%		11/8/27	$788	788	785
Bausch Health Cos Inc, Revolver	(f)(j)	Pharmaceuticals, Biotechnology & Life Sciences	SF+665	1.0%	1/28/28	$21,875	21,280	21,875
Bausch Health Cos Inc, Revolver	(h)(j)	Pharmaceuticals, Biotechnology & Life Sciences	SF+665	1.0%	1/28/28	$15,625	15,625	15,625
Drive Revel, Private Equity	(f)(j)(k)	Financial Services				81,101	89	96
KKR Altitude II Offshore Aggregator LP, Partnership Interest	(f)(j)(l)	Capital Goods				922,641	923	957
Optio Invest, Private Equity	(f)(j)(k)	Financial Services				101,365	128	129
PayPal Europe Sarl et Cie SCA, Private Equity	(f)(j)(k)	Financial Services				2,498,362	2,685	2,679
Saluda Grade Alternative Mortgage Trust 2022-BC2, Structured Mezzanine	(f)(j)	Real Estate Management & Development	8.0%		7/25/30	$251	251	246
Saluda Grade Alternative Mortgage Trust 2022-BC2, Structured Mezzanine	(f)(j)	Real Estate Management & Development	18.0%		7/25/30	$147	103	118
Saluda Grade Alternative Mortgage Trust 2022-BC2, Term Loan	(f)(j)	Real Estate Management & Development	7.3%		7/25/30	$1,507	1,507	1,489
SG Residential Mortgage Trust 2022-2, Structured Mezzanine	(e)(f)(j)	Real Estate Management & Development	5.4%		8/25/62	$201	167	180
See notes to consolidated financial statements.

KKR FS Income Trust
Consolidated Schedule of Investments (continued)
As of December 31, 2023
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Principal Amount(c)/Shares	Amortized Cost	Fair Value(d)
SunPower Financial, Private Equity	(f)(j)(k)	Financial Services				161,479	$161	$196
Synovus Financial Corp, Private Equity	(f)(j)	Banks				2,086,357	2,086	2,093
TalkTalk Telecom Group Ltd, Revolver	(f)(j)	Commercial & Professional Services	SA+700	1.5%	9/5/26	£8,267	10,429	10,532
TalkTalk Telecom Group Ltd, Revolver	(h)(j)	Commercial & Professional Services	SA+700	1.5%	9/5/26	£2,576	3,216	3,216
TDC LLP, Preferred Equity	(f)(j)	Financial Services	8.0%			£948	1,153	1,215
TDC LLP, Private Equity	(f)(j)	Financial Services				68,953	87	89
Vehicle Secured Funding Trust, Private Equity	(f)(j)(k)	Financial Services				11,865,999	11,866	11,866
Verus Securitization Trust 2023-5, Structured Mezzanine	(e)(f)(j)	Real Estate Management & Development	8.1%		6/25/68	$596	533	558
Verus Securitization Trust 2023-5, Structured Mezzanine	(e)(f)(j)	Real Estate Management & Development	8.1%		6/25/68	$881	839	876
Weber-Stephen Products LLC, Revolver	(f)(j)	Consumer Discretionary Distribution & Retail	SF+575	1.0%	12/19/26	$2,179	2,179	2,179
Weber-Stephen Products LLC, Revolver	(h)(j)	Consumer Discretionary Distribution & Retail	SF+575	1.0%	12/19/26	$4,487	4,487	4,487
Total Asset Based Finance							81,105	82,054
Unfunded Commitments							(23,399)	(23,399)
Net Asset Based Finance							57,706	58,655
TOTAL INVESTMENTS—108.2%							$260,461	263,930
LIABILITIES AND PREFERRED SHARES IN EXCESS OF OTHER ASSETS—(8.2)%								(20,036)
NET ASSETS—100.0%								$243,894
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
(j)The investment, or portion of the investment is not a qualifying asset under the Investment Company Act of 1940, as amended. A business development company may not acquire any asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company’s total assets. As of December 31, 2023, 83.1% of the Company’s total assets represented qualifying assets.
(k)Security is non-income producing.
See notes to consolidated financial statements.

KKR FS Income Trust
Consolidated Schedule of Investments (continued)
As of December 31, 2023
(in thousands, except share amounts)

(l)Under the Investment Company Act of 1940, as amended, the Company generally is deemed to “control” a portfolio company if it owns more than 25% of the portfolio company’s voting securities or it has the power to exercise control over the management or policies of such portfolio company. As of December 31, 2023, the Company held investments in portfolio companies of which it is deemed to be an “affiliated person” and deemed to “control”. The following table presents certain information with respect to investments in portfolio companies of which the Company was deemed to be an affiliated person and deemed to control as of December 31, 2023:

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
The Company is an externally managed, non-diversified, closed-end management investment company that, on March 31, 2023, elected to be regulated as a business development company, or BDC, under the Investment Company Act of 1940, as amended, or the 1940 Act. The Company has elected to be treated for U.S. federal income tax purposes, and intends to qualify annually, as a regulated investment company, or a RIC, under the Internal Revenue Code of 1986, as amended, or the Code.
The Company has various wholly-owned subsidiaries, including special-purpose financing subsidiaries and subsidiaries through which it holds interests in portfolio companies. The consolidated financial statements include both the Company’s accounts and the accounts of its wholly-owned subsidiaries as of December 31, 2024. All intercompany transactions have been eliminated in consolidation. Certain of the Company’s consolidated subsidiaries are subject to U.S. federal and state income taxes.
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
Segment Reporting: In accordance with ASC Topic 280, Segment Reporting, or ASC 280, the Company has determined that it has a single operating and reporting segment. As a result, the Company’s segment accounting policies are the same as described herein and the Company does not have any intra-segment sales and transfers of assets.
Cash and Cash Equivalents: The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. All cash balances are maintained with high credit quality financial institutions, which are members of the Federal Deposit Insurance Corporation.
Organizational and Offering: Organizational and offering costs will only be borne by the Company upon the initial issuance of the Class I common shares of beneficial interest, or the Common Shares, or the Class I shares, to non-affiliated investors after commencement of the Company’s monthly closings for the Company’s continuous private offering of its Common Shares, or the Private Offering, in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended, or the Securities Act, including the exemption provided by Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder, Regulation S under the Securities Act and other exemptions from the registration requirements of the Securities Act. At such time, costs associated with the organization of the Company will be expensed. These expenses consist primarily of legal fees, audit fees and other costs of organizing the Company. In no event will the Company bear in excess of $1.5 million in organizational expenses; the Adviser has agreed to be responsible for any organizational expenses in excess of $1.5 million.
Costs associated with the offering of Common Shares are capitalized as deferred offering expenses and included as prepaid and other assets on the statement of assets and liabilities and eligible to be amortized over a twelve-month period.
As of December 31, 2024 and December 31, 2023, the Adviser has paid $4,605 and $2,820, respectively, in organizational and offering expenses, and are subject to reimbursement as described above. The Company had no obligation to reimburse the Adviser for organizational and offering costs until the initial issuance of the Company’s Common Shares to non-affiliated investors after commencement of the monthly closings for the Company’s Private Offering, which commenced on June 30, 2023.

KKR FS Income Trust
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies (continued)
Valuation of Portfolio Investments: The Company’s Board of Trustees, or the Board, is responsible for overseeing the valuation of the Company’s portfolio investments at fair value as determined in good faith pursuant to the Adviser’s valuation policy. As permitted by Rule 2a-5 of the 1940 Act, the Board has designated the Adviser as the Company’s valuation designee with day-to-day responsibility for implementing the portfolio valuation process set forth in the Adviser’s valuation policy.
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
See Note 8 to the Company’s consolidated financial statements included herein for additional information regarding the fair value of the Company’s financial instruments.

KKR FS Income Trust
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies (continued)
Determination of Net Asset Value: The Company expects to determine its net asset value, or NAV, for the Common Shares each month as of the last day of each calendar month, and in no event less frequently than quarterly. The NAV per share for the Company’s Common Shares is determined by dividing the value of total assets attributable to the Common Shares minus liabilities attributable to the Common Shares by the total number of Common Shares outstanding at the date as of which the determination is made. The Company will use the valuation procedures set forth above in order to determine the NAV, as applied by the Adviser as the Company’s valuation designee under Rule 2a-5 under the 1940 Act. Fair value pricing may require subjective determinations about the value of a security. If events materially affecting the price of foreign portfolio securities occur between the time when their price was last determined on such foreign securities exchange or market and the time when the Company’s NAV was last calculated (for example, movements in certain U.S. securities indices which demonstrate strong correlation to movements in certain foreign securities markets), such securities may be valued at their fair value as determined in good faith in accordance with procedures established by the Adviser and overseen by the Board. For purposes of calculating NAV, all assets and liabilities initially expressed in foreign currencies will be converted into U.S. dollars at prevailing exchange rates as may be determined in good faith by the Adviser under the supervision of the Board. Although the Adviser’s policy is intended to result in a calculation of the Company’s NAV that fairly reflects security values as of the time of pricing, the Company cannot ensure that fair values determined by the Adviser would accurately reflect the price that the Company could obtain for a security if it were to dispose of that security as of the time of pricing (for instance, in a forced or distressed sale). The prices used by the Adviser when determining fair value may differ from the value that would be realized if the securities were sold.
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
Derivative Instruments: The Company’s derivative instruments include foreign currency forward contracts which have not been designated as hedging instruments. The Company recognizes such derivative instruments as assets or liabilities at fair value in its consolidated financial statements. Changes in fair value of such derivative contracts entered into by the Company are recognized through the net change in unrealized appreciation (depreciation) on derivative instruments in the consolidated statements of operations. Realized gains and losses on the derivative instruments are included in net realized gains (losses) on derivative instruments in the consolidated statements of operations.
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
Capital Gains Incentive Fee: Pursuant to the terms of the Advisory Agreement, the incentive fee on capital gains is determined and payable in arrears as of the end of each calendar year (or upon termination of the Advisory Agreement) commencing with the end of the first calendar year in which the BDC Election Date occurs. This fee equals 12.5% of the Company’s incentive fee capital gains, which equals the Company’s realized capital gains on a cumulative basis from the BDC Election Date, calculated as of the end of the applicable period, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis from the BDC Election Date, less the aggregate amount of any capital gains incentive fees previously paid by the Company. For purposes of calculating the incentive fee on capital gains under the Advisory Agreement, the cost basis for any investment as of the BDC Election Date will be deemed to be the most recently determined fair value for such investment as of the BDC Election Date, determined in accordance with the Adviser’s valuation policies and procedures. On a quarterly basis, the Company accrues for the capital gains incentive fee by calculating such fee as if it were due and payable as of the end of such period.
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
Revenue Recognition: Security transactions are accounted for on the trade date. The Company records interest income on an accrual basis to the extent that it expects to collect such amounts. The Company records dividend income on the ex-dividend date. Distributions received from limited liability company, or LLC, and limited partnership, or LP, investments are evaluated to determine if the distribution should be recorded as dividend income or a return of capital. The Company holds investments in certain preferred securities that accumulate PIK to be paid upon the redemption, liquidation or maturity of the underlying investment. Such PIK income is accumulated onto the principal balance of the respective security. The Company does not accrue as a receivable interest or dividends on loans and securities if it has reason to doubt its ability to collect such income. The Company’s policy is to place investments on non-accrual status when there is reasonable doubt that interest income will be collected. The Company considers many factors relevant to an investment when placing it on or removing it from non-accrual status including, but not limited to, the delinquency status of the investment, economic and business conditions, the overall financial condition of the underlying investment, the value of the underlying collateral, bankruptcy status, if any, and any other facts or circumstances relevant to the investment. If there is reasonable doubt that the Company will receive any previously accrued interest, then the accrued interest will be written-off. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest is generally reversed through PIK income. Payments received on non-accrual investments may be recognized as income or applied to principal depending upon the collectability of the remaining principal and interest. Non-accrual investments may be restored to accrual status when principal and interest become current and are likely to remain current based on the Company’s judgment.
Loan origination fees, original issue discount and market discount are capitalized and the Company accretes such amounts as interest income over the respective term of the loan or security. Upon the prepayment of a loan or security, any unamortized loan origination fees and original issue discount are recorded as interest income. Structuring and other non-recurring upfront fees are recorded as fee income when earned. For the years ended December 31, 2024 and 2023, the Company recognized $3,732 and $1,727, respectively, in structuring fee revenue. The Company records prepayment premiums on loans and securities as fee income when it receives such amounts.
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

KKR FS Income Trust
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies (continued)
Income Taxes: Prior to making its BDC election, the Company was classified as a partnership for U.S. federal income tax purposes. As such, no provision was made in the accompanying consolidated financial statements for federal, state or local income taxes of the partners for the relevant periods prior to the Company’s BDC election. Each partner is individually responsible for reporting its share of the Company’s taxable income or loss. Interest and other income realized by the Company from non-U.S. sources and capital gains realized on the sale of securities of non-U.S. issuers may be subject to withholding and other taxes levied by the jurisdiction in which the income is sourced. Beginning with its tax year ending December 31, 2023, the Company has elected to be treated for U.S. federal income tax purposes and intends to qualify annually, as a RIC under Subchapter M of the Code.
To qualify for and maintain qualification as a RIC, the Company must, among other things, meet certain source-of-income and asset diversification requirements and distribute to its shareholders, for each taxable year, at least 90% of its “investment company taxable income,” which is generally the Company’s net ordinary income plus the excess, if any, of realized net short-term capital gains over realized net long-term capital losses. As a RIC, the Company will not have to pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that it distributes to its shareholders. The Company intends to make distributions in an amount sufficient to qualify for and maintain its RIC status each year and to not pay any U.S. federal income taxes on income so distributed. The Company is also subject to nondeductible federal excise taxes if it does not distribute an amount at least equal to the sum of (1) 98% of its ordinary income for the calendar year, (2) 98.2% of capital gain net income (both long-term and short-term) for the one-year period ending October 31 in that calendar year and (3) any income realized, but not distributed, in prior years. The Company accrued $234, and $73 in estimated excise taxes payable in respect of income received during the years ended December 31, 2024 and 2023, respectively. During the years ended December 31, 2024 and 2023, the Company paid $79, and $0, respectively, in excise and other taxes.
The Company evaluates its tax positions to determine if the tax positions taken meet the minimum recognition threshold in connection with accounting for uncertainties in income tax positions taken or expected to be taken for the purposes of measuring and recognizing tax benefits or liabilities in the Company’s consolidated financial statements. Recognition of a tax benefit or liability with respect to an uncertain tax position is required only when the position is “more likely than not” to be sustained assuming examination by taxing authorities. The Company recognizes interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in its consolidated statements of operations. During the years ended December 31, 2024 and 2023, the Company did not incur any interest or penalties.
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
Recent Accounting Pronouncements: In November 2023, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2023-07, Segment Reporting (Topic 280), or ASU 2023-07. ASU 2023-07 improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. ASU 2023-07 enhances interim disclosure requirements, clarifies circumstances in which an entity can disclose multiple segment measures of profit or loss, provides new segment disclosure requirements for entities with a single reportable segment and requires disclosure of the title of the chief operating decision maker, or CODM, and an explanation of how the CODM uses the reported measure of segment profit or loss to assess segment performance and allocate resources. The Company has adopted ASU 2023-07 effective December 31, 2024 and concluded that the adoption of this standard impacted financial statement disclosures only and did not affect the Company’s financial position or results of operations.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, or ASU 2023-09, which requires additional disaggregated disclosures on the entity’s effective tax rate reconciliation and additional details on income taxes paid. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024 and is to be adopted on a prospective basis with the option to apply retrospectively. The Company is currently assessing the impact of this guidance, however, the Company does not expect a material impact on its consolidated financial statements.
In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures, or ASU 2024-03, which requires disaggregated disclosure of certain costs and expenses, including purchases of inventory, employee compensation, depreciation, amortization and depletion, within relevant income statement captions. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods beginning with the first quarter ended March 31, 2028. Early adoption and retrospective application is permitted. The Company is currently assessing the impact of this guidance, however, the Company does not expect a material impact on its consolidated financial statements.

KKR FS Income Trust
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 3. Share Transactions
Below is a summary of transactions with respect to shares of the Company’s Common Shares during the years ended December 31, 2024, 2023 and 2022:

	Year Ended December 31,
	2024		2023		2022
	Shares	Amount	Shares	Amount	Shares	Amount
Gross Proceeds from Offering	19,446,680	$573,230	8,177,385	$231,500	280,000	$7,000
Reinvestment of Distributions	147,706	4,364	—	—	—	—
Share Repurchase Program	—	—	—	—	—	—
Net Proceeds from Share Transactions	19,594,386	$577,594	8,177,385	$231,500	280,000	$7,000
Status of Continuous Private Offering
The Company is conducting the continuous Private Offering in reliance on exemptions from the registration requirements of the Securities Act, including the exemption provided by Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder, Regulation S under the Securities Act and other exemptions from the registration requirements of the Securities Act. In connection with the Private Offering, the Company has entered into, and expects to continue to enter into, subscription agreements with investors, each, a Subscription Agreement. An investor will make a capital contribution pursuant to such Subscription Agreement and will become a common shareholder in the Company bound by the terms of the Subscription Agreement and the Company’s organizational documents.
As of December 31, 2024, the Company has issued 28,051,771 Class I shares in the Private Offering for gross proceeds of $816,490, including Class I shares issued under its distribution reinvestment plan. Of the 28,051,771 Class I shares issued in the Private Offering, 8,995,947 shares were issued to investors with capital commitments to the Company in exchange for an aggregate of $254,500 in capital contributions. As of December 31, 2024, the Company had received capital commitments of $420,000 from investors in the Private Offering, 60.6% of which has been called for funding. In addition to $165,500 in aggregate amount of remaining uncalled capital commitments for Class I shares, the Company intends to continue selling Class I shares in the Private Offering on a monthly basis.
During the years ended December 31, 2024, 2023 and 2022, the Company issued 19,594,386, 8,177,385 and 280,000 Class I shares, respectively, for gross proceeds of $577,594, $231,500 and $7,000, respectively, at an average price per share of $29.48, $28.31 and $25.00, respectively. The gross proceeds received during the year ended December 31, 2024 include reinvested shareholder distributions of $4,364 for which the Company issued 147,706 Class I shares under its distribution reinvestment plan. During the period from January 1, 2025 to February 28, 2025, the Company issued 3,341,850 Class I shares for gross proceeds of $98,932 at an average price per share of $29.60. The gross proceeds received during the period from January 1, 2025 to February 28, 2025 include reinvested shareholder distributions of $2,859 for which the Company issued 96,622 Class I shares under its distribution reinvestment plan.
Discretionary Share Repurchase Program
Beginning with the quarter ended September 30, 2024, the Company has commenced a discretionary share repurchase program in which it intends, subject to market conditions and the discretion of the Board, to offer to repurchase, in each quarter, up to 5% of the Common Shares outstanding (either by number of shares or aggregate NAV) as of the close of the previous calendar quarter. The Board may amend or suspend the share repurchase program if in its reasonable judgment it deems such action to be in the Company’s best interest and the best interest of the Company’s shareholders. As a result, share repurchases may not be available each quarter, such as when a repurchase offer would place an undue burden on the Company’s liquidity, adversely affect its operations or risk having an adverse impact on the Company that would outweigh the benefit of the repurchase offer. The Company intends to conduct such repurchase offers in accordance with the requirements of Rule 13e-4 promulgated under the Securities Exchange Act of 1934, as amended, or the Exchange Act, and the 1940 Act. All shares purchased by the Company pursuant to the terms of each tender offer will be retired and thereafter will be authorized and unissued shares.
Under the Company’s discretionary share repurchase program, to the extent the Company offers to repurchase Common Shares in any particular quarter, the Company expects to repurchase shares pursuant to quarterly tender offers using a purchase price equal to the NAV per share as of the last calendar day of the applicable quarter, or the Valuation Date. If shareholders tender Common Shares in a tender offer with a Valuation Date that is within the 12-month period following the initial issue date of their tendered Common Shares, the Company may repurchase such Common Shares subject to an “early repurchase deduction” of 2% of the aggregate NAV

KKR FS Income Trust
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 3. Share Transactions (continued)
of the Common Shares repurchased, or an Early Repurchase Deduction. The Early Repurchase Deduction will be retained by the Company for the benefit of remaining holders of Common Shares. This Early Repurchase Deduction will also generally apply to minimum account repurchases. Common Shares may be sold to certain feeder vehicles primarily created to hold the Common Shares that in turn offer interests in such feeder vehicles to non-U.S. persons. For such feeder vehicles and similar arrangements in certain markets, the Company may not apply the Early Repurchase Deduction to the feeder vehicles or underlying investors, often because of administrative or systems limitations.
The Company did not repurchase any Common Shares under its discretionary share repurchase program during the year ended December 31, 2024.
Series A Preferred Shares
On April 3, 2023, the Company issued 515 shares of its preferred shares of beneficial interest, or Preferred Shares, designated as 12.0% Series A Cumulative Preferred Shares, par value $0.001 per share, or the Series A Preferred Shares, for $1,000 per share. The Company redeemed all of the issued and outstanding Series A Preferred Shares on November 27, 2024, or the Preferred Shares Redemption Date, at a price equal to $1,000 per share, plus all accrued and unpaid dividends thereon to and including the Preferred Shares Redemption Date and a $100 redemption premium per share. From and after the close of business on the Preferred Shares Redemption Date, all dividends on the Series A Preferred Shares ceased to accrue, such shares are no longer deemed to be outstanding, and all rights of the holders of such shares ceased.
Prior to the redemption of the Series A Preferred Shares, each holder of Series A Preferred Shares was entitled to a liquidation preference of $1,000 per share, or the Liquidation Value, plus additional amounts as set forth in the Supplement to the Company’s Amended and Restated Declaration of Trust Relating to 12.0% Series A Cumulative Preferred Shares. In addition, with respect to distributions, including the payment of dividends and distribution of the Company’s assets upon dissolution, liquidation, or winding up, the Series A Preferred Shares were senior to all other classes and series of Common Shares, and ranked on parity with any other class or series of Preferred Shares, whether such class or series was existing or was created in the future, to the extent of the aggregate Liquidation Value and all accrued but unpaid dividends and any applicable redemption premium on the Series A Preferred Shares.
Prior to redemption, dividends on each Series A Preferred Share accrued on a daily basis at the rate of 12.0% per annum of the sum of the Liquidation Value thereof plus all accumulated and unpaid dividends thereon, from and including April 3, 2023, to and including the earlier of (1) the date of any liquidation, dissolution, or winding up of the Company or (2) the date on which such Series A Preferred Share were redeemed. Dividends accrued whether or not they had been authorized or declared, whether or not the Company had earnings, and whether or not there were funds legally available for payment of dividends.
See the Supplement to the Company’s Amended and Restated Declaration of Trust Relating to 12.0% Series A Cumulative Preferred Shares for more information relating to the Series A Preferred Shares.
Prior to redemption, the Company classified the Series A Preferred Shares as temporary equity outside of shareholders’ equity on its accompanying consolidated statement of assets and liabilities due to certain redemption features that are not solely within the Company’s control.
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
Distribution/Servicing Fees
The Company has entered into a placement agent agreement, or a Placement Agent Agreement, and, together, the Placement Agent Agreements, with each of KKR Capital Markets LLC and FS Investment Solutions, LLC, the Company’s principal placement agents for the Private Offering and affiliates of the Adviser, or the Placement Agents, pursuant to which the Placement Agents have agreed to, among other things, manage the Company’s relationships with third-party brokers engaged by the Placement Agents to participate in the distribution of Common Shares, which are referred to as “participating brokers,” and financial advisors. The Placement Agents also coordinate the Company’s marketing and distribution efforts with participating brokers and their registered representatives with respect to communications related to the terms of the Private Offering, the Company’s investment strategies, material aspects of the Company’s operations and subscription procedures.
Subject to any applicable Financial Industry Regulatory Authority, Inc., or FINRA, limitations on underwriting compensation, the Company is obligated to pay the Placement Agents a shareholder servicing and/or distribution fee, or the Distribution/Servicing Fees, for Class I shares equal to 0.85% per annum of the aggregate NAV, as of the beginning of the first calendar day of the applicable month for the Class I shares. However, pursuant to a fee waiver agreement, or the Rule 12b-1 Fee Waiver Agreement, between the Company and each of the Placement Agents, the Placement Agents have agreed to waive the Distribution/Servicing Fees for Class I shares in full during the term of the Rule 12b-1 Fee Waiver Agreement, and any such waived fees will not be subject to recoupment by the Placement Agents or any other person during or following the term of the Rule 12b-1 Fee Waiver Agreement. The Rule 12b-1 Fee Waiver Agreement will remain in effect until terminated by vote of the Board, including the vote of a majority of the members of the Board who are not “interested persons” (as defined in the 1940 Act) of the Company, or the Independent Trustees.
The distribution and servicing expenses borne by the participating brokers may be different from and substantially less than the amount of Distribution/Servicing Fees charged. Following any termination of the Rule 12b-1 Fee Waiver Agreement, the Distribution/Servicing Fees will be payable to the Placement Agents, but the Placement Agents anticipate that all or a portion of the Distribution/Servicing Fees will be retained by, or re-allowed (paid) to, eligible participating brokers and servicing broker-dealers for ongoing services performed by such broker-dealers. The Company may pay for expenses related to its distribution out of its own assets under the amended and restated distribution and servicing plan, or the Distribution and Servicing Plan, outside of the Distribution/Servicing Fees, including but not limited to, expenses associated with advertising, compensation of underwriters, dealers, and sales personnel, the printing and mailing of prospectuses to other than current shareholders, and the printing and mailing of sales literature, each as may be determined to be in the best interests of the Company.
All or a portion of the Distribution/Servicing Fees may be used to pay for sub-transfer agency, sub-accounting and certain other administrative services that are not required to be paid pursuant to the shareholder servicing and/or distribution fees under applicable FINRA rules; however, the Company also may pay for these sub-transfer agency, sub-accounting and certain other administrative services outside of the Distribution/Servicing Fees and the Distribution and Servicing Plan. The total amount that will be paid over time for other underwriting compensation depends on the average length of time for which shares remain outstanding, the term over which such amount is measured and the performance of the Company’s investments. The Company will also pay or

KKR FS Income Trust
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 4. Related Party Transactions (continued)
reimburse certain organizational and offering expenses, including, subject to FINRA limitations on underwriting compensation, certain wholesaling expenses.
The Board, including a majority of the Independent Trustees, have reviewed and approved the Placement Agent Agreements in accordance with Section 15(c) of the 1940 Act, and will annually review the Placement Agent Agreements and Distribution/Servicing Fees to determine that the provisions of the Placement Agent Agreements are carried out satisfactorily and to determine, among other things, whether the fees payable under such agreements are reasonable in light of the services provided (giving effect to the Rule 12b-1 Fee Waiver Agreement, while it is effective) and that there is a reasonable likelihood that the continuation of the plan for the Distribution/Servicing Fees will benefit the Company and its shareholders. The Board assesses the reasonableness of such fees based on the breadth, depth and quality of the distribution services to be provided to the Company, and reviews other information relating to the Placement Agents, such as their relationships with financial intermediaries and the adequacy of their compliance program.
The following table describes the fees and expenses accrued under the Advisory Agreement, the Administration Agreement and the Expense Support Agreement, as applicable, during the years ended December 31, 2024 and 2023:

			Year Ended
Related Party			December 31,
	Source Agreement	Description	2024	2023
The Adviser	Investment advisory agreement	Base Management Fee(1)	$5,659	$1,345
The Adviser	Investment advisory agreement	Capital Gains Incentive Fee(2)	$1,076	$390
The Adviser	Investment advisory agreement	Subordinated Incentive Fee on Income(3)	$6,855	$1,218
The Adviser	Administration agreement	Administrative Services Expenses(4)	$1,902	$895
The Adviser	Administration agreement	Organizational & Offering Costs(5)	$2,711	$—
The Adviser	Expense support agreement	Expense Recoupment(6)	$436	$—
________________
(1)The Adviser agreed to waive all management fees accrued under the Advisory Agreement through March 31, 2025. As of December 31, 2024, no management fees were payable to the Adviser.
(2)During the year ended December 31, 2024, the Company accrued capital gains incentive fees of $1,076 based on the performance of its portfolio, of which $1,176 was based on unrealized appreciation and $(100) was based on realized gains net of unrealized depreciation. No capital gains incentive fees are actually payable by the Company with respect to unrealized gains unless and until those gains are actually realized. See Note 2 for a discussion of the methodology employed by the Company in calculating the capital gains incentive fees.
(3)The Adviser agreed to waive all subordinated incentive fees on income accrued under the Advisory Agreement through March 31, 2025. As of December 31, 2024, no subordinated incentive fees on income were payable to the Adviser.
(4)During the year ended December 31, 2024, $1,670 of administrative services expenses related to the allocation of costs of administrative personnel for services rendered to the Company by the Adviser and the remainder related to other reimbursable expenses, including reimbursement of fees related to transactional expenses for prospective investments, such as fees and expenses associated with performing due diligence reviews of investments that do not close, often referred to as “broken deal” costs. Broken deal costs were $178 for the year ended December 31, 2024. The Company paid $1,712 in administrative services expenses to the Adviser during the year ended December 31, 2024.
(5)During the year ended December 31, 2024, the Company expensed organizational and offering costs of $2,711, which related to reimbursements to the Adviser for organizational and offering costs incurred on the Company’s behalf, including salaries and other direct expenses of the Adviser’s personnel and employees of its affiliates while engaged in registering and marketing the Company’s Common Shares.
(6)During the year ended December 31, 2024, the Company accrued $436 for expense recoupments payable to the Adviser under the Expense Support Agreement (see “—Expense Support and Conditional Reimbursement” below). As of December 31, 2024, no expense recoupments remained payable to the Adviser.
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
As of December 31, 2024, the full $35,000 of capital commitments under the Seed Contribution had been called and funded.
As of December 31, 2024, an additional $219,500 of capital commitments from third-party private investors had been called and funded in connection with the Private Offering.
Expense Support and Conditional Reimbursement
The Company has entered into an Expense Support and Conditional Reimbursement Agreement, or the Expense Support Agreement, with the Adviser. The Adviser may elect to pay certain of the Company’s expenses on its behalf, including, but not limited to, organizational and offering expenses and any of the Company’s expenses related to investor relations, outside legal counsel and other outside advisors and experts, finance, operations and administration, each, an Expense Payment, provided that no portion of the payment will be used to pay any interest expense or distribution and/or shareholder servicing fees of the Company. Any Expense Payment that the Adviser has committed to pay must be paid by the Adviser to the Company in any combination of cash or other immediately available funds no later than 90 days after such commitment was made in writing, and/or offset against amounts due from us to the Adviser or its affiliates.
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
For the years ended December 31, 2024, 2023 and 2022, the Adviser has agreed to pay $0, $147 and $289, respectively, in Expense Payments, subject to reimbursement by the Company in accordance with the Expense Support Agreement. For the year ended December 31, 2024, the Company reimbursed the Adviser for $436 of previously waived expenses. As of December 31, 2024, there are no remaining amounts of previously waived expenses subject to recoupment.

KKR FS Income Trust
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 5. Distributions
The following tables reflect the cash distributions per share that the Company has declared on its Common Shares during the years ended December 31, 2024 and 2023:

	For the Year Ended December 31, 2024
Date Declared	Distribution	Record Date	Payment Date	Distribution per Share
January 5, 2024	Regular	January 31, 2024	February 27, 2024	$0.24
February 20, 2024	Regular	February 29, 2024	March 26, 2024	0.24
March 7, 2024	Regular	March 28, 2024	April 26, 2024	0.25
April 3, 2024	Regular	April 30, 2024	May 29, 2024	0.25
May 2, 2024	Regular	May 31, 2024	June 26, 2024	0.25
June 11, 2024	Regular	June 28, 2024	July 29, 2024	0.25
June 11, 2024	Special	June 28, 2024	July 29, 2024	0.10
July 11, 2024	Regular	July 31, 2024	August 28, 2024	0.25
July 31, 2024	Regular	August 30, 2024	September 26, 2024	0.25
September 16, 2024	Regular	September 30, 2024	October 29, 2024	0.25
September 16, 2024	Special	September 30, 2024	October 29, 2024	0.10
October 10, 2024	Regular	October 31, 2024	November 26, 2024	0.25
November 7, 2024	Regular	November 29, 2024	December 27, 2024	0.25
December 12, 2024	Regular	December 31, 2024	January 29, 2025	0.25
December 12, 2024	Special	December 31, 2024	January 29, 2025	0.10
Total				$3.28

	For the Year Ended December 31, 2023
Date Declared	Distribution	Record Date	Payment Date	Distribution per Share
September 26, 2023	Regular	September 29, 2023	October 27, 2023	$0.24
September 26, 2023	Regular	October 31, 2023	November 28, 2023	0.24
September 26, 2023	Regular	November 30, 2023	December 27, 2023	0.24
September 26, 2023	Regular	December 29, 2023	January 30, 2024	0.24
Total				$0.96
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

KKR FS Income Trust
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 5. Distributions (continued)
The following table reflects the sources of the cash distributions on a tax basis that the Company has paid on its Common Shares during the years ended December 31, 2024 and 2023:

	Year Ended December 31,
	2024		2023
Source of Distribution	Distribution Amount	Percentage	Distribution Amount	Percentage
Offering proceeds	$—	—	$—	—
Borrowings	—	—	—	—
Net investment income(1)	54,211	99%	8,119	100%
Short-term capital gains proceeds from the sale of assets	410	1%	—	—
Long-term capital gains proceeds from the sale of assets	—	—	—	—
Non-capital gains proceeds from the sale of assets	—	—	—	—
Distributions on account of preferred and common equity	—	—	—	—
Total	$54,621	100%	$8,119	100%
________________
(1)During the years ended December 31, 2024 and 2023, 96.0% and 98.3%, respectively, of the Company’s gross investment income was attributable to cash income earned, 1.3% and 1.5%, respectively, was attributable to non-cash accretion of discount and 2.7% and 0.2%, respectively, was attributable to paid-in-kind, or PIK, interest.
The Company’s net investment income on a tax basis for the years ended December 31, 2024 and 2023 was $55,568 and $9,875, respectively. As of December 31, 2024 and 2023, the Company had $3,186 and $2,120, respectively, of undistributed net investment income and $21 and $0, respectively, of accumulated capital gains on a tax basis.
The Company’s undistributed net investment income on a tax basis may be adjusted following the filing of the Company’s tax returns. The adjustment is in general due to tax-basis income received by the Company differing from GAAP-basis income on account of interests in partnerships held in its investment portfolio during such period.
The difference between the Company’s GAAP-basis net investment income and its tax-basis net investment income is primarily due to the reclassification of unamortized original issue discount from income for GAAP purposes to realized gains or deferred to future periods for tax purposes, the reversal of the capital gains incentive fee accrued on unrealized gains, the reversal of non-deductible excise taxes and differences between income and expense recognition for GAAP and tax purposes.
The following table sets forth a reconciliation between GAAP-basis net investment income and tax-basis net investment income during the years ended December 31, 2024 and 2023:

	Year Ended December 31,
	2024	2023
GAAP-basis net investment income	$53,872	$10,045
Reversal of capital gains incentive fee	1,076	390
Excise taxes	234	73
Reclassification of unamortized original issue discount	(109)	(405)
Other miscellaneous differences	495	(228)
Tax-basis net investment income	$55,568	$9,875
The Company may make certain adjustments to the classification of shareholders’ equity as a result of permanent book-to-tax differences. During the year ended December 31, 2024, the Company decreased capital in excess of par value and accumulated undistributed (distributions in excess of) net investment income by $240 and $83, respectively, and increased accumulated undistributed net realized gain (loss) on investments and gain (loss) on foreign currency by $323. During the year ended December 31, 2023, the Company increased capital in excess of par value and accumulated undistributed net realized gain (loss) on investments and gain (loss) on foreign currency by $396 and $389, respectively, and decreased accumulated undistributed (distributions in excess of) net investment income by $785.

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
As of December 31, 2024 and 2023, the components of accumulated earnings on a tax basis were as follows:

	December 31, 2024	December 31, 2023
Distributable ordinary income	$3,186	$2,120
Distributable realized gains (accumulated capital losses)	21	—
Unamortized organizational costs	(924)	—
Other temporary differences	(1,466)	(390)
Net unrealized appreciation (depreciation)(1)	12,175	3,268
Total	$12,992	$4,998
________________
(1)As of December 31, 2024 and 2023, the Company’s gross unrealized appreciation on a tax basis was $13,838 and $3,854, respectively. As of December 31, 2024 and 2023, the Company’s gross unrealized depreciation on a tax basis was $1,663 and $586, respectively.
The aggregate cost of the Company’s investments for U.S. federal income tax purposes totaled $1,052,681 and $260,461 as of December 31, 2024 and 2023, respectively. The aggregate net unrealized appreciation (depreciation) on investments on a tax basis was $11,392 and $3,469 as of December 31, 2024 and 2023, respectively. The aggregate net unrealized appreciation (depreciation) on investments on a tax basis excludes net unrealized appreciation (depreciation) from foreign currency forward contracts and foreign currency transactions.
Note 6. Investment Portfolio
The following table summarizes the composition of the Company’s investment portfolio at cost and fair value as of December 31, 2024 and 2023:

	December 31, 2024			December 31, 2023
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$857,958	$865,488	81.3%	$201,782	$204,314	77.4%
Subordinated Debt	1,682	1,667	0.2%	973	961	0.4%
Asset Based Finance	193,223	196,918	18.5%	57,706	58,655	22.2%
Total	$1,052,863	$1,064,073	100.0%	$260,461	$263,930	100.0%
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
As of December 31, 2024, the Company held investments in one portfolio company of which it is deemed to be an “affiliated person” but is not deemed to “control.” As of December 31, 2024, the Company held investments in three portfolio companies of which it is deemed to “control.” For additional information with respect to such portfolio companies, see footnotes (l) and (m) to the consolidated schedule of investments as of December 31, 2024.
As of December 31, 2023, the Company did not hold investments in portfolio companies of which it was deemed to be an “affiliated person” but was not deemed to “control.” As of December 31, 2023, the Company held investments in two portfolio companies of which it was deemed to “control.” For additional information with respect to such portfolio companies, see footnote (l) to the consolidated schedule of investments as of December 31, 2023.
The Company’s investment portfolio may contain loans and other unfunded arrangements that are in the form of lines of credit, revolving credit facilities, delayed draw credit facilities or other investments, which require the Company to provide funding when requested by portfolio companies in accordance with the terms of the underlying agreements. As of December 31, 2024, the Company

KKR FS Income Trust
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 6. Investment Portfolio (continued)
had unfunded debt investments with aggregate unfunded commitments of $258,134 and unfunded equity/other commitments of $22,827. As of December 31, 2023, the Company had unfunded debt investments with aggregate unfunded commitments of $72,255. The Company maintains sufficient cash on hand and available capital in connection with undrawn commitments to fund such unfunded commitments should the need arise. For additional details regarding the Company’s unfunded debt investments, see the Company’s consolidated schedules of investments as of December 31, 2024 and 2023.
The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of December 31, 2024 and 2023:

	December 31, 2024		December 31, 2023
Industry Classification	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Banks	$1,148	0.1%	$2,093	0.8%
Capital Goods	160,388	15.1%	55,589	21.1%
Commercial & Professional Services	207,960	19.6%	76,758	29.1%
Consumer Discretionary Distribution & Retail	6,683	0.6%	2,179	0.8%
Consumer Durables & Apparel	9,409	0.9%	—	—
Consumer Services	59,984	5.6%	12,953	4.9%
Consumer Staples Distribution & Retail	16,427	1.6%	16,673	6.3%
Equity Real Estate Investment Trusts (REITs)	20,676	1.9%	—	—
Financial Services	96,682	9.1%	17,055	6.5%
Health Care Equipment & Services	157,954	14.9%	—	—
Insurance	92,396	8.7%	29,092	11.0%
Materials	21,447	2.0%	—	—
Pharmaceuticals, Biotechnology & Life Sciences	34,250	3.2%	21,875	8.3%
Real Estate Management & Development	43,784	4.1%	3,467	1.3%
Software & Services	78,631	7.4%	12,698	4.8%
Technology Hardware & Equipment	264	0.0%	—	—
Transportation	54,412	5.1%	13,498	5.1%
Utilities	1,578	0.1%	—	—
Total	$1,064,073	100.0%	$263,930	100.0%

Note 7. Financial Instruments
The following is a summary of the fair value and location of the Company’s derivative instruments not designated as a qualifying hedge accounting relationship in the consolidated statements of assets and liabilities held as of December 31, 2024:

Derivative Instrument	Statement Location	December 31, 2024
Foreign currency forward contracts	Unrealized appreciation on foreign currency forward contracts	$200
Foreign currency forward contracts	Unrealized depreciation on foreign currency forward contracts	—
Total		$200

KKR FS Income Trust
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 7. Financial Instruments (continued)
Net realized and unrealized gains and losses on derivative instruments not designated as a qualifying hedge accounting relationship recorded by the Company for the year ended December 31, 2024 are in the following locations in the consolidated statements of operations:

		Year Ended December 31,
Derivative Instrument	Statement Location	2024
Foreign currency forward contracts	Net realized gain (loss) on foreign currency forward contracts	$(36)
Foreign currency forward contracts	Net change in unrealized appreciation (depreciation) on foreign currency forward contracts	200
Total		$164
Offsetting of Derivative Instruments
The Company has derivative instruments that are subject to master netting agreements. These agreements include provisions to offset positions with the same counterparty in the event of default by one of the parties. The Company’s unrealized appreciation and depreciation on derivative instruments are reported as gross assets and liabilities, respectively, in the consolidated statements of assets and liabilities. The following tables present the Company’s assets and liabilities related to derivatives by counterparty, net of amounts available for offset under a master netting arrangement and net of any collateral received or pledged by the Company for such assets and liabilities as of December 31, 2024:

	As of December 31, 2024
Counterparty	Derivative Assets Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash Collateral Received(1)	Cash Collateral Received(1)	Net Amount of Derivative Assets(2)
Goldman Sachs Bank USA	$200	$—	$—	$—	$200
Total	$200	$—	$—	$—	$200
Counterparty	Derivative Liabilities Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash Collateral Pledged(1)	Cash Collateral Pledged(1)	Net Amount of Derivative Liabilities(3)
Goldman Sachs Bank USA	$—	$—	$—	$—	$—
Total	$—	$—	$—	$—	$—
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
The average notional balance of foreign currency forward contracts during the period from June 28, 2024, the date in which the Company first entered into the foreign currency forward contracts, through December 31, 2024 was $4,139.
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
As of December 31, 2024 and 2023, the Company’s investments were categorized as follows in the fair value hierarchy:

Valuation Inputs	December 31, 2024	December 31, 2023
Level 1—Price quotations in active markets	$—	$—
Level 2—Significant other observable inputs	41,655	1,614
Level 3—Significant unobservable inputs	1,022,418	262,316
	$1,064,073	$263,930
In addition, the Company had foreign currency forward contracts, as described in Note 7, which were categorized as Level 2 in the fair value hierarchy as of December 31, 2024.
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

KKR FS Income Trust
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 8. Fair Value of Financial Instruments (continued)
The following is a reconciliation of investments for which significant unobservable inputs (Level 3) were used in determining fair value for the years ended December 31, 2024 and 2023:

	For the Year Ended December 31, 2024
	Senior Secured Loans—First Lien	Subordinated Debt	Asset Based Finance	Total
Fair value at beginning of period	$204,314	$961	$57,041	$262,316
Accretion of discount (amortization of premium)	674	3	327	1,004
Net realized gain (loss)	(26)	—	10	(16)
Net change in unrealized appreciation (depreciation)	4,998	(3)	2,574	7,569
Purchases	683,099	485	149,812	833,396
Paid-in-kind interest	1,157	221	715	2,093
Sales and repayments	(28,728)	—	(55,216)	(83,944)
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Fair value at end of period	$865,488	$1,667	$155,263	$1,022,418
The amount of total gains or (losses) for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$4,963	$(3)	$2,574	$7,534

	For the Year Ended December 31, 2023
	Senior Secured Loans—First Lien	Subordinated Debt	Asset Based Finance	Total
Fair value at beginning of period	$2,646	$—	$3,485	$6,131
Accretion of discount (amortization of premium)	554	1	8	563
Net realized gain (loss)	(4)	—	—	(4)
Net change in unrealized appreciation (depreciation)	2,520	(12)	881	3,389
Purchases	204,802	947	54,339	260,088
Paid-in-kind interest	—	25	—	25
Sales and repayments	(6,204)	—	(1,672)	(7,876)
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Fair value at end of period	$204,314	$961	$57,041	$262,316
The amount of total gains or (losses) for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$2,533	$(12)	$881	$3,402
The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements as of December 31, 2024 and 2023 were as follows:

Type of Investment	Fair Value at December 31, 2024	Valuation Technique	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input(1)
Senior Debt	$855,090	Discounted Cash Flow	Discount Rate	7.6% - 11.4% (9.5%)	Decrease
	10,398	Cost(3)
Subordinated Debt	1,667	Discounted Cash Flow	Discount Rate	15.4% - 15.4% (15.4%)	Decrease
Asset Based Finance	139,551	Discounted Cash Flow	Discount Rate	4.8% - 41.7% (9.9%)	Decrease
	3,516	Waterfall	EBITDA Multiple	1.1x - 1.1x (1.1x)	Increase
	12,196	Cost(3)
Total	$1,022,418

KKR FS Income Trust
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 8. Fair Value of Financial Instruments (continued)

Type of Investment	Fair Value at December 31, 2023	Valuation Technique	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input(1)
Senior Debt	$185,976	Discounted Cash Flow	Discount Rate	10.0% - 11.5% (10.9%)	Decrease
	18,338	Cost(3)
Subordinated Debt	961	Discounted Cash Flow	Discount Rate	15.4% - 15.4% (15.4%)	Decrease
Asset Based Finance	39,896	Discounted Cash Flow	Discount Rate	5.9% - 43.2% (8.0%)	Decrease
	2,679	Waterfall	EBITDA Multiple	1.0x - 1.0x (1.0x)	Increase
	292	Other(2)
	14,174	Cost(3)
Total	$262,316
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
(3)Fair value was determined based on recent transaction pricing with no material changes in operations of the related portfolio company since the transaction date.

Note 9. Financing Arrangements
In accordance with the 1940 Act, the Company is allowed to borrow amounts such that its asset coverage, as calculated pursuant to the 1940 Act, equals at least 150% after such borrowing. As of December 31, 2024, the aggregate amount outstanding of the senior securities issued by the Company was $229,355. As of December 31, 2024, the Company’s asset coverage was 462%.
The following tables present summary information with respect to the Company’s outstanding financing arrangements as of December 31, 2024 and 2023:

	As of December 31, 2024
Arrangement	Type of Arrangement	Rate	Amount Outstanding		Amount Available	Maturity Date
Senior Secured Revolving Credit Facility(1)	Revolving Credit Facility	SOFR+2.125%(2)	$40,855	(3)	$109,145	July 19, 2028
K-FIT AB-1 Credit Facility(1)	Revolving Credit Facility	SOFR+2.25%(2)	188,500		61,500	October 10, 2028
Total			$229,355		$170,645
___________
(1)The carrying amount outstanding under the facility approximates its fair value.
(2)The benchmark rate is subject to a 0% floor.
(3)Amount includes borrowing in Canadian dollars, Euros and pounds sterling. Canadian dollar balance outstanding of C$500 has been converted to U.S. dollars at an exchange rate of C$1.00 to $0.69 as of December 31, 2024. Euro balance outstanding of €6,500 has been converted to U.S. dollars at an exchange rate of €1.00 to $1.04 as of December 31, 2024. Pounds sterling balance outstanding of £15,000 has been converted to U.S dollars at an exchange rate of £1.00 to $1.25 as of December 31, 2024 to reflect total amount outstanding in U.S. dollars.

	As of December 31, 2023
Arrangement	Type of Arrangement	Rate	Amount Outstanding		Amount Available	Maturity Date
Senior Secured Revolving Credit Facility(1)	Revolving Credit Facility	SOFR+2.125%(2)	$29,231	(3)	$20,769	July 19, 2028
K-FIT AB-1 Credit Facility(1)	Revolving Credit Facility	SOFR+2.75%(2)	65,000		185,000	October 10, 2028
Total			$94,231		$205,769
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
For the years ended December 31, 2024 and 2023, the components of total interest expense for the Company’s financing arrangements were as follows:

	Year Ended December 31,
	2024			2023
Arrangement(1)	Direct Interest Expense(2)	Amortization of Deferred Financing Costs	Total Interest Expense	Direct Interest Expense(2)	Amortization of Deferred Financing Costs	Total Interest Expense
Senior Secured Revolving Credit Facility	$4,855	$406	$5,261	$530	$131	$661
K-FIT AB-1 Credit Facility	7,923	609	8,532	329	125	454
Total	$12,778	$1,015	$13,793	$859	$256	$1,115
_____________________
(1)Borrowings of each of the Company’s wholly-owned, special-purpose financing subsidiaries are considered borrowings of the Company for purposes of complying with the asset coverage requirements applicable to BDCs under the 1940 Act.
(2)Direct interest expense includes the effect of non-usage fees.
The Company’s average borrowings and weighted average interest rate, including the effect of non-usage fees, for the year ended December 31, 2024 were $149,317 and 8.56%, respectively. As of December 31, 2024, the Company’s weighted average effective interest rate on borrowings, including the effect of non-usage fees, was 6.88%.
The Company’s average borrowings and weighted average interest rate, including the effect of non-usage fees, for the year ended December 31, 2023 were $16,194 and 5.31%, respectively. As of December 31, 2023, the Company’s weighted average effective interest rate on borrowings, including the effect of non-usage fees, was 8.93%.
Under its financing arrangements, the Company has made certain representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar financing arrangements. The Company was in compliance with all covenants required by its financing arrangements as of December 31, 2024.
Senior Secured Revolving Credit Facility
On July 19, 2023, the Company entered into a senior secured revolving credit facility, or as subsequently amended the Senior Secured Revolving Credit Facility, with Sumitomo Mitsui Banking Corporation, or SMBC, as administrative agent, and the lenders and issuing banks party thereto.
The Senior Secured Revolving Credit Facility provides for borrowings in U.S. dollars and certain agreed upon foreign currencies in an aggregate amount of up to $150,000 (increased from $50,000 to $75,000 on January 26, 2024, increased from $75,000 to $125,000 on March 20, 2024, and increased from $125,000 to $150,000 on November 14, 2024) with an option for the Company to request, at one or more times, that existing and/or new lenders, at their election, provide additional commitments of up to the greater of (i) $500,000 and (ii) 150% of the aggregate amount of commitments as of the most recent anniversary of July 19, 2023. The Senior Secured Revolving Credit Facility provides for the issuance of letters of credit in an aggregate amount of up to $100,000. As of December 31, 2024, $0 of such letters of credit have been issued.
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
Under the K-FIT AB-1 Credit Facility, borrowings bear interest at the rate of Daily 1M SOFR plus 2.25% per annum. Interest is payable quarterly in arrears. For the first three months after October 10, 2023, K-FIT AB-1 was subject to a quarterly non-usage fee of 0.50% on the average daily unborrowed portion of the committed facility amount, and thereafter, K-FIT AB-1 is subject to a quarterly non-usage fee between 0.50% and 1.00% on the average daily unborrowed portion of the committed facility amount.
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
Note 10. Commitments and Contingencies
On August 2, 2022, and as amended on May 9, 2024, the Company entered into a facility agreement, or the Cliffwater Facility Agreement, with Cliffwater Corporate Lending Fund, or Cliffwater, and CCLF Holdings (D13) LLC, or CCLF Sub, and together with Cliffwater, individually and collectively, the Financing Provider, each an unaffiliated third party, to acquire portfolio investments from time to time by purchasing all or a portion of certain investments owned and held by the Financing Provider at the Company’s or the Financing Provider’s request pursuant to the terms and provisions of the Cliffwater Facility Agreement, or the Warehousing Transaction. The Cliffwater Facility Agreement creates a forward obligation of the Financing Provider to sell, and a forward obligation of the Company or its designee to purchase, all or a portion of certain investments owned and held by the Financing Provider at the Company’s or the Financing Provider’s request pursuant to the terms and conditions of the Cliffwater Facility Agreement. Prior to the date on which (i) an insolvency proceeding is commenced by the Company or (ii) an insolvency proceeding is commenced against the Company and is not dismissed or stayed within 60 days, such date, the Facility End Date, the Company’s obligation to purchase such investments is conditional upon satisfying certain conditions, including that the Company has

KKR FS Income Trust
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 10. Commitments and Contingencies (continued)
called and received cash funding from subscriptions in an aggregate amount of at least $500,000, such condition, the Capital Condition.
During the year ended December 31, 2024, the Company purchased investments, including unfunded commitments, with a cost of $238,169 from the Financing Provider. As of December 31, 2024, $21,179 of these purchases are included in payable for investments purchased in the consolidated statements of assets and liabilities. For the period from January 1, 2025 through March 7, 2025, the Company purchased investments, including unfunded commitments, with a cost of $14,924 from the Financing Provider.
As of December 31, 2024, the conditions precedent to the Company’s obligation to purchase any additional investments from the Financing Provider had not been met. The Company did not hold any beneficial interest in the warehouse.
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
Unfunded commitments to provide funds to portfolio companies are not recorded in the Company’s consolidated statements of assets and liabilities. Since these commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. The Company has sufficient liquidity to fund these commitments. As of December 31, 2024, the Company’s unfunded commitments consisted of the following:

Category / Company(1)	Commitment Amount
Senior Secured Loans—First Lien
Apex Service Partners LLC	$893
Apex Service Partners LLC	1,828
Arcfield Acquisition Corp	1,375
Area Wide Protective Inc	2,769
Avetta LLC	1,146
Avetta LLC	1,605
Cadence Education LLC	1,412
Cadence Education LLC	1,632
Carrier Fire Protection	2,056
Carrier Fire Protection	1,792
Carrier Fire Protection	41
Clarience Technologies LLC	4,026
Clarience Technologies LLC	4,026
CLEAResult Consulting Inc	3,108
CLEAResult Consulting Inc	1,145
Community Brands Inc	641
Community Brands Inc	1,644
CSafe Global	864
Dental365 LLC	1,995
Dental365 LLC	3,757
DOXA Insurance Holdings LLC	1,233
DOXA Insurance Holdings LLC	184
DOXA Insurance Holdings LLC	838
DuBois Chemicals Inc	2,138
DuBois Chemicals Inc	2,138
Galway Partners Holdings LLC	841
Granicus Inc	46

KKR FS Income Trust
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 10. Commitments and Contingencies (continued)

Category / Company(1)	Commitment Amount
Granicus Inc	$1,339
Heritage Environmental Services Inc	2,797
Heritage Environmental Services Inc	276
Highgate Hotels Inc	1,580
Homrich & Berg Inc	1,745
Homrich & Berg Inc	9,433
Individual FoodService	514
Insightsoftware.Com Inc	913
Insightsoftware.Com Inc	889
Integrity Marketing Group LLC	6,056
Integrity Marketing Group LLC	16,917
J S Held LLC	1,588
J S Held LLC	3,375
Lazer Logistics Inc	1,230
Lazer Logistics Inc	1,918
Legends Hospitality LLC	1,809
Legends Hospitality LLC	1,005
Magna Legal Services LLC	849
Magna Legal Services LLC	2,386
MAI Capital Management LLC	3,577
MAI Capital Management LLC	1,705
MB2 Dental Solutions LLC	5,057
MB2 Dental Solutions LLC	1,882
Mercer Advisors Inc	10,226
Model N Inc	2,664
Model N Inc	1,421
Netsmart Technologies Inc	4,236
Netsmart Technologies Inc	4,343
OEConnection LLC	2,560
OEConnection LLC	1,596
OEConnection LLC	1,376
PSC Group	117
PSC Group	543
Radwell International LLC	1,451
Radwell International LLC	9,233
Revere Superior Holdings Inc	477
Revere Superior Holdings Inc	538
Rialto Capital Management LLC	362
Rockefeller Capital Management LP	4,097
Service Express Inc	3,263
Service Express Inc	1,535
Shaw Development LLC	2,049
Spotless Brands LLC	3,034
STV Group Inc	1,185
STV Group Inc	1,974
SureScripts LLC	5,938
Turnpoint Services Inc	692
Turnpoint Services Inc	1,108
USIC Holdings Inc	1,313
USIC Holdings Inc	2,341
Veriforce LLC	1,170

KKR FS Income Trust
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 10. Commitments and Contingencies (continued)

Category / Company(1)	Commitment Amount
Veriforce LLC	$935
Wealth Enhancement Group LLC	298
Woolpert Inc	2,984
Woolpert Inc	5,195
Zeus Industrial Products Inc	3,244
Zeus Industrial Products Inc	2,826
Asset Based Finance
Altitude II IRL WH Borrower DAC, Revolver	54
Bausch Health Cos Inc, Revolver	18,750
Curia Global Inc, Revolver	5,333
Discover Financial Services, Subordinated Loan	23
GreenSky Holdings LLC, Term Loan	374
Lennar Corp, Term Loan	328
Powin Energy Corp/NV, Revolver	7,253
TalkTalk Telecom Group Ltd, Revolver	2,861
Trinseo Materials Operating SCA / Trinseo Materials Finance Inc, Revolver	8,537
Weber-Stephen Products LLC, Revolver	14,284
Total	$258,134
Unfunded Equity/Other commitments	$22,827
__________
(1)May be commitments to one or more entities affiliated with the named company.
As of December 31, 2024, the Company’s debt commitments are comprised of $127,709 revolving credit facilities and $130,425 delayed draw term loans, which generally are used for acquisitions or capital expenditures and are subject to certain performance tests. Such unfunded debt commitments have a fair value representing unrealized appreciation (depreciation) of $261. The Company’s unfunded Equity/Other commitments generally require certain conditions to be met or actual approval from the Adviser prior to funding.
While the Company does not expect to fund all of its unfunded commitments, there can be no assurance that it will not be required to do so.
In the normal course of business, the Company may enter into guarantees on behalf of portfolio companies. Under such arrangements, the Company would be required to make payments to third parties if the portfolio companies were to default on their related payment obligations. The Company had no such guarantees outstanding at December 31, 2024 and December 31, 2023.
Note 11. Senior Securities Asset Coverage
Information about the Company’s senior securities is shown in the table below for the years ended December 31, 2024 and 2023:

Year Ended December 31,	Total Amount Outstanding Exclusive of Treasury Securities	Asset Coverage per Unit(1)	Involuntary Liquidation Preference per Unit(2)	Average Market Value per Unit(3) (Exclude Bank Loans)
2023	$94,746	$3,574	—	N/A
2024	$229,355	$4,616	—	N/A
__________
(1)Asset coverage per unit is the ratio of the carrying value of the Company’s total consolidated assets, less all liabilities and indebtedness not represented by senior securities, to the aggregate amount of senior securities representing indebtedness. This asset coverage ratio is multiplied by $1,000 to determine the “Asset Coverage per Unit”.
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

KKR FS Income Trust
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 12. Financial Highlights
The following is a schedule of financial highlights of the Company for the years ended December 31, 2024 and 2023:

	Year Ended December 31,
	2024	2023
Per Share Data:
Net asset value, beginning of period	$28.84	$25.82
Results of operations
Net investment income (loss)(1)	3.33	2.74
Net realized gain (loss) and unrealized appreciation (depreciation)(2)	0.67	2.01
Net increase (decrease) in net assets resulting from operations	4.00	4.75
Shareholder distributions(3)
Distributions from net investment income	(3.26)	(0.96)
Distributions from net realized gain on investments	(0.02)	—
Net decrease in net assets resulting from shareholder distributions	(3.28)	(0.96)
Capital share transactions
Issuance of Common Shares(4)	—	(0.77)
Net increase (decrease) in net assets resulting from capital share transactions	—	(0.77)
Net asset value, end of period	$29.56	$28.84
Shares outstanding, end of period	28,051,771	8,457,385
Total return based on net asset value(5)	13.87%	15.41%
Ratio/Supplemental Data:
Net assets, end of period	$829,242	$243,894
Ratio of net investment income to average net assets(6)	11.33%	9.59%
Ratio of total operating expenses to average net assets(6)	7.42%	6.12%
Ratio of waived expenses to average net assets(6)	(2.63)%	(2.59)%
Ratio of net operating expenses to average net assets(6)	4.79%	3.53%
Portfolio turnover	13.34%	8.40%
Total amount of senior securities outstanding, exclusive of treasury securities	$229,355	$94,746
Asset coverage per unit(7)	4.62	3.57
____________________
(1)The per share data was derived by using the weighted average shares outstanding during the applicable period.
(2)The amount shown at this caption is the balancing figure derived from the other figures in the schedule. The amount shown at this caption for a share outstanding throughout the period may not agree with the change in the aggregate gains and losses in portfolio securities for the period because of the timing of sales of the Company’s shares in relation to fluctuating market values for the portfolio.
(3)The per share data for distributions reflect the actual amount of distributions declared per share during the applicable period.
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
(6)Weighted average net assets during the applicable period are used for this calculation. The following is a schedule of supplemental ratios for the years ended December 31, 2024 and 2023:

	Year Ended December 31,
	2024	2023
Ratio of accrued capital gains incentive fees to average net assets	0.23%	0.37%
Ratio of interest expense to average net assets	2.90%	1.06%
(7)Asset coverage per unit is the ratio of the carrying value of the Company’s total consolidated assets, less liabilities and indebtedness not represented by senior securities, to the aggregate amount of senior securities representing indebtedness.

KKR FS Income Trust
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 13. Subsequent Events
Distributions
On January 10, 2025, the Board declared a distribution of $0.25 per Common Share, which was paid on February 26, 2025 to shareholders of record as of the close of business on January 31, 2025. On February 11, 2025, the Board declared a distribution of $0.25 per Common Share, payable on or about March 27, 2025 to shareholders of record as of the close of business on February 28, 2025. On March 10, 2025, the Board declared a distribution of $0.25 per Common Share payable on or about April 28, 2025 to shareholders of record as of the close of business on March 31, 2025. Additionally, on March 10, 2025, the Board declared a special distribution of $0.10 per Common Share payable on or about April 28, 2025 to shareholders of record as of the close of business on March 31, 2025. Shareholders may receive the distribution payments in cash or in Common Shares in accordance with their election under the Company’s distribution reinvestment plan.
Private Offering Closings
On January 2, 2025, the Company issued and sold 839,648 Common Shares in the Private Offering (with the final number of Common Shares issued being determined on January 22, 2025) pursuant to Subscription Agreements entered into with the participating investors for aggregate consideration of $24,820.
On February 3, 2025, the Company issued and sold 2,405,580 Common Shares in the Private Offering (with the final number of Common Shares issued being determined on February 21, 2025) pursuant to Subscription Agreements entered into with the participating investors for aggregate consideration of $71,253.
On March 3, 2025, the Company issued and sold Common Shares in the Private Offering pursuant to Subscription Agreements entered into with the participating investors for aggregate consideration of $54,123. The final number of Common Shares issued as of March 3, 2025 in connection with the monthly closing will be determined at a later date in connection with the Company’s determination of its net asset value per Common Share as of February 28, 2025.
K-FIT CO-1 Credit Facility
On March 4, 2025, K-FIT Finance CO-1 LLC, or K-FIT CO-1, a wholly-owned, special purpose financing subsidiary of the Company, entered into a revolving credit facility, or the K-FIT CO-1 Credit Facility, pursuant to a Loan, Security and Servicing Agreement, or the Loan Agreement, by and among K-FIT CO-1, as borrower, the Company, as servicer, Capital One, National Association, or Capital One, as administrative agent, hedge counterparty and swingline lender, each of the lenders from time to time party thereto, and Computershare Trust Company, N.A., as collateral administrator and collateral custodian.
The K-FIT CO-1 Credit Facility provides for, among other things, borrowings in U.S. dollars, Australian dollars, Canadian dollars, Euros and British pound sterling in an initial aggregate amount of up to $250,000, with an option for K-FIT CO-1 to elect at one or more times, subject to certain conditions, including the consent of Capital One, to increase the maximum committed amount up to $350,000.
The revolving period during which K-FIT CO-1 is permitted to borrow, repay and re-borrow advances will terminate on March 4, 2028. Advances under the K-FIT CO-1 Credit Facility are subject to satisfaction of certain conditions, including maintenance of the required borrowing base. Any amounts borrowed under the K-FIT CO-1 Credit Facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on March 4, 2030.
Note 14. Segment Reporting
The Company operates through a single operating and reporting segment with an investment objective to generate current income and, to a lesser extent, long-term capital appreciation. The CODM is comprised of the Company’s chief executive officer and chief investment officer. The CODM assesses the performance and makes operating decisions of the Company on a consolidated basis primarily based on the Company’s net increase in shareholders’ equity resulting from operations, or net income. In addition to numerous other factors and metrics, the CODM utilizes net income as a key metric in determining the amount of dividends to be distributed to the Company’s shareholders. As the Company’s operations comprise of a single reporting segment, the segment assets are reflected on the accompanying consolidated statements of assets and liabilities as “total assets” and the significant segment expenses are listed on the accompanying consolidated statements of operations.

KKR FS Income Trust
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 15. Selected Quarterly Financial Data (Unaudited)
The following is the quarterly results of operations for the years ended December 31, 2024 and 2023. The following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	Quarter Ended
	December 31, 2024	September 30, 2024	June 30, 2024	March 31, 2024
Investment income	$27,584	$22,407	$15,260	$11,420
Operating expenses
Net expenses and excise taxes	6,787	6,370	5,667	3,975
Net investment income	20,797	16,037	9,593	7,445
Realized and unrealized gain (loss)	843	1,974	3,666	2,128
Net increase (decrease) in net assets resulting from operations	$21,640	$18,011	$13,259	$9,573
Per share information-basic and diluted
Net investment income	$0.82	$0.87	$0.81	$0.83
Net increase (decrease) in net assets resulting from operations	$0.85	$0.98	$1.12	$1.06
Weighted average shares outstanding	25,252,664	18,447,883	11,782,694	8,983,810

	Quarter Ended
	December 31, 2023	September 30, 2023	June 30, 2023	March 31, 2023
Investment income	$8,317	$4,474	$720	$233
Operating expenses
Net expenses and excise taxes	1,766	1,281	652	—
Net investment income	6,551	3,193	68	233
Realized and unrealized gain (loss)	(112)	1,631	1,604	162
Net increase (decrease) in net assets resulting from operations	$6,439	$4,824	$1,672	$395
Per share information-basic and diluted
Net investment income	$0.77	$0.63	$0.10	$0.74
Net increase (decrease) in net assets resulting from operations	$0.76	$0.94	$2.48	$1.25
Weighted average shares outstanding	8,457,385	5,106,788	667,273	318,222
The sum of quarterly per share amounts does not necessarily equal per share amounts reported for the years ended December 31, 2024 and 2023. This is due to changes in the number of weighted-average shares outstanding and the effects of rounding for each period.
For the year ended December 31, 2024, 81.9% of distributions to holders of Common Shares qualified as interest related dividends for shareholders which are exempt from U.S. withholding tax applicable to non U.S. shareholders. For the year ended December 31, 2024, 79.9% of distributions qualified as excess interest income for purposes of Internal Revenue Code Section 163(j).

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
As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2024. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were (a) designed to ensure that the information we are required to disclose in our reports under the Exchange Act is recorded, processed and reported in an accurate manner and on a timely basis and the information that we are required to disclose in our Exchange Act reports is accumulated and communicated to management to permit timely decisions with respect to required disclosure and (b) operating in an effective manner.
Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. As defined in Exchange Act Rules 13a-15(f) and 15d-15(f), internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.
Our internal control over financial reporting includes those policies and procedures that:
1. Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the Company’s transactions and the dispositions of assets of the Company;
2. Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of our management and Board of Trustees; and
3. Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation and presentation and may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Management’s report on internal control over financial reporting is set forth above under the heading “Management’s Report on Internal Control over Financial Reporting” in Item 8 of this annual report on Form 10-K.
Changes in Internal Control Over Financial Reporting
During the quarter ended December 31, 2024, there was no change in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) or 15d-15(f)) that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.    Other Information.
Rule 10b5-1 Trading Plans
During the fiscal quarter ended December 31, 2024, none of our trustees or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”
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
Trustees
Information regarding the Board of Trustees as of March 13, 2025 is as follows:

Name	Age	Position	Length of Time Served	Number of Portfolio Companies in Fund Complex Overseen by Trustee(1)	Other Public Directorships Held by Trustee During the Past Five Years
Independent Trustees
Barbara Adams	73	Trustee	Since 2022	3	FSK; K-FITS; Federal Home Loan Bank of Pittsburgh
Brian R. Ford	76	Trustee	Since 2022	3	Clearway Energy, Inc.; FS Energy Total Return Fund; FS Credit Income Fund; FS Multi-Alternative Income Fund; FSK; K-FITS
Richard I. Goldstein	64	Trustee	Since 2022	3	FS Specialty Lending Fund; FSK; K-FITS
Michael J. Hagan	62	Lead Independent Trustee	Since 2022	3	Nutrisystem, Inc.; FSK; K-FITS
Jeffrey K. Harrow	67	Trustee	Since 2022	3	FSK; K-FITS
Jerel A. Hopkins	53	Trustee	Since 2022	3	FSK; K-FITS
Osagie Imasogie	63	Trustee	Since 2022	3	FSK; K-FITS; Zelira Therapeutics; Ibere Pharmaceuticals
James H. Kropp	76	Trustee	Since 2022	3	American Homes 4 Rent; FSK; K-FITS; KKR Real Estate Select Trust
Elizabeth J. Sandler	54	Trustee	Since 2022	3	FSK; K-FITS; essensys PLC

Interested Trustees
Michael C. Forman	63	Chairperson and Chief Executive Officer	Since 2022	3	FSK; K-FITS; FS Specialty Lending Fund; FS Credit Opportunities Corp.; FS Credit Real Estate Income Trust; FS Credit Income Fund
Daniel Pietrzak	50	Co-President and Chief Investment Officer	Since 2022	3	FSK; K-FITS; Toorak Capital Partners; Pepper Group Limited
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
Interested Trustees
Michael C. Forman is the Company’s Chairman and Chief Executive Officer. He is also Chairman and Chief Executive Officer of FSK, K-FITS, and FS Investments. Mr. Forman has been leading FS Investments since its founding in 2007. He has served as the Chairman and Chief Executive Officer of the Adviser since its inception. Mr. Forman also previously served as Chairman, President and/or Chief Executive Officer of FS KKR Capital Corp. II, or FSKR, until its merger with FSK in June 2021, or the Merger. He currently serves as Chairman, President and/or Chief Executive Officer of other funds sponsored by FS Investments and its affiliates. Prior to founding FS Investments, Mr. Forman founded a private equity and real estate investment firm. He started his career as an attorney in the Corporate and Securities Department at the Philadelphia based law firm of Klehr Harrison Harvey Branzburg LLP. In addition to his career as an attorney and investor, Mr. Forman has been an active entrepreneur and has founded several companies, including companies engaged in the gaming, specialty finance and asset management industries. Mr. Forman is a member of a number of civic and charitable boards, including The Philadelphia Equity Alliance, Drexel University and the Philadelphia Center City District Foundation. Mr. Forman received his B.A., summa cum laude, from the University of Rhode Island, where he was elected Phi Beta Kappa, and received his J.D. from Rutgers University.
Daniel Pietrzak is the Company’s Co-President and Chief Investment Officer. He has served as FSK’s Co-President since 2019 and as Chief Investment Officer of FSK since April 2018. He also serves as Co-President and Chief Investment Officer of K-FITS. Mr. Pietrzak also serves on the board of FSK and K-FITS. He previously served as the Co-President and Chief Investment Officer of FSKR until the Merger. Mr. Pietrzak joined KKR Credit in 2016 and is a member of KKR Credit and Global Head of Private Credit. Mr. Pietrzak is a portfolio manager for KKR Credit’s private credit funds and portfolios and a member of the Global Private Credit Investment Committee, Europe Direct Lending Investment Committee and KKR Credit Portfolio Management Committee. Prior to joining KKR Credit, Mr. Pietrzak was a Managing Director and the Co-Head of Deutsche Bank’s Structured Finance business across the Americas and Europe. Previously, Mr. Pietrzak was based in New York and held various roles in the structured finance and credit businesses of Société Générale and CIBC World Markets. Mr. Pietrzak started his career at PricewaterhouseCoopers in New York and is a Certified Public Accountant. Mr. Pietrzak holds an M.B.A. in Finance from The Wharton School of the University of Pennsylvania and a B.S. in Accounting from Lehigh University.
Independent Trustees
Barbara Adams has served on the Company’s Board of Trustees since inception. She also has served on the board of directors for FSK since 2018 and serves on the board of trustees for K-FITS. Ms. Adams was also a member of the board of directors of FSKR until the Merger. Ms. Adams served as the Executive Vice President – legal affairs and General Counsel of the Philadelphia Housing Authority from August 2011 to April 2016, and as a trustee of each of the Philadelphia Housing Authority Retirement Income Trust and the Philadelphia Housing Authority Defined Contribution Pension Plan from November 2011 to April 2016. She served as the General Counsel of the Commonwealth of Pennsylvania, or the Commonwealth, from 2005 until January 2011. As General Counsel to the Commonwealth, Ms. Adams led a staff of more than 500 lawyers in representing then Pennsylvania Governor Edward G. Rendell and more than 30 executive and independent agencies and commissions in litigation, transactions, regulatory, legislative and criminal justice matters. Prior to her appointment as General Counsel to the Commonwealth, Ms. Adams was a partner at the law firm of Duane Morris LLP in Philadelphia, focusing her practice on taxable and tax-exempt public finance, affordable housing development matters, state and local government law, energy law and campaign finance law. Ms. Adams currently serves on the board of directors of the Federal Home Loan Bank of Pittsburgh, and a member of its audit committee and a member and Vice-Chair of membership, credit and community investment committee (formerly known as the affordable housing, products and services committee). She also currently serves as an executive committee member and Vice Chair of the board of directors of the Committee of Seventy and has served as a board member of the Philadelphia Energy Authority since 2011. Ms. Adams has served on the boards of a number of other charitable and public organizations, including a term as Commissioner of the Philadelphia Gas Commission, as a Commissioner and Secretary of the Independent Charter Commission of the City of Philadelphia, and on the boards of the Pennsylvania Association of Bond Lawyers, the Philadelphia Association of Community Development Corporations, the People’s Emergency Center (now, HopePHL) and the Reading Terminal Market Corporation. Ms. Adams is a graduate of Temple University School of Law and a graduate of Smith College. She is NACD (National Association of Corporate Directors) Directorship Certified™. The NACD Directorship Certification® program equips directors with the foundation of knowledge sought by boards to effectively contribute in the boardroom. NACD Directorship Certified directors pass a foundational exam developed by experienced directors and, via continuing recertification requirements, commit to continuing education on governance and emerging issues impacting the businesses they serve in order to elevate the profession of directorship. Ms. Adams also has an Advanced Management Program Certificate from the Wharton School of the University of Pennsylvania Aresty School of Executive Education and the NACD/Carnegie Melon CERT Certificate in Cybersecurity Oversight.
Brian R. Ford has served on the Company’s Board of Trustees since inception. He also has served on the board of directors for FSK since 2018, and serves on the board of trustees for K-FITS. Mr. Ford was also a member of the board of directors of FSKR until the Merger. Mr. Ford also serves on the board of trustees of FS Credit Income Fund. Mr. Ford retired as a partner and CPA of Ernst & Young LLP, a multinational professional services firm, in July 2008, where he was employed since 1971. Mr. Ford currently also serves on the board of Clearway Energy, Inc. and AmeriGas Propane, Inc. Mr. Ford was previously the Chief Executive Officer of Washington Philadelphia Partners, LP, a real estate investment company, from July 2008 to April 2010. He currently serves on the boards of Clearway Energy Inc., Bayada, a home healthcare nonprofit corporation and Drexel University. Mr. Ford received his B.S. in Economics from Rutgers University. He is a Certified Public Accountant.
Richard I. Goldstein has served on the Company’s Board of Trustees since inception. He also has served on the board of directors for FSK since 2018 and serves on the board of trustees of K-FITS. Mr. Goldstein was also a member of the board of directors of FSKR until the Merger. Mr. Goldstein has served as Chief Operating Officer of Radius Global Infrastructure Inc., or Radius Global, since 2020 and has previously served as a Managing Director of Associated Partners, a private investment partnership focusing on creating, operating and investing in wireless communications companies, since its inception in 2006. He also serves as the chief operating officer of AP WIP Investments. Mr. Goldstein currently also serves as lead director of FS Specialty Lending Fund, a position he has held since March 2015. Prior to joining Associated Partners, Mr. Goldstein was vice president of The Associated Group, Inc., or AGI, publicly-traded owner and operator of communications-related businesses and assets. While at AGI, he was responsible for operating AGI’s cellular telephone operations. Mr. Goldstein has serves as a director of Ubicquia since 2017. Mr. Goldstein served as a director of Intellon Corporation prior to its acquisition by Atheros Communications, Inc. Mr. Goldstein received a Bachelor of Science in Business and Economics from Carnegie Mellon University and received training at the Massachusetts Institute of Technology in Management Information Systems. Mr. Goldstein has extensive experience as a senior executive and in negotiating investment transactions in a variety of industries, including the energy industry.
Michael J. Hagan has served on the Company’s Board of Trustees since inception. He also has served on the board of directors for FSK since 2011 and serves on the board of trustees of K-FITS. Mr. Hagan was also a member of the board of directors of FSKR until the Merger. He is a co-founder of Hawk Capital Partners, a private equity firm, where he currently serves as Managing Partner, and has served in such capacity since December 2014. Prior to co-founding Hawk Capital Partners, Mr. Hagan served as the President of LifeShield, Inc., or LifeShield, from June 2013 to May 2014, a leading wireless home security company which was acquired by and became a division of DirecTV in 2013. He previously served as the Chairman, President and Chief Executive Officer of LifeShield from December 2009 to May 2013. Prior to his employment by LifeShield, Mr. Hagan served as Chairman of NutriSystem, Inc., or NutriSystem, from 2002 to November 2008, as Chief Executive Officer of NutriSystem from 2002 to May 2008 and as President of NutriSystem from July 2006 to September 2007. Prior to joining NutriSystem, Mr. Hagan was the co-founder of Verticalnet Inc., or Verticalnet, and held a number of executive positions at Verticalnet since its founding in 1995, including Chairman of the Board from 2002 to 2005, President and Chief Executive Officer from 2001 to 2002, Executive Vice President and Chief Operating Officer from 2000 to 2001 and Senior Vice President prior to that time. Mr. Hagan has served on the board of directors of NutriSystem since February 2021, and from 2012 to 2019, where he presided in the role of Chairman of the Board. Mr. Hagan previously served as a Director of NutriSystem from 2002 to November 2008, Verticalnet from 1995 to January 2008 and Actua Corporation (formerly known as ICG Group, Inc.) from June 2007 to February 2018. Mr. Hagan also served as a member of the board of trustees of American Financial Realty Trust from 2003 to June 2007. Mr. Hagan holds a B.S. in Accounting from Saint Joseph’s University and he is an inactive Certified Public Accountant.
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

Jerel A. Hopkins has served on the Company’s Board of Trustees since inception. He also has served on the board of directors for FSK since 2018 and serves on the board of trustees for K-FITS. Mr. Hopkins was also a member of the board of directors of FSKR until the Merger. Mr. Hopkins has served as General Counsel and Corporate Secretary of Hershey Trust Company since July 2023. Prior to joining Hershey Trust Company, Mr. Hopkins served as a Managing Director and Associate General Counsel of Delaware Management Holdings, Inc., a diversified asset management firm and an affiliate of Macquarie, from November 2004 to July 2023. Mr. Hopkins served as an attorney in the corporate and securities department of the law firm Klehr Harrison from January 2000 to November 2004. Mr. Hopkins served as counsel in the division of enforcement and litigation of the Pennsylvania Securities Commission from August 1997 to December 1999 and as lead counsel of the internet fraud unit from January 1999 to December 1999. In addition, Mr. Hopkins served as special counsel on behalf of the Pennsylvania Securities Commission to the North American Securities Administrators Association, Inc. from January 1999 to December 1999. Mr. Hopkins has also served on the board of trustees of the Philadelphia College of Osteopathic Medicine from February 2012 until 2024, most recently as Vice-Chairman of the Board. Mr. Hopkins received his B.S. from the Wharton School of the University of Pennsylvania and his J.D. from Villanova University School of Law.
Osagie Imasogie has served on the Company’s Board of Trustees since inception. He also has served on the board of directors for FSK since 2018 and serves on the board of trustees for K-FITS. Mr. Imasogie was also a member of the board of directors of FSKR until the Merger. Mr. Imasogie has over 30 years of experience in the field of law, finance, business management, healthcare and the pharmaceutical industry. He is a co-founder and the Senior Managing Partner of PIPV Capital, a private equity firm that is focused on the life sciences vertical. Prior to co-founding PIPV Capital, Mr. Imasogie conceptualized and established GlaxoSmithKline Ventures and was its founding Vice President. Mr. Imasogie has held senior commercial and R&D positions within pharmaceutical companies such as GSK, SmithKline, DuPont Merck and Endo, where he was the founding General Counsel and Senior Vice President for corporate development. Mr. Imasogie has also been a Price Waterhouse corporate finance partner as well as a practicing attorney with a leading US law firm. Mr. Imasogie is a serial entrepreneur and investor. He was the founder and Chairman of Iroko Pharmaceuticals, Ception Therapeutics Inc. and Trigenesis Therapeutics Inc. In addition, he serves on the board of a number of financial institutions such as Haverford Trust and StoneRidge Investment and is the Non-Executive Chairman of Quoin Capital. In addition, Mr. Imasogie is an advisor to Brown Advisory. In 2023, Mr. Imasogie was appointed by President Biden as an inaugural member of the President’s Advisory Council on African Diaspora Engagement in the United States. Mr. Imasogie is a Trustee of the University of Pennsylvania and a member of the Board of Advisors of the University of Pennsylvania Law School, where he is an adjunct professor of Law. Mr. Imasogie also serves on the board of the Philadelphia Orchestra and the Philadelphia Museum of Art. Mr. Imasogie holds post-graduate degrees from the University of Pennsylvania Law School and the London School of Economics.
James H. Kropp has served on the Company’s Board of Trustees since inception. He also has served on the board of directors for FSK since 2018 and serves on the board of trustees for K-FITS. Mr. Kropp was also a member of the board of directors of FSKR until the Merger. Mr. Kropp served as an independent director of Corporate Capital Trust, Inc., or CCT, from 2011 until the merger of FSK and CCT in 2018, and served as an independent trustee for Corporate Capital Trust II, or CCT II, from 2015 until its merger with FSKR in 2019. Mr. Kropp previously served as Chief Investment Officer of SLKW Investments LLC, a position he held from 2009 until his retirement in 2019 and was Chief Financial Officer of Microproperties LLC from 2012 to 2019. From 1998 to 2021, Mr. Kropp was a Director and Chair of the Compensation Committee and member of the Nominating/Corporate Governance committee of PS Business Parks, Inc., a public real estate investment trust whose shares were listed on the NYSE (as defined below) until its acquisition. Mr. Kropp became an independent trustee of NYSE-listed American Homes 4 Rent since its founding in November 2012. He served as Chairman of its audit committee from November 2012 to May 2023, and currently serves on its Nominating and Governance Committee since May 2023. Mr. Kropp became lead independent director of KKR Real Estate Select Trust at its founding in 2021. Mr. Kropp received a B.B.A. Finance from St. Francis College and completed the MBA/CPA preparation program from New York University. Mr. Kropp has, in the past, been licensed to serve in a variety of supervisory positions (including financial, options and compliance principal) by the National Association of Securities Dealers. He is a member of the American Institute of CPAs and a Board Leadership Fellow for the National Association of Corporate Directors.
Elizabeth Sandler has served on the Company’s Board of Trustees since inception. He also has served on the board of directors for FSK since 2019 and serves on the board of trustees of K-FITS. Ms. Sandler was also a member of the board of directors of FSKR until the Merger. Ms. Sandler is the founder and has served as the Chief Executive Officer of Echo Juliette, a consultant and adviser on workplace investments spanning executive coaching, employee productivity and physical space, since January 2019. Ms. Sandler is Chief Operating Officer at the luxury hospitality owner, Mohari Hospitality. She is a seasoned senior executive with 25 years of experience as a Head of Strategy and Chief Operating Officer for multi-national divisions of global financial services organizations. Most recently, Ms. Sandler was a COO for Blackstone Real Estate Debt Strategies (BREDS), the private equity firm’s $30 billion AUM real estate debt fund, mortgage REIT (NYSE: BXMT) and real estate securities hedge fund business. Before Blackstone, Ms. Sandler spent 16 years at Deutsche Bank as COO of Group Risk and a member of the Bank’s Global Operating Committee. Prior to joining Deutsche Bank, she worked at a number of companies in the financial services industry. Ms. Sandler received a B.A. from Duke University and an M.B.A. from The Wharton School of the University of Pennsylvania.

Information about Officers Who Are Not Trustees
The following sets forth certain information as of March 13, 2025 regarding the Company’s executive officers who are not trustees, as well as the Company’s Co-Chief Operating Officers, Treasurer and Vice President, who are not executive officers of the Company. Each executive officer holds his office until his successor is chosen and qualified, or until his earlier resignation or removal.

Name	Age	Position
Brian Gerson	58	Co-President
Rony Ma	37	Vice President
Steven Lilly	55	Chief Financial Officer
Stephen S. Sypherd	47	General Counsel & Secretary
Drew O’Toole	36	Co-Chief Operating Officer
Ryan Wilson	48	Co-Chief Operating Officer
William Goebel	50	Chief Accounting Officer
James F. Volk	62	Chief Compliance Officer
Zach Chalfant	40	Treasurer
Brian Gerson has served as the Co-President of the Company and K-FITS since inception, has served as Co-President of FSK since October 2019 and also previously served as the Co-President of FSKR until the Merger. He joined FS Investments in November 2017 as its Head of Private Credit and has more than 20 years of experience in investing and corporate lending, with specific expertise in lending through BDCs. Mr. Gerson has served on the Adviser’s investment committee since April 2018. Prior to joining FS Investments, he most recently served as Group Head and Managing Director at LStar Capital, or LStar, the credit affiliate of Lone Star Funds, from April 2015 to November 2017. At LStar, Mr. Gerson developed and maintained deep relationships with the financial sponsor community and middle-market intermediaries while significantly expanding LStar’s corporate credit business. Prior to joining LStar, Mr. Gerson was a founding member of Solar Capital Partners, which serves as investment adviser to two yield-oriented BDCs. At Solar Capital, he spent seven years from January 2007 to September 2014 in various credit, origination, management, and business development roles, most recently serving as Executive Vice President of Solar Capital Limited. Prior to joining Solar Capital, Mr. Gerson spent 12 years in various positions, including Managing Director at CIBC World Markets in its Leveraged Finance and Financial Sponsors Group. Mr. Gerson graduated summa cum laude and Phi Beta Kappa from Tufts University where he earned a Bachelor of Arts in Mathematics. Brian Gerson is on a leave of absence from the Company, effective February 3, 2025. Daniel Pietrzak, the Company’s Co-President, Chief Investment Officer, and a member of the Company’s Board of Trustees, together with the other officers of the Company, have assumed Mr. Gerson’s responsibilities while he is on leave.
Rony Ma has served as the Vice President of the Company, FSK and K-FITS since 2023. Mr. Ma joined KKR in 2011 and is a Managing Director on the Credit team. He serves as a portfolio manager for the firm’s private credit funds and portfolios. Mr. Ma is a member of the Global Corporate Private Credit Investment Committee and the Investment Committee for the FS/KKR BDC platform. Prior to joining KKR, Mr. Ma was with Deutsche Bank where he was involved in leveraged loan and high yield transactions for private equity and corporate issuers. Mr. Ma holds a B.S. and B.A.S. from the University of Pennsylvania.
Steven Lilly has served as the Chief Financial Officer of the Company and K-FITS since inception, has served as the Chief Financial Officer of FSK since November 2019 and also previously served as Chief Financial Officer of FSKR until the Merger. He joined FS Investments in October 2019 as a Managing Director. Mr. Lilly has a wealth of experience in the BDC space and most recently served as chief financial officer and secretary of Triangle Capital Corporation, or Triangle, and as a member of its Board of Directors from 2006 and as its chief compliance officer from 2007, prior to Triangle’s sale to Benefit Street Partners and Barings LLC in 2018. From 2005 to 2006, Mr. Lilly served as chief financial officer of Triangle Capital Partners, LLC. At Triangle, he built the company’s financial and operating infrastructure, oversaw listings on the Nasdaq and NYSE in 2007 and 2010, respectively, and led all corporate M&A and strategic processes. Prior to joining Triangle, Mr. Lilly spent seven years as Senior Vice President of Finance & Treasurer at SpectraSite Communications, a publicly traded wireless tower company, which was sold to American Tower Corporation in 2005. He began his career in the media and communications capital markets group at First Union, now part of Wells Fargo. Mr. Lilly earned a B.A. in History from Davidson College and completed the Executive Education Program at University of North Carolina at Chapel Hill. He currently serves on the board of trustees of UNC/Rex Healthcare, Episcopal High School, Saint Mary’s School, and Historic Oakwood Cemetery in Raleigh, NC. He is also a Director at America First Multifamily Investors, LP, a publicly traded mortgage real estate investment trust, where he serves as Chairman of the Audit Committee.
Stephen S. Sypherd has served as the General Counsel and Secretary of the Company and K-FITS since inception and has served as General Counsel of FSK since April 2018. He previously served as FSK’s Secretary and Vice President since 2013. Mr. Sypherd also previously served as the General Counsel and Secretary of FSKR until the Merger and he continues to serve as Secretary, General Counsel, Vice President and/or Treasurer of other funds sponsored by FS Investments. Mr. Sypherd has also served in various senior officer capacities for FS Investments and its affiliated investment advisers, including as Senior Vice President from December 2011 to August 2014, General Counsel since January 2013 and Managing Director since August 2014. He is responsible for legal and compliance matters across all entities and investment products of FS Investments. Prior to joining FS Investments, Mr. Sypherd served for eight years as an attorney at Skadden, Arps, Slate, Meagher & Flom LLP, where he practiced corporate and securities law. Mr. Sypherd received his B.A. in Economics from Villanova University and his J.D. from the Georgetown University Law Center, where he was an Executive Editor of the Georgetown Law Journal. He serves on the board of trustees of the University of the Arts where he is also the chairman of the audit committee (and on the executive and governance committees of that board).
Drew O’Toole has served as the Co-Chief Operating Officer of the Company and K-FITS since inception, has served as Co-Chief Operating Officer of FSK since October 2019 and also previously served as the Co-Chief Operating Officer of FSKR until the Merger. He is a Managing Director of FS Investments, which he joined in April 2014. Previously, Mr. O’Toole was a Director of Corporate Strategy at FS Investments. His responsibilities were primarily focused on the design, analysis and implementation of key firm strategic initiatives. Prior to FS Investments, he worked in various roles at Cambridge Associates LLC, an institutional investment advisory and consulting firm. Mr. O’Toole graduated summa cum laude from the University of Pittsburgh with degrees in Finance and Business Management. He is also a CFA charterholder.
Ryan Wilson has served as the Co-Chief Operating Officer of the Company and K-FITS since inception, has served as Co-Chief Operating Officer of FSK since October 2019 and also previously served as the Co-Chief Operating Officer FSKR until the Merger. He joined KKR Credit in 2006 and he is currently a Managing Director of KKR. Mr. Wilson served as CCT’s Chief Operating Officer prior to its merger with FSK in 2018 and has held various roles across KKR Credit. Prior to joining KKR Credit, Mr. Wilson was with PricewaterhouseCoopers, serving a variety of clients across industries. Mr. Wilson holds a B.A. in Economics with honors from Wilfrid Laurier University and a MAcc in Accounting from the University of Waterloo. He also is a CFA charterholder, Chartered Professional Accountant and a Chartered Accountant.
William Goebel has served as Chief Accounting Officer of the Company and K-FITS since inception and has served as FSK’s Chief Accounting Officer since October 2019. Previously, Mr. Goebel served as FSK’s Treasurer from April 2018 to June 2020 and FSK’s Chief Financial Officer from March 2011 to October 2019. Mr. Goebel also previously served as Chief Accounting Officer of FSKR until the Merger. Mr. Goebel is also a Managing Director of FS Investments. Prior to joining FS Investments, Mr. Goebel held a Senior Manager audit position with Ernst & Young LLP in the firm’s asset management practice from 2003 to January 2011, where he was responsible for the audits of regulated investment companies, private investment partnerships, investment advisers and broker-dealers. Mr. Goebel began his career at a regional public accounting firm, Tait, Weller and Baker LLP in 1997. Mr. Goebel received a B.S. in Economics from the Wharton School of the University of Pennsylvania in 1997. He is a Certified Public Accountant and a CFA charterholder.
James F. Volk has served as the Chief Compliance Officer of the Company and K-FITS since inception and has served as FSK’s Chief Compliance Officer since April 2015. Mr. Volk also previously served as the Chief Compliance Officer of FSKR until the Merger, and he continues to serve as Chief Compliance Officer of other funds sponsored by FS Investments. He is responsible for all compliance and regulatory issues affecting the Company and the foregoing companies. Before joining FS Investments and its affiliated investment advisers in October 2014, Mr. Volk was the Chief Compliance Officer, Chief Accounting Officer and Head of Traditional Fund Operations at SEI Investment Company’s Investment Manager Services market unit. Mr. Volk was also formerly the Assistant Chief Accountant at the SEC’s Division of Investment Management and a Senior Manager for PricewaterhouseCoopers. Mr. Volk graduated from the University of Delaware with a B.S. in Accounting and is currently an inactive Certified Public Accountant.
Zach Chalfant has served as the Treasurer of the Company and K-FITS since inception, has served as Treasurer of FSK since June 2020 and also previously served as the Treasurer of FSKR until the Merger. He is a Managing Director of FS Investments, which he joined in September 2012. Previously, Mr. Chalfant was a Director of Portfolio Management at FS Investments, where his responsibilities were focused on reporting and liability management. Prior to joining FS Investments, Mr. Chalfant worked in various roles at JPMorgan Chase and City of London Investment Management. Mr. Chalfant holds a B.S. in Finance from the University of Maryland.
Code of Ethics
The Company has adopted a code of business conduct and ethics, or as amended and restated, the Code of Business Conduct and Ethics, which applies to, among others, its officers, including its Chief Executive Officer and its Chief Financial Officer, as well as the members of the Board. The Company’s Code of Business Conduct and Ethics can be accessed on the Governance portion of the Company’s website at www.k-fit.com. The Company intends to disclose any substantive amendments to, or waivers from, required provisions of the Code of Business Conduct and Ethics under cover of a Current Report on Form 8-K, as required by the Exchange Act and the rules and regulations promulgated thereunder.

Insider Trading Policy and Prohibitions and Restrictions on Hedging and Pledging Transactions
Our Statement on the Prohibition of Insider Trading, or our Insider Trading Policy, governs the purchase, sale, and/or any other dispositions of our securities by trustees, officers, employees and other covered persons and is designed to promote compliance with insider trading laws, rules and regulations. To the extent the Company engages in transactions in its securities, it does so in accordance with applicable laws.
Among other things, our Insider Trading Policy prohibits any officer, manager, director, trustee or employee (including any temporary employee or consultant) of the Company or the Adviser who is aware of material, non-public information relating to the Company from, directly or through family members or other persons or entities, (a) buying or selling securities of the Company (other than pursuant to a pre-approved trading plan that complies with Rule 10b5-1 of the Exchange Act), or engaging in any other action to take personal advantage of that information, or (b) passing that information on to others outside of Company, including family and friends. All personnel covered under the Insider Trading Policy and their respective immediate family may purchase or sell securities of the Company only during a designated “window period” as set forth in the Insider Trading Policy; however, even during a “window period,” such covered personnel may not engage in transactions involving securities of the Company if he or she is in possession of material non-public information on the trade date. In addition, notwithstanding any “window period,” the Company requires that all purchases and sales of the Company’s securities by all such covered personnel be cleared by our Chief Compliance Officer, or his or her designee, prior to placing any order related to such transactions (other than purchases and sales of securities under a pre-approved trading plan that complies with Rule 10b5-1 of the Exchange Act).
In addition, officers, managers, directors, trustees and employees (including any temporary employee or consultant) of the Company or the Adviser, and their respective immediate family members are prohibited under the Insider Trading Policy from engaging in the following transactions in the Company’s securities, unless advance approval is obtained from our Chief Compliance Officer or his or her designee: (i) short-term trading (i.e., effectuating opposite-way trades in the same class of security within six months of each other); (ii) short sales; (iii) buying or selling puts or calls or other derivative securities on the Company’s securities; (iv) holding Company securities in a margin account or pledging the Company’s securities as collateral for a loan; and (v) entering into hedging or monetization transactions or similar arrangements with respect to the Company’s securities. Our Insider Trading Policy is filed as an exhibit to this annual report on Form 10-K.
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
Based solely on the Company’s review of Forms 3, 4 and 5 filed by the Company’s trustees and officers and information provided by the Company’s trustees and officers, the Company believes that during the fiscal year ended December 31, 2024, all Section 16(a) filing requirements applicable to such persons were met in a timely manner.
Audit Committee
The Board has established an Audit Committee that operates pursuant to a charter and consists of three members, including a Chairman of the Audit Committee. The Audit Committee members are Messrs. Ford (Chairman), Kropp and Imasogie, all of whom are Independent Trustees. The Board has determined that Messrs. Ford and Kropp are “audit committee financial experts” as defined by Item 407(d)(5)(ii) of Regulation S-K promulgated under the Exchange Act. The primary function of the Audit Committee is to oversee the integrity of the Company’s accounting policies, financial reporting process and system of internal controls regarding finance and accounting policies. The Audit Committee is responsible for selecting, engaging and discharging the Company’s independent registered public accounting firm, reviewing the plans, scope and results of the audit engagement with the Company’s independent accountants, approving professional services provided by the Company’s independent registered public accounting firm (including compensation therefor) and reviewing the independence of the Company’s independent registered public accounting firm. The Audit Committee charter can be accessed on the Governance portion of the Company’s website at www.k-fit.com.
Pursuant to the Audit Committee Charter, no member of the Audit Committee may serve simultaneously on the audit committees of more than three (3) public companies, unless the Board determines that such simultaneous service would not impair the ability of such member to serve on the Audit Committee effectively. The Board has determined, in consultation with and relying on the advice of counsel, that Brian R. Ford’s service on the audit committees of more than three (3) public companies, which includes the Company, would not impair the ability of Mr. Ford to effectively serve on the Audit Committee.

Portfolio Management
Investment Personnel
The management of our investment portfolio is the responsibility of the Adviser’s Investment Committee which is comprised of four appointees of KKR Credit (currently George Mueller, Daniel Pietrzak, Ryan Wilson and Rony Ma) and four appointees of FS Investments (currently Brian Gerson, Michael Kelly, Drew O’Toole and Christina Snyder). The members of the Investment Committee are not employed by us and receive no compensation from us in connection with their portfolio management activities. Biographical information relating to the Investment Committee members can be found further below.
Investment Committee
Investment opportunities and follow-on investments in existing portfolio companies will generally require approval of the Investment Committee. The Investment Committee meets regularly to consider our investments, direct our strategic initiatives and supervise the actions taken by the Adviser on our behalf. In addition, the Investment Committee reviews and determines whether to make prospective investments identified by the Adviser and monitors the performance of our investment portfolio. The day-to-day management of investments approved by the Investment Committee will be overseen by investment personnel.
None of the Investment Committee members receive any direct compensation from us. The members of the Investment Committee primarily responsible for the day-to-day management of the Company also manage other registered investment companies, other pooled investment vehicles and other accounts.
Members of the Investment Committee Who Are Not Our Trustees or Officers
Michael Kelly serves as Co-President and Chief Investment Officer of FS Investments. Mr. Kelly shares oversight of firm strategy and leads the investment management, product development, capital markets, due diligence and investment research functions. Mr. Kelly has extensive experience in investment management, product development and business development. Most recently, he was the chief executive officer of ORIX USA Asset Management, or ORIX, where he led the company’s acquisition of Robeco, a $250 billion global asset management company and the largest acquisition in ORIX’s 50-year history. Mr. Kelly started his career on Wall Street at Salomon Brothers and went on to join hedge fund pioneers Omega Advisors and Tiger Management. He then helped build and lead the hedge fund firm FrontPoint Partners, where he first served as chief investment officer and eventually co-chief executive officer. Mr. Kelly is a graduate of Cornell University and earned his M.B.A. at Stanford University. Mr. Kelly is a board member of Invest in Others, a co-founder and board member of the Spotlight Foundation and a trustee of the Tiger Foundation. He has also served as a trustee of the Stanford Graduate School of Business Trust.
Christina Snyder joined FS Investments in January 2015 and is a Senior Vice President in the investment management group. Ms. Snyder previously worked in portfolio management where her responsibilities were focused on BDC reporting. Before joining FS Investments, Ms. Snyder worked at J.P. Morgan Chase supporting the North America fixed income structured products desk. Prior to that, Ms. Snyder began her career with M&T Bank working with several groups across the bank. Ms. Snyder graduated with a B.S. in Finance from the Pennsylvania State University and holds the CFA Institute’s Chartered Financial Analyst designation.
George Mueller joined KKR in 2009 and is a Partner within KKR’s Credit & Markets business. He serves as a portfolio manager for KKR’s private credit funds and portfolios. Mr. Mueller is a member of the Global Corporate Private Credit Investment Committee. Mr. Mueller co-leads the team responsible for providing principal investment and capital markets solutions to financial sponsors and other issuers across the capital structure. Prior to joining KKR, Mr. Mueller was with Barclays Capital, where he worked in high yield and leveraged loan credit research, trading and capital markets. Mr. Mueller holds a B.A., magna cum laude, from Vanderbilt University and is a Chartered Financial Analyst (CFA). Mr. Mueller is actively involved in the community, serving a variety of non-profit organizations including the Melanoma Research Alliance and The Aldrich Contemporary Art Museum.
Item 11. Executive Compensation.
Compensation of Officers
The Company’s officers do not receive any direct compensation from the Company. The Company does not currently have any employees and does not expect to have any employees. As an externally managed BDC, services necessary for the Company’s business will be provided by individuals who are employees of the Adviser or its affiliates or by individuals who are contracted by the Adviser, the Company or their respective affiliates to work on behalf of the Company, pursuant to the terms of the Advisory Agreement and the Administration Agreement. Each of the Company’s executive officers is an employee of the Adviser or its affiliates, and the day-to-day investment operations and administration of the Company’s portfolio are managed by the Adviser.
Pursuant to the Administration Agreement, we reimburse the Adviser for expenses necessary to perform services related to our administration and operations (including but not limited to legal and compliance, finance, accounting, operations, investor relations, tax, valuation and internal audit personnel and other non-investment professionals that provide services to the Company), including the Adviser’s allocable portion of the compensation and related expenses of certain personnel of KKR Credit and FS Investments providing administrative services to us on behalf of the Adviser. See “Item 1. Business – Management Agreements” for a description of our obligation to reimburse the Adviser under the Administration Agreement. We reimburse the Adviser no less than monthly for all costs and expenses incurred by the Adviser in performing its obligations and providing personnel and facilities under the Administration Agreement. The Adviser allocates the cost of such services to us based on factors such as total assets, revenues, time allocations and/or other reasonable metrics, which methodology is reviewed by the Board, along with the proposed allocation of administrative expenses among us and certain affiliates of the Adviser.
In the case of Messrs. Forman, Pietrzak, Gerson and Ma, we cannot identify the portion of the compensation received by such officers that relates solely to such officers’ services to us. Conversely, for all other officers, we reimburse the Adviser for the allocable portion of compensation received by such officer, attributed to administrative services to the Company; for the year ended December 31, 2024, we recorded an aggregated total of $251,042 for compensation remitted to all other officers of the Company for administrative services provided to the Company, paid by the Adviser under the Administration Agreement on behalf of the Company.
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
Compensation of Trustees
The Company does not pay compensation to its trustees who also serve in an executive officer capacity for the Company or the Adviser. The Company’s trustees who do not also serve in an executive officer capacity for the Company or the Adviser temporarily agreed to waive annual cash retainer fees and annual fees for serving as committee members or chairpersons from inception until August 1, 2024. Beginning August 1, 2024, each Independent Trustee of the Company who serves as an independent member on the boards of directors/trustees and respective committees of all of the funds in the Fund Complex receives annual cash retainers as set forth in the below table, determined and paid quarterly in arrears and allocated among each fund in the Fund Complex (FSK, K-FITS and the Company) based upon relative gross assets.

Amount
Annual Board Retainer	$200,000
Annual Lead Independent Trustee Retainer	$35,000
Annual Committee Chair Retainers
Audit Committee	$35,000
Valuation Committee	$35,000
Nominating and Corporate Governance Committee	$15,000
Annual Audit Committee Member Retainer	$10,000
Annual Valuation Committee Member Retainer(1)	$10,000
____________________
(1)The Company does not pay this compensation to the Valuation Committee Chairman.
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
The Company has obtained trustees’ and officers’ liability insurance on behalf of its trustees and officers. The Company does not have a profit-sharing or retirement plan, and trustees do not receive any pension or retirement benefits. The Board of Trustees reviews and determines the compensation of Independent Trustees.

The table below sets forth the compensation received by each current trustee from (i) the Company and (ii) all of the companies in the Fund Complex, consisting of the Company, K-FITS and FSK in the aggregate, in each case, for service during the fiscal year ended December 31, 2024. The Company’s trustees do not receive any retirement benefits from the Company in connection with their service as trustees.

Name of Trustee	Fees Earned or Paid in Cash by the Company(1)	Total Compensation from the Company	Total Compensation from the Fund Complex(1)
Michael C. Forman	—	—	—
Daniel Pietrzak	—	—	—
Barbara Adams	$210,000	$210,000	$210,000
Brian R. Ford	$230,000	$230,000	$230,000
Richard Goldstein	$210,000	$210,000	$210,000
Michael J. Hagan	$232,500	$232,500	$232,500
Jeffrey K. Harrow	$215,000	$215,000	$215,000
Jerel A. Hopkins	$210,000	$210,000	$210,000
Osagie Imasogie	$215,000	$215,000	$215,000
James H. Kropp	$235,000	$235,000	$235,000
Elizabeth Sandler	$210,000	$210,000	$210,000
____________________
(1)Beginning August 1, 2024, each Independent Trustee of the Company who serves as an independent member on the boards of directors/trustees and respective committees of all of the funds in the Fund Complex receives annual cash retainers as set forth in the above table, determined and paid quarterly in arrears and allocated among each fund in the Fund Complex (FSK, K-FITS and the Company) based upon relative gross assets.
Compensation Committee Interlocks and Insider Participation
The Board currently does not have a compensation committee, and the Board does not make determinations regarding compensation of executive officers because the Company does not directly pay any compensation to its executive officers.
Timing of Grants of Options
The Company did not grant awards of stock options, stock appreciation rights or similar option-like instruments during fiscal year 2024. Accordingly, we have nothing to report under Item 402(x) of Regulation S-K.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.
The following table sets forth, as of February 28, 2025, the beneficial ownership of the Company’s current trustees, executive officers, each person known to the Company to beneficially own more than 5% of the outstanding Common Shares, and all of the Company’s executive officers and trustees as a group. With respect to persons known to us to beneficially own more than 5% of the outstanding Common Shares, we base such knowledge on beneficial ownership filings made by the holders with the SEC and other information known to us. Other than as set forth in the table below, none of our trustees or executive officers are deemed to beneficially own Common Shares.
Beneficial ownership is determined in accordance with Rule 13d-3 promulgated under the Exchange Act and includes voting or investment power with respect to the Common Shares. There are no Common Shares subject to options that are currently exercisable or exercisable within 60 days of February 28, 2025.

Shares Beneficially Owned as of February 28, 2025
Name and Address of Beneficial Owner(1)	Number of Shares	Percentage (%)(2)
More than 5% Owners:
Florida Power & Light Company Qualified Decommissioning Trusts for Turkey Point and St. Lucie Nuclear Plants(3)	3,483,107	11%
CCLF SPV LLC(4)	2,091,712	7%

Interested Trustees:
Michael C. Forman(5)	377,522	1%
Daniel Pietrzak	—	—

Independent Trustees:
Barbara Adams	—	—
Brian R. Ford	—	—
Richard I. Goldstein	—	—
Michael J. Hagan	—	—
Jeffrey K. Harrow	—	—
Jerel A. Hopkins	—	—
Osagie Imasogie	—	—
James H. Kropp	—	—
Elizabeth J. Sandler	—	—

Executive Officers:
Brian Gerson	—	—
Steven Lilly	—	—
Stephen S. Sypherd	—	—
William Goebel	—	—
James F. Volk	—	—
All Trustees and Executive Officers as a Group (16 persons)	377,522	1%
____________________
(1)The address for each of the trustees and executive officers set forth above is c/o KKR FS Income Trust, 201 Rouse Boulevard, Philadelphia, Pennsylvania 19112.
(2)Based on a total of 31,393,621 shares issued and outstanding as of February 28, 2025.
(3)Based on a Schedule 13D/A filed with the SEC on February 25, 2025 (the “FPL Schedule 13D”), Florida Power & Light Company Qualified Decommissioning Trusts for Turkey Point and St. Lucie Nuclear Plants (the “Trust”) directly owns the listed Common Shares. Based on the FPL Schedule 13D, NextEra Energy, Inc. (“NextEra Energy”) and Florida Power & Light Company, a Florida corporation (“FPL”) share voting and dispositive power over the Common Shares, and FPL has the power and authority to direct the investment and voting decisions of the trustee of the Trust. According to the FPL Schedule 13D, NextEra Energy is a holding company and conducts its operations principally through two of its direct wholly owned subsidiaries, which are FPL and NextEra Energy Capital Holdings, Inc. ("NEECH") and through direct and indirect subsidiaries of NEECH, including, NextEra Energy Resources, LLC and NextEra Energy Transmission, LLC. The address of the principal business office of NextEra Energy and FPL is 700 Universe Boulevard, Juno Beach, Florida 33408.
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
(5)The listed Common Shares are owned directly by FSH Seed Capital Vehicle I LLC (the “Seed Vehicle”), which is a wholly-owned subsidiary of Franklin Square Holdings, L.P. (“FSH”) (doing business as FS Investments). Mr. Forman owns interests in the general partner of FSH and may be deemed to have shared voting and dispositive power of the listed Common Shares. Mr. Forman disclaims beneficial ownership of any Common Shares held by the Seed Vehicle and/or FSH that exceed his pecuniary interest therein.
Item 13. Certain Relationships and Related Transactions, and Trustee Independence.
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

Based on these standards, the Board has determined that Barbara Adams, Brian R. Ford, Richard I. Goldstein, Michael J. Hagan, Jeffrey K. Harrow, Jerel A. Hopkins, Osagie Imasogie, James H. Kropp and Elizabeth J. Sandler are independent (or not “interested persons” of the Company). Based upon information requested from each such trustee concerning his or her background, employment and affiliations, the Board has affirmatively determined that none of the Independent Trustees has a material business or professional relationship with the Company, other than in his or her capacity as a member of the Board or any committee thereof. All of the members of the Audit Committee, the Valuation Committee and Nominating and Corporate Governance Committee are not “interested persons” as defined in Section 2(a)(19) of the 1940 Act.
Certain Relationships and Related Transactions
The Company will be subject to certain conflicts of interest with respect to the services the Adviser provides to us. Shareholders should be aware that individual conflicts will not necessarily be resolved in favor of their individual interest. The Company is and will be subject to actual, potential or apparent conflicts of interest as a result of the relationships between the Company, the Adviser, FS Investments and KKR Credit, which are affiliates of the Adviser, and their respective affiliates that provide general partner and/or advisory services to Other FS or KKR Vehicles (as defined below), or, collectively, as used under this “Certain Relationships and Related Party Transactions” section, the FS/KKR Group. For purposes of this “Certain Relationships and Related Party Transactions” section, “Other FS or KKR Vehicles” refer to the funds, investment vehicles and accounts managed, now or in the future, by the Adviser, FS Investments and KKR Credit or any of their respective affiliates (excluding for this purpose, KKR proprietary entities), including, without limitation, each of FSK and K-FITS and funds, investment vehicles and accounts pursuing the following strategies: private equity (including growth equity, impact, and core strategies), credit (including (i) leveraged credit strategies, including leveraged loan, high-yield bond, opportunistic credit and revolving credit strategies, and (ii) alternative credit strategies, including strategic investments and private credit strategies such as direct lending and private opportunistic credit (or junior mezzanine debt) acquisition strategies) and real asset strategies (including real estate, energy and infrastructure strategies). KKR Credit is a subsidiary of KKR & Co., a leading global investment firm that manages investments across multiple asset classes, and FS Investments is a leading asset manager. As such, KKR Credit, FS Investments and their respective affiliates have multiple advisory, transactional, financial and other interests that conflict with those of the Company. While entities in the FS/KKR Group have established procedures and policies for addressing conflicts of interest, there is no assurance that conflicts will be resolved in a manner favorable to the Company and any such conflicts and the manner in which they are addressed by the FS/KKR Group could have an adverse effect on the Company.
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
The members of the senior management and investment teams of the Adviser serve or may serve as officers, directors or principals of entities that operate in the same or a related line of business as the Company does, or of investment vehicles managed by the same personnel. For example, the Adviser is the investment adviser to each of FSK and K-FITS, and the officers, managers and other personnel of the Adviser may serve in similar or other capacities for the investment advisers to future investment vehicles affiliated with KKR Credit or FS Investments. In the future, these persons and other affiliates of KKR Credit and FS Investments may organize other debt-related programs and acquire for their own account debt-related investments that may be suitable for us.
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
Investment Advisory Agreement and Administration Agreement
Pursuant to the Advisory Agreement, the Adviser provides us with investment advisory services for which we will pay the Adviser the Base Management Fee, quarterly in arrears, at an annual rate of 1.25% of the average monthly value of the Company’s net assets as well as the Incentive Fee based on performance. See “Item 1. Business – Management Agreements” for a description of how the fees payable to the Adviser are determined.
The Incentive Fee will be computed and paid on income that we may not have yet received in cash. This fee structure may create an incentive for our Adviser to invest in certain types of securities that may have a high degree of risk. We will rely on input from investment professionals from our Adviser to value our portfolio investments. Our Adviser’s Base Management Fee and

Incentive Fee will be based on the value of our investments, and there may be a conflict of interest when personnel of the Adviser assist in determining periodic fair values for our portfolio investments.
Pursuant to the Administration Agreement, the Adviser also oversees our day-to-day operations, including the provision of general ledger accounting, fund accounting, legal services, investor relations, certain government and regulatory affairs activities, and other administrative services. There is no separate fee paid by us to the Adviser in connection with the administrative services provided under the Administration Agreement, provided, however, that we reimburse the Adviser no less than monthly for all costs and expenses incurred by the Adviser in performing its obligations and providing personnel and facilities thereunder, including the Adviser’s allocable portion of the compensation and related expenses of certain personnel of FS Investments and KKR Credit providing administrative services to the Company on behalf of the Adviser. See “Item 1. Business – Management Agreements” for a description of our obligation to reimburse the Adviser under the Administration Agreement.
Expense Support Agreement
We have entered into the Expense Support Agreement with the Adviser, pursuant to which the Adviser may elect to pay Expense Payments on our behalf, including, but not limited to, organizational and offering expenses and any of our expenses related to investor relations, outside legal counsel and other outside advisors and experts, finance, operations and administration, provided that no portion of the payment will be used to pay any interest expense or distribution and/or shareholder servicing fees of the Company. Any Expense Payment that the Adviser commits to pay must be paid by the Adviser to us in any combination of cash or other immediately available funds no later than 90 days after such commitment is made in writing, and/or offset against amounts due from us to the Adviser or its affiliates. If the Adviser elects to pay certain of our expenses, the Adviser will be entitled to reimbursement of such expenses from us if Available Operating Funds exceed the cumulative distributions accrued to our shareholders, subject to the terms of the Expense Support Agreement. See “Item 1. Business – Management Agreements – Expense Support and Conditional Reimbursement Agreement.”
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
Placement Agent Fees and Distribution/Servicing Fees
The Placement Agents, broker-dealers that are affiliates of KKR Credit and FS Investments and/or one or more of their respective affiliates or third parties will act as placement agents or distributors, or the Distributors, to assist in the placement of Common Shares to certain investors, or the Clients. The potential for the Distributors to receive compensation in connection with a Client’s investment in the Company presents a potential conflict of interest in recommending that such Client purchase our Common Shares.
The Distributors will be paid compensation by the Clients in connection with the sale, distribution, retention and/or servicing of the shares, the cost of which will be borne directly by Clients in the case of any upfront sales load or placement agent fees and indirectly by the Clients as an expense of the Company in the case of the Distribution/Servicing Fees. Any upfront sales load or placement agent fee may not be part of (and may be in addition to) an investor’s aggregate purchase price for its Class I shares and will be directly charged to such investor. Investors should contact their broker-dealer for information on any such fees.
The Company has entered into the Placement Agent Agreements with each of the Placement Agents, pursuant to which the Placement Agents have agreed to, among other things, manage the Company’s relationships with third-party brokers engaged by the Placement Agents to participate in the distribution of Common Shares, which are referred to as “participating brokers,” and financial advisors. The Placement Agents also coordinate the Company’s marketing and distribution efforts with participating brokers and their registered representatives with respect to communications related to the terms of this private offering of Common Shares, the Company’s investment strategies, material aspects of the Company’s operations and subscription procedures. The Placement Agents, or participating broker-dealers that have a selling agreement with a Placement Agent, may collect the gross proceeds derived from the sale of such Common Shares, remit the NAV thereof to the Company upon receipt of the proceeds and retain any applicable sales charge. Investors should consult with their selling agents about the sales load and any additional fees or charges their selling agents might impose on Common Shares.
Any material adverse change to the ability of the Placement Agents to build and maintain a network of licensed securities broker-dealers and other agents could have a material adverse effect on the Company’s business and this offering. If the Placement Agents are unable to build and maintain a sufficient network of participating broker-dealers to distribute Common Shares in the offering, the Company’s ability to raise proceeds through the offering and implement the Company’s investment strategy may be adversely affected. In addition, each Placement Agent currently serves, and will in the future serve, as dealer-manager or placement agent for other issuers. As a result, each of the Placement Agents will experience conflicts of interest in allocating its time between the Company’s private offering of Common Shares and such other issuers, which could adversely affect the Company’s ability to raise proceeds through the offering and implement the Company’s investment strategy. Further, the participating broker-dealers retained by the Placement Agents may have numerous competing investment products, some with similar or identical strategies and areas of focus as the Company, which they may elect to emphasize to their retail and advisory clients.
Subject to any applicable FINRA limitations on underwriting compensation, the Company is obligated to pay the Placement Agents the Servicing Fees for Class I shares equal to 0.85% per annum of the aggregate NAV as of the beginning of the first calendar day of the month for the Class I shares. However, pursuant to the Rule 12b-1 Fee Waiver Agreement between the Company and each of the Placement Agents, the Placement Agents have agreed to waive the Servicing Fees for Class I shares in full during the term of the Rule 12b-1 Fee Waiver Agreement, and any such waived fees will not be subject to recoupment by the Placement Agents or any other person during or following the term of the Rule 12b-1 Fee Waiver Agreement. The Rule 12b-1 Fee Waiver Agreement will remain in effect until terminated by vote of the Board, including the vote of a majority of the Independent Trustees.
The distribution and servicing expenses borne by the participating brokers may be different from and substantially less than the amount of Distribution/Servicing Fees charged. Following any termination of the Rule 12b-1 Fee Waiver Agreement, the Distribution/Servicing Fees will be payable to the Placement Agents, but the Placement Agents anticipate that all or a portion of the Distribution/Servicing Fees will be retained by, or re-allowed (paid) to, eligible participating brokers and servicing broker-dealers for ongoing services performed by such broker-dealers. The Company may pay for expenses related to its distribution out of its own assets under its Distribution and Servicing Plan outside of the Distribution/Servicing Fees, including but not limited to, expenses associated with advertising, compensation of underwriters, dealers, and sales personnel, the printing and mailing of prospectuses to other than current shareholders, and the printing and mailing of sales literature, each as may be determined to be in the best interests of the Company.
All or a portion of the Distribution/Servicing Fees may be used to pay for sub-transfer agency, sub-accounting and certain other administrative services that are not required to be paid pursuant to the shareholder servicing and/or distribution fees under applicable FINRA rules; however, the Company also may pay for these sub-transfer agency, sub-accounting and certain other administrative services outside of the Distribution/Servicing Fees and its Amended and Restated Distribution and Servicing Plan. The total amount that will be paid over time for other underwriting compensation depends on the average length of time for which shares remain outstanding, the term over which such amount is measured and the performance of the Company’s investments. The Company will also pay or reimburse certain organizational and offering expenses, including, subject to FINRA limitations on underwriting compensation, certain wholesaling expenses.
In addition, the Adviser may pay additional compensation, out of its own funds and not as an additional charge to the Company or investors, to the Distributors and/or to shareholder servicing agents, selected brokers, dealers or other financial intermediaries, including affiliated broker dealers, to assist with the placement of Common Shares, for the purpose of introducing a selling agent to the Company, to provide certain services to the Company and its shareholders and/or to promote the recommendation of an investment in the Common Shares. Such payments made by the Adviser may be based on the aggregate purchase price of Common Shares by investors in the Company, as determined by the Adviser, the Placement Agents, participating broker-dealers or other financial intermediaries. The amount of these payments is determined from time to time by the Adviser, may be substantial and are or will be paid out of the Adviser’s revenues, which generally come directly or indirectly from fees paid by the Company. While the Adviser has and may continue to pay such fees and compensation, and reimburse such expenses, to such entities in connection with the offering of Common Shares, it is under no obligation to pay such fees and compensation, or to reimburse such expenses, and may decide not to do so in the future to the extent that such fees, compensation and reimbursements are permitted to be borne by the Company.
The prospect of receiving, or the receipt of, placement fees or other compensation, as described above, may provide the Distributors, participating broker-dealers, shareholder servicing agents or other financial intermediaries and/or their respective salespersons with an incentive to favor sales or recommendations of Common Shares and interests in funds whose affiliates make similar compensation available over sales of interests in funds (or other fund investments) with respect to which the Distributors, participating broker-dealers, shareholder servicing agents or other financial intermediaries do not receive similar compensation or receive lower levels of compensation.
In return for these placement fees or other compensation, as described above, the Adviser and its affiliates expect to receive certain marketing or servicing advantages that are not generally available to funds that do not make such payments. Such advantages are expected to include, without limitation, placement of the Company on a list of funds offered as investment options to the selling agent’s clients (sometimes referred to as “shelf space”); access to the selling agent’s registered representatives; and/or ability to assist in training and educating the selling agent’s registered representatives.
In exchange for any such fees or other compensation that may be made to certain participating broker-dealers, shareholder servicing agents or other financial intermediaries, these agents may provide services including, but not limited to, establishing and maintaining accounts and records; answering inquiries regarding purchases, exchanges and redemptions; processing and verifying purchase, redemption and exchange transactions; furnishing account statements and confirmations of transactions; processing and mailing monthly statements, prospectuses or other offering materials, shareholder reports and other SEC-required communications; and providing the types of services that might typically be provided by the Company’s transfer agent (e.g., the maintenance of omnibus or omnibus-like accounts). Any such payments may create potential conflicts of interests between an investor and a selling agent who is recommending a particular fund over other funds.
Prospective investors should take such payment arrangements into account when considering and evaluating any recommendations related to the Common Shares. KKR Credit and FS Investments employees involved in the marketing and placement of our shares are not acting as tax, financial, legal or accounting advisors to potential investors in connection with the Private Offering. Potential investors must independently evaluate the Private Offering and make their own investment decisions. Before investing, potential investors should consult with their financial consultant and review carefully any disclosure by the selling agent as to what monies they receive from fund advisers and distributors, as well as how their financial consultant is compensated.
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
Other Fees
Subject to compliance with the 1940 Act and the Co-Investment Exemptive Order, affiliates of KKR Credit will from time to time earn fees and/or other compensation from portfolio companies in which the Company has an investment (or through holding vehicles and other entities through which the Company acquires such portfolio companies). KKR and its affiliates may provide a broad range of financial services to and with respect to the Company’s portfolio companies, holding vehicles and other entities in or through which the Company acquires portfolio companies. For example, KKR Capital Markets LLC may act as underwriter, placement agent, syndication agent, financial advisor or a similar role in connection with the offering, placement or arrangement of securities, debt instruments or other financial products by portfolio companies held by the Company and other entities (including non-controlled entities) through which the Company acquires portfolio companies, including in respect of portions of the capital structures of such portfolio companies that are not acquired by the Company or as underwriter, placement agent, syndication agent, financial advisor or similar role in connection with the public or private sale of the Company’s acquisitions of such portfolio companies, and KKR Capital Markets LLC generally will be paid customary fees for such services to the extent permitted under the 1940 Act and the Co-Investment Exemptive Order.
Further, portfolio companies in the Company’s ABF Investment portfolio, or entities through which the Company owns and operates any ABF Investments may retain service providers affiliated with KKR or in which KKR or its affiliate has an interest to provide necessary services for fees, including assistance with sourcing of leasing opportunities and negotiating of financing relating thereto as well as repurposing and maintenance services, or Asset Leasing Services, and such service providers will generally receive fees or other compensation for Asset Leasing Services at market rates and in compliance with the 1940 Act and relevant guidance thereunder. Similarly, in connection with local governance, regulatory and/or tax considerations, it could be required or otherwise deemed advisable by the Adviser that service providers that are affiliates of KKR Credit or in which KKR or its affiliates has an interest provide services to regulated investment trusts or comparable regulated or unregulated investment vehicles through which the Company makes acquisitions of ABF Investments in certain jurisdictions and such service providers will generally receive market rate fees in respect thereof. Any fees or other compensation relating to Asset Leasing Services received by any affiliated or other service providers in which KKR or an affiliate thereof has a proprietary interest with respect to the Company’s acquisition of ABF Investments will not be shared with the Company. Accordingly, investors will not receive any benefit from such fees. The fee potential inherent in a particular acquisition or transaction could be viewed as an incentive for the Adviser to seek to refer, allocate or recommend an acquisition of an ABF Investment or transaction to the Company.
KKR Capstone
KKR Capstone partners with the KKR private equity team and management teams of portfolio companies to help define strategic priorities for and drive operational improvement in portfolio companies. The Capstone team is comprised of experienced professionals with extensive general management and functional expertise, whose typical background is that of former general managers, operating executives and management consultants.
KKR Capstone provides advisory services to portfolio companies that KKR’s investment executives could not otherwise provide, and may provide such services to portfolio companies of the Company, to the extent permitted under the 1940 Act. The Company will indirectly bear through portfolio companies, holding vehicles and other entities in or through which it acquires portfolio companies (including where such costs are shared between such entities and the Company), the cost of any consulting services provided by KKR Capstone, as affiliate of KKR Credit, which provides consulting services to KKR affiliates, portfolio companies, holding companies and other entities in or through which the Company and Other FS or KKR Vehicles own and control or invest in portfolio companies. The FS/KKR Group could in the future engage technical consultants in addition to KKR Capstone, including, but not limited to, for operational consulting, loan servicing, energy industry consulting and operating services and property management services in the real estate sector on terms substantially similar to those described herein with respect to KKR Capstone and the considerations discussed herein with respect to KKR Capstone will apply similarly to such other technical consultants. The Company will indirectly bear through portfolio companies, holding vehicles and other entities in or through which it acquires portfolio companies (including where such costs are shared between such entities and the Company), the costs of operating and consulting services provided by KKR Capstone or such technical consultants. Fees and compensation received by KKR Capstone and its executives in relation to the foregoing will not be shared with the Company.

Broker-Dealer Activities
KKR’s affiliates include a number of entities that act as broker-dealers, including KKR Capital Markets LLC. To the extent permitted by the 1940 Act, such broker-dealers (including their respective related lending vehicles) will, from time to time, manage or otherwise participate in underwriting syndicates and/or selling groups with respect to existing or potential portfolio companies of the Company or otherwise be involved in the private placement of debt or equity securities or instruments issued by or in connection with the acquisition of the Company’s portfolio companies and non-controlling entities in or through which the Company may acquire portfolio companies (including by placing securities issued by such portfolio companies with co-investors, to the extent permitted by the 1940 Act and the Co-Investment Exemptive Order), or otherwise in arranging or providing financing for the Company and for or in connection with the acquisition of portfolio companies, in each case alone or with other lenders, which could include the Company and Other FS or KKR Vehicles. In particular, to the extent permitted by the 1940 Act, KKR Capital Markets LLC is expected to participate in the financing of the Company’s portfolio companies, including, for example, by arranging for senior financing that is secured by pools of portfolio companies held by the Company. Affiliated broker-dealers could, as a consequence of such activities, hold positions in instruments and securities issued by the Company’s portfolio companies, enter into obligations to acquire such instruments or securities, and engage in transactions that could also be appropriate acquisitions for the Company. Subject to applicable law, such broker-dealers will generally receive underwriting fees, placement commissions, syndication fees, financing fees, interest payments or other compensation with respect to such activities, which are not required to be shared with the Company or its shareholders. In certain circumstances, where a KKR-affiliated broker is participating in underwriting and financing transactions, it could be doing so as lead or sole arranger, in which case, it will be responsible for establishing the relevant fees and other payments charged to the Company’s portfolio companies or other issuers in which it invests. In addition, the Company could be prevented from participating in a joint venture as a result of a KKR-affiliated broker participating in such underwriting or financing transactions.
In addition, circumstances could arise where following the Company’s acquisition of a portfolio company or other issuer, such issuer becomes distressed and the participants in the relevant offering have a valid claim against the underwriters of the relevant offering. Such underwriters could include a KKR-affiliated entity, in which case, the Company would have a conflict in determining whether to sue such underwriters. Where such underwriters include non-affiliated broker-dealers, the Company will also have a conflict in determining whether to bring a claim because of concerns regarding the relationships of KKR or its affiliates with such non-affiliated broker-dealers, which could relate to and otherwise benefit Other FS or KKR Vehicles and/or KKR and its proprietary entities and not the Company.
KKR or its affiliates could in the future develop new businesses, such as providing investment banking, advisory and other services to corporations, financial sponsors, management or other persons. Such services could relate to transactions that could give rise to opportunities that are suitable for the Company. In such case, the KKR client would typically require the relevant KKR affiliate to act exclusively on its behalf, thereby precluding the Company from participating in such acquisition opportunities. The KKR affiliate would not be obligated to decline any such engagements in order to make an acquisition opportunity available to the Company. In addition, KKR or its affiliate could come into the possession of information through these new businesses that limits the Company’s ability to engage in potential transactions.
Cliffwater Corporate Lending Fund
Cliffwater Corporate Lending Fund, or CCLF, and one of its wholly owned subsidiaries collectively serve as the Financing Provider under the Facility Agreement (as amended from time to time). In addition, as of December 31, 2024, CCLF SPV LLC, a wholly owned subsidiary of CCLF, or, collectively with the Financing Provider, Cliffwater, owned 2,091,712 Common Shares, or approximately 7.46% of the then-outstanding Common Shares, and has a remaining uncalled Capital Commitment of $165.5 million in aggregate. Pursuant to a Fund of Funds Investment Agreement, dated as of June 13, 2023, by and between CCLF and the Company, which provided for the acquisition of Common Shares by Cliffwater in a manner consistent with the requirements of Rule 12d1-4 under the 1940 Act, Cliffwater has waived its right to vote or cause to be voted any “voting rights” that Cliffwater has in respect of such number of Common Shares held by Cliffwater, directly or indirectly, that equals or exceeds 5.00% of the then-outstanding Common Shares.
By virtue of Cliffwater’s role as Financing Provider, Cliffwater will have more information than other shareholders of the Company about the investments owned and held by the Financing Provider under the Facility Agreement (as amended from time to time), which may be acquired by the Company from time to time at the Company’s or Cliffwater’s request pursuant to the terms and provisions of such agreement. In addition, Cliffwater has access to information regarding such investments (including, but not limited to, valuation reports) in advance of communication to other shareholders of the Company. As a result, Cliffwater may be able to take actions on the basis of such information which, in the absence of such information, other shareholders do not take, including with respect to submitting repurchase requests in connection with the Company’s discretionary quarterly share repurchase program. While Cliffwater’s actions in this regard may be limited by federal securities laws and its own policies and procedures, which may address such conflicts of interest, there can be no assurance that the conflicts of interest described above will be resolved in favor of the Company or other shareholders.

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

Item 14. Principal Accountant Fees and Services.
The Company has appointed Deloitte & Touche LLP to act as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2025. The Company engaged Deloitte & Touche LLP to act as its independent registered public accounting firm for each of the fiscal years ended December 31, 2023 through 2024.
Fees
Set forth in the table below are audit fees, audit related fees, tax fees and all other fees billed to the Company by Deloitte & Touche LLP for professional services performed for the fiscal years ended December 31, 2024 and 2023:

Fiscal Year	Audit Fees(1)	Audit-Related Fees(2)	Tax Fees(3)	All Other Fees(4)
2024	$550,000	$—	$—	$—
2023	$525,000	$—	$—	$—
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
(3)“Tax Fees” consist of fees billed for tax compliance, tax advice and tax planning. These services include assistance regarding federal, state, and local tax compliance.
(4)“All Other Fees” are those fees, if any, billed to the Company by Deloitte & Touche LLP in connection with products and services.
During each of the fiscal years ended December 31, 2024 and 2023, Deloitte & Touche LLP billed aggregate non-audit fees of $0 (comprised of $0 related to the Company and $0 related to the Adviser) for services rendered to the Company and the Adviser.
Pre-Approval Policies and Procedures
The Audit Committee reviews, negotiates and approves in advance the scope of work, any related engagement letter and the fees to be charged by the Company’s independent registered public accounting firm for audit services and permitted non-audit services for the Company. Any requests for audit, audit-related, tax and other services that have not received general pre-approval must be submitted to the Audit Committee for specific pre-approval in accordance with its pre-approval policy, irrespective of the amount of fees associated with such services, and cannot commence until such approval has been granted. Normally, pre-approval is considered at regularly scheduled meetings of the Audit Committee. However, the Audit Committee may delegate pre-approval authority to one or more of its members. The member or members to whom such authority is delegated must report any pre-approval decisions to the Audit Committee at its next scheduled meeting. The Audit Committee does not delegate its responsibilities to pre-approve services performed by the Company’s independent registered public accounting firm to management. All of the audit and permitted non-audit services described above for which Deloitte & Touche LLP billed the Company for the fiscal years ended December 31, 2024 and 2023 were pre-approved by the Audit Committee.

PART IV
Item 15.    Exhibits and Financial Statement Schedules.
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

10.1
Form of Subscription Agreement for Capital Commitments (Previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K (File No. 814-01620) filed on March 13, 2024 and incorporated herein by reference)

10.2*	Form of Subscription Agreement for Immediate Fundings

10.3
Amended and Restated Investment Advisory Agreement (Previously filed as an exhibit to Amendment No. 1 to the Registrant’s Registration Statement on Form 10 (File No. 000-56493) filed on May 26, 2023 and incorporated herein by reference)

10.4
Administration Agreement (Previously filed as an exhibit to Amendment No. 1 to the Registrant’s Registration Statement on Form 10 (File No. 000-56493) filed on May 26, 2023 and incorporated herein by reference)

10.5
Expense Support and Conditional Reimbursement Agreement (Previously filed as an exhibit to Amendment No. 1 to the Registrant’s Registration Statement on Form 10 (File No. 000-56493) filed on May 26, 2023 and incorporated herein by reference)

10.6
Custodian Agreement, dated May 31, 2022, by and between the Company and State Street Bank and Trust Company (Previously filed as an exhibit to Amendment No. 1 to the Registrant’s Registration Statement on Form 10 (File No. 000-56493) filed on May 26, 2023 and incorporated herein by reference)

10.7
Facility Agreement by and between Cliffwater Corporate Lending Fund and the Company, dated August 2, 2022 (Previously filed as an exhibit to Amendment No. 1 to the Registrant’s Registration Statement on Form 10 (File No. 000-56493) filed on May 26, 2023 and incorporated herein by reference)

10.8
Form of Trademark License Agreement (Previously filed as an exhibit to Amendment No. 1 to the Registrant’s Registration Statement on Form 10 (File No. 000-56493) filed on May 26, 2023 and incorporated herein by reference)

10.9
Distribution Reinvestment Plan (Previously filed as an exhibit to Amendment No. 1 to the Registrant’s Registration Statement on Form 10 (File No. 000-56493) filed on May 26, 2023 and incorporated herein by reference)

10.10
Form of Placement Agency Agreement (Previously filed as an exhibit to Amendment No. 1 to the Registrant’s Registration Statement on Form 10 (File No. 000-56493) filed on May 26, 2023 and incorporated herein by reference)

10.11
Amended and Restated Distribution and Servicing Plan (Previously filed as an exhibit to Amendment No. 1 to the Registrant’s Registration Statement on Form 10 (File No. 000-56493) filed on May 26, 2023 and incorporated herein by reference)

10.12
Rule 12b-1 Fee Waiver Agreement (Previously filed as an exhibit to Amendment No. 1 to the Registrant’s Registration Statement on Form 10 (File No. 000-56493) filed on May 26, 2023 and incorporated herein by reference)

10.13
Senior Secured Revolving Credit Agreement, dated July 19, 2023 by and among KKR FS Income Trust, Sumitomo Mitsui Banking Corporation, and the financial institutions party thereto (Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K (File No. 814-01620) filed on July 24, 2023 and incorporated herein by reference)

10.14
Loan and Security Agreement, dated October 10, 2023, by and among K-FIT Finance AB-1 LLC, Ally Bank, and Computershare Trust Company, N.A. (Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K (File No. 814-01620) filed on October 16, 2023 and incorporated herein by reference)

10.15
First Amendment to the Senior Secured Revolving Credit Agreement, dated January 26, 2024, by and among KKR FS Income Trust, Sumitomo Mitsui Banking Corporation, and the financial institutions party thereto (Previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K (File No. 814-01620) filed on March 13, 2024 and incorporated herein by reference)

10.16
Amended and Restated Facility Agreement by and between Cliffwater Corporate Lending Fund, CCLF Holdings (D13) LLC and the Company, dated May 9, 2024 (Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q (File No. 814-01620) filed on May 15, 2024 and incorporated herein by reference)

10.17
First Amendment to Loan and Security Agreement, dated as of October 2, 2024, by and among K-FIT Finance AB-1 LLC, Ally Bank, as administrative agent and lender, and Computershare Trust Company, N.A., as collateral administrator, collateral custodian and securities intermediary (Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K (File No. 814-01620) filed on October 8, 2024 and incorporated herein by reference)

10.18
Loan, Security and Servicing Agreement, dated March 4, 2025, by and among K-FIT Finance CO-1 LLC, KKR FS Income Trust, Capital One, National Association and Computershare Trust Company, N.A. (Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K (File No. 814-01620) filed on March 11, 2025 and incorporated herein by reference)

19.1*	Insider Trading Policy of the Company

21.1*	List of Subsidiaries of the Company

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended

32.1**	Certification of Chief Executive Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1
Form of Fund of Funds Agreement between Registrant (as Acquired Fund) and Certain Shareholder(s) (Previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K (File No. 814-01620) filed on March 13, 2024 and incorporated herein by reference)

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

c. Financial Statement Schedules
No financial statement schedules are filed herewith because (1) such schedules are not required or (2) the information has been presented in the aforementioned financial statements.

Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

KKR FS Income Trust
Date: March 13, 2025	/s/ Michael C. Forman
Michael C. Forman Chief Executive Officer and Director (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Date: March 13, 2025	/s/ MICHAEL C. FORMAN
Michael C. Forman
Chief Executive Officer and Director
(Principal Executive Officer)

Date: March 13, 2025	/s/ STEVEN LILLY
Steven Lilly
Chief Financial Officer
(Principal Financial Officer)

Date: March 13, 2025	/s/ WILLIAM GOEBEL
William Goebel
Chief Accounting Officer
(Principal Accounting Officer)

Date: March 13, 2025	/s/ BARBARA ADAMS
Barbara Adams
Director

Date: March 13, 2025	/s/ BRIAN R. FORD
Brian R. Ford
Director

Date: March 13, 2025	/s/ RICHARD GOLDSTEIN
Richard Goldstein
Director

Date: March 13, 2025	/s/ MICHAEL J. HAGAN
Michael J. Hagan
Director

Date: March 13, 2025	/s/ JEFFREY K. HARROW
Jeffrey K. Harrow
Director

Date: March 13, 2025	/s/ JEREL A. HOPKINS
Jerel A. Hopkins
Director

Date: March 13, 2025	/s/ OSAGIE IMASOGIE
Osagie Imasogie
Director

Date: March 13, 2025	/s/ JAMES H. KROPP
James H. Kropp
Director

Date: March 13, 2025	/s/ DANIEL PIETRZAK
Daniel Pietrzak
Director

Date: March 13, 2025	/s/ ELIZABETH SANDLER
Elizabeth Sandler
Director