Form 10-Q
period 2025-03-31
KKR FS Income Trust
filed 2025-05-14
CIK 1930679

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________________
FORM 10-Q
_________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2025

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
The number of shares of the registrant’s common shares of beneficial interest, par value $0.01 per share, outstanding as of April 30, 2025 was 35,657,947 of Class I shares.

PART I—FINANCIAL INFORMATION
Item 1.    Financial Statements.
KKR FS Income Trust
Consolidated Statements of Assets and Liabilities
(in thousands, except share and per share amounts)

	March 31, 2025 (Unaudited)	December 31, 2024
Assets
Investments, at fair value
Non-controlled/unaffiliated investments (amortized cost—$1,337,584 and $1,027,138, respectively)	$1,353,577	$1,037,289
Non-controlled/affiliated investments (amortized cost—$8,621 and $8,095, respectively)	9,494	8,841
Controlled/affiliated investments (amortized cost—$16,447 and $17,630, respectively)	16,784	17,943
Total investments, at fair value (amortized cost—$1,362,652 and $1,052,863, respectively)	1,379,855	1,064,073
Cash	18,753	19,277
Foreign currency (cost—$15,946 and $424, respectively)	15,882	416
Receivable for investments sold and repaid	481	216
Income receivable	10,943	10,401
Unrealized appreciation on foreign currency forward contracts	73	200
Deferred financing costs	5,451	3,659
Prepaid expenses and other assets	2,049	254
Total assets	$1,433,487	$1,098,496

Liabilities
Payable for investments purchased	$527	$23,746
Debt(1)	427,241	229,355
Unrealized depreciation on foreign currency forward contracts	21	—
Shareholders’ distributions payable	11,638	9,818
Organizational and offering costs payable	—	103
Accrued capital gains incentive fee(2)	1,983	1,467
Administrative services expense payable	604	365
Accrued accounting and administrative fees	108	83
Interest payable	4,314	3,150
Other accrued expenses and liabilities	1,368	1,167
Total liabilities	447,804	269,254
Commitments and contingencies(3)

Shareholders’ equity
Common Shares, $0.01 par value, unlimited shares authorized, 33,251,680 and 28,051,771 Class I shares issued and outstanding, respectively	333	281
Capital in excess of par value	969,903	815,969
Retained earnings (accumulated deficit)	15,447	12,992
Total shareholders’ equity	985,683	829,242
Total liabilities and shareholders’ equity	$1,433,487	$1,098,496
Net asset value per share of common shares at period end	$29.64	$29.56
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

KKR FS Income Trust
Unaudited Consolidated Statements of Operations
(in thousands, except share and per share amounts)

	Three Months Ended
	March 31,
	2025	2024
Investment income
From non-controlled/unaffiliated investments:
Interest income	$27,742	$8,767
Paid-in-kind interest income	1,539	150
Fee income	1,756	1,924
Dividend and other income	623	569
From non-controlled/affiliated investments:
Paid-in-kind interest income	93	—
From controlled/affiliated investments:
Interest income	352	10
Fee income	23	—
Dividend and other income	344	—
Total investment income	32,472	11,420

Operating expenses
Management fees	2,808	793
Subordinated income incentive fees(1)	3,195	1,042
Capital gains incentive fees(1)	516	266
Interest expense(2)	5,640	1,996
Administrative services expense	592	436
Accounting and administrative fees	104	34
Organizational and offering costs	—	458
Insurance expense	27	45
Audit expense	144	153
Other general and administrative expenses	403	151
Total operating expenses	13,429	5,374
Management and incentive fee waivers	(6,003)	(1,835)
Recoupment of previously waived expenses(3)	—	436
Net expenses	7,426	3,975
Net investment income	25,046	7,445

Realized and unrealized gain/loss
Net realized gain (loss) on investments:
Non-controlled/unaffiliated investments	(31)	65
Net realized gain (loss) on foreign currency	(45)	45
Net change in unrealized appreciation (depreciation) on investments:
Non-controlled/unaffiliated investments	5,842	1,836
Non-controlled/affiliated investments	127	—
Controlled/affiliated investments	24	25
Net change in unrealized appreciation (depreciation) on foreign currency forward contracts	(148)	—
Net change in unrealized gain (loss) on foreign currency	(1,637)	157
Total net realized and unrealized gain (loss)	4,132	2,128
Net increase (decrease) in net assets resulting from operations	$29,178	$9,573

Per share information—basic and diluted
Net increase (decrease) in net assets resulting from operations (Earnings (Losses) per Share)	$0.94	$1.06
Weighted average shares outstanding	31,084,297	8,983,810
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

KKR FS Income Trust
Unaudited Consolidated Statements of Changes in Net Assets
(in thousands)

	Three Months Ended
	March 31,
	2025	2024
Operations
Net investment income (loss)	$25,046	$7,445
Net realized gain (loss) on investments, foreign currency forward contracts and foreign currency	(76)	110
Net change in unrealized appreciation (depreciation) on investments and foreign currency forward contracts	5,845	1,861
Net change in unrealized gain (loss) on foreign currency	(1,637)	157
Net increase (decrease) in net assets resulting from operations	29,178	9,573

Shareholder distributions
Distributions to common shareholders	(26,723)	(6,567)
Distributions to preferred shareholders	—	(15)
Net decrease in net assets resulting from shareholder distributions	(26,723)	(6,582)

Capital transactions(1)
Issuance of capital	149,716	45,800
Reinvestment of shareholder distributions	4,270	—
Net increase (decrease) in net assets resulting from capital share transactions	153,986	45,800
Total increase (decrease) in net assets	156,441	48,791
Net assets at beginning of period	829,242	243,894
Net assets at end of period	$985,683	$292,685
_______________
(1)See Note 3 for a discussion of the Company’s capital share transactions.
See notes to unaudited consolidated financial statements.

KKR FS Income Trust
Unaudited Consolidated Statements of Cash Flows
(in thousands)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$29,178	$9,573
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of investments	(334,604)	(194,867)
Paid-in-kind interest	(1,632)	(150)
Proceeds from sales and repayments of investments	26,933	16,663
Net realized (gain) loss on investments	31	(65)
Net change in unrealized (appreciation) depreciation on investments	(5,993)	(1,861)
Net change in unrealized (appreciation) depreciation on foreign currency forward contracts	148	—
Accretion of discount	(517)	(166)
Amortization of deferred financing costs	326	228
Unrealized (gain)/loss on borrowings in foreign currency	1,580	(172)
(Increase) decrease in receivable for investments sold and repaid	(265)	(13,819)
(Increase) decrease in income receivable	(542)	(822)
(Increase) decrease in expense support receivable	—	436
(Increase) decrease in prepaid expenses and other assets	(1,795)	(130)
Increase (decrease) in payable for investments purchased	(23,219)	83,374
Increase (decrease) in expense support payable	—	436
Increase (decrease) in organizational and offering costs payable	(103)	458
Increase (decrease) in accrued capital gains incentive fee	516	266
Increase (decrease) in administrative services expense payable	239	358
Increase (decrease) in accrued accounting and administrative fees	25	(2)
Increase (decrease) in interest payable	1,164	647
Increase (decrease) in other accrued expenses and liabilities	201	(336)
Net cash provided by (used in) operating activities	(308,329)	(99,951)
Cash flows from financing activities
Issuance of common shares	149,716	45,800
Distributions to common shareholders	(20,633)	(6,090)
Distributions to preferred shareholders	—	(15)
Borrowings under financing arrangements	355,025	102,037
Repayments under financing arrangements	(158,719)	(110,000)
Deferred financing costs paid	(2,118)	(323)
Net cash provided by (used in) financing activities	323,271	31,409
Total increase (decrease) in cash	14,942	(68,542)
Cash and foreign currency at beginning of period	19,693	78,991
Cash and foreign currency at end of period	$34,635	$10,449
Supplemental disclosure
Reinvestment of shareholder distributions	$4,270	—
Federal and income taxes paid during the period	$91	—
Interest paid during the period	$4,150	$1,121
See notes to unaudited consolidated financial statements.

KKR FS Income Trust
Unaudited Consolidated Schedule of Investments
As of March 31, 2025
(in thousands, expect share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)					Floor(b)	Maturity	Principal Amount(c)/Shares	Amortized Cost	Fair Value(d)
Senior Secured Loans—First Lien—108.4%
Advanced Dermatology & Cosmetic Surgery	(f)	Health Care Equipment & Services	SF	+	6.3%			1.0%	05/27	$823	$823	$823
Affordable Care Inc	(f)	Health Care Equipment & Services	SF	+	6.0%	(3.3% PIK	/ 3.3% PIK)	0.8%	08/28	1,672	1,672	1,672
Alera Group Intermediate Holdings Inc	(f)	Insurance	SF	+	5.3%			0.8%	10/28	1,645	1,645	1,645
Amerivet Partners Management Inc	(f)	Health Care Equipment & Services	SF	+	5.3%			0.8%	02/28	3,291	3,291	3,291
Apex Service Partners LLC	(f)	Commercial & Professional Services	SF	+	5.0%			1.0%	10/29	3,176	3,147	3,176
Apex Service Partners LLC	(f)	Commercial & Professional Services	SF	+	5.0%			1.0%	10/30	1,638	1,625	1,671
Apex Service Partners LLC	(f)(g)(h)	Commercial & Professional Services	SF	+	5.0%			1.0%	10/30	55,170	54,523	56,274
Apex Service Partners LLC	(i)	Commercial & Professional Services	SF	+	5.0%			1.0%	10/29	575	575	575
Apex Service Partners LLC	(i)	Commercial & Professional Services	SF	+	5.0%			1.0%	10/30	931	931	949
Arcfield Acquisition Corp	(f)(g)	Capital Goods	SF	+	5.0%			0.5%	10/31	12,187	12,187	12,295
Arcfield Acquisition Corp	(i)	Capital Goods	SF	+	5.0%			0.5%	10/31	1,375	1,375	1,375
Area Wide Protective Inc	(f)(g)	Commercial & Professional Services	SF	+	4.8%			1.0%	12/30	5,329	5,293	5,340
Area Wide Protective Inc	(i)	Commercial & Professional Services	SF	+	4.8%			1.0%	12/30	2,769	2,769	2,775
Avetta LLC	(h)	Software & Services	SF	+	4.5%	(0.0% PIK	/ 2.3% PIK)	0.5%	07/31	6,557	6,496	6,552
Avetta LLC	(i)	Software & Services	SF	+	4.5%			0.5%	07/30	1,146	1,146	1,145
Avetta LLC	(i)	Software & Services	SF	+	4.5%	(0.0% PIK	/ 2.3% PIK)	0.5%	07/31	1,605	1,605	1,604
BDO USA PA	(f)(g)	Commercial & Professional Services	SF	+	5.0%			2.0%	08/28	16,799	16,580	16,873
Bonterra LLC	(f)(g)	Software & Services	SF	+	5.0%			0.8%	03/32	32,889	32,726	32,724
Bonterra LLC	(f)	Software & Services	SF	+	5.0%			0.8%	03/32	580	580	580
Bonterra LLC	(i)	Software & Services	SF	+	5.0%			0.8%	03/32	3,556	3,556	3,538
Bonterra LLC	(i)	Software & Services	SF	+	5.0%			0.8%	03/32	2,976	2,976	2,976
Cadence Education LLC	(f)(h)	Consumer Services	SF	+	5.0%			0.8%	05/31	9,159	9,117	9,207
Cadence Education LLC	(f)	Consumer Services	SF	+	5.0%			0.8%	05/31	956	953	961
Cadence Education LLC	(i)	Consumer Services	SF	+	5.0%			0.8%	05/30	1,414	1,412	1,414
Cadence Education LLC	(i)	Consumer Services	SF	+	5.0%			0.8%	05/31	1,440	1,440	1,447
Cambrex Corp	(f)	Pharmaceuticals, Biotechnology & Life Sciences	SF	+	4.8%			0.8%	03/32	14,471	14,399	14,398
Cambrex Corp	(i)	Pharmaceuticals, Biotechnology & Life Sciences	SF	+	4.8%			0.8%	03/32	2,160	2,160	2,149
Cambrex Corp	(i)	Pharmaceuticals, Biotechnology & Life Sciences	SA	+	4.8%			0.8%	03/32	1,890	1,890	1,890
Carrier Fire Protection	(f)	Commercial & Professional Services	SF	+	5.0%			0.5%	07/30	193	186	193
Carrier Fire Protection	(h)	Commercial & Professional Services	SF	+	5.0%	(0.0% PIK	/ 3.0% PIK)	0.5%	07/31	7,779	7,715	7,851
Carrier Fire Protection	(f)	Commercial & Professional Services	E	+	5.0%	(0.0% PIK	/ 3.0% PIK)	0.5%	07/31	€1,929	2,087	2,102
Carrier Fire Protection	(f)	Commercial & Professional Services	E	+	5.0%			0.5%	07/31	150	167	162
Carrier Fire Protection	(i)	Commercial & Professional Services	SF	+	5.0%			0.5%	07/30	$1,599	1,599	1,599
Carrier Fire Protection	(i)	Commercial & Professional Services	SF	+	5.0%	(0.0% PIK	/ 3.0% PIK)	0.5%	07/31	2,070	2,056	2,089
See notes to unaudited consolidated financial statements.

KKR FS Income Trust
Unaudited Consolidated Schedule of Investments (continued)
As of March 31, 2025
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)					Floor(b)	Maturity	Principal Amount(c)/Shares	Amortized Cost	Fair Value(d)
Carrier Fire Protection	(i)	Commercial & Professional Services	E	+	5.0%			0.5%	07/31	€108	$113	$113
Clarience Technologies LLC	(f)	Capital Goods	SF	+	5.8%			0.8%	02/30	$271	230	271
Clarience Technologies LLC	(f)(g)(h)	Capital Goods	SF	+	5.8%	(0.0% PIK	/ 2.5% PIK)	0.8%	02/31	39,838	39,339	40,237
Clarience Technologies LLC	(i)	Capital Goods	SF	+	5.8%			0.8%	02/30	3,796	3,796	3,796
Clarience Technologies LLC	(i)	Capital Goods	SF	+	5.8%	(0.0% PIK	/ 2.5% PIK)	0.8%	02/31	1,464	1,464	1,479
CLEAResult Consulting Inc	(f)(g)	Commercial & Professional Services	SF	+	5.0%	(0.0% PIK	/ 2.5% PIK)	0.8%	08/31	12,462	12,346	12,568
CLEAResult Consulting Inc	(f)	Commercial & Professional Services	SF	+	5.0%			0.8%	08/31	1,083	1,064	1,083
CLEAResult Consulting Inc	(i)	Commercial & Professional Services	SF	+	5.0%	(0.0% PIK	/ 2.5% PIK)	0.8%	08/31	3,123	3,108	3,150
CLEAResult Consulting Inc	(i)	Commercial & Professional Services	SF	+	5.0%			0.8%	08/31	999	999	999
Community Brands Inc	(f)(g)(j)	Software & Services	SF	+	5.0%			0.8%	07/31	9,810	9,756	9,815
Community Brands Inc	(i)	Software & Services	SF	+	5.0%			0.8%	07/31	932	932	932
Community Brands Inc	(i)(j)	Software & Services	SF	+	5.0%			0.8%	07/31	2,047	2,047	2,048
CSafe Global	(f)(g)(h)	Transportation	SF	+	5.8%			0.8%	12/28	29,642	29,647	29,938
CSafe Global	(f)	Transportation	SF	+	5.8%			0.8%	03/29	2,792	2,795	2,792
CSafe Global	(f)	Transportation	SA	+	5.8%			0.8%	12/28	£3,849	4,861	5,011
CSafe Global	(i)	Transportation	SF	+	5.8%			0.8%	03/29	$86	86	86
Dental365 LLC	(f)	Health Care Equipment & Services	SF	+	5.3%			0.8%	05/28	222	222	222
Dental365 LLC	(g)	Health Care Equipment & Services	SF	+	5.3%			0.8%	08/28	9,368	9,368	9,368
Dental365 LLC	(f)	Health Care Equipment & Services	SF	+	5.3%			0.8%	08/28	2,921	2,921	2,921
Dental365 LLC	(i)	Health Care Equipment & Services	SF	+	5.3%			0.8%	05/28	1,995	1,995	1,995
Dental365 LLC	(i)	Health Care Equipment & Services	SF	+	5.3%			0.8%	08/28	3,068	3,068	3,068
DOXA Insurance Holdings LLC	(f)	Insurance	SF	+	5.3%			0.8%	12/29	148	148	148
DOXA Insurance Holdings LLC	(f)(h)	Insurance	SF	+	5.3%			0.8%	12/30	10,924	10,875	11,033
DOXA Insurance Holdings LLC	(i)	Insurance	SF	+	5.3%			0.8%	12/29	1,085	1,085	1,085
DOXA Insurance Holdings LLC	(i)	Insurance	SF	+	5.3%			0.8%	12/30	184	184	186
DOXA Insurance Holdings LLC	(i)	Insurance	SF	+	5.0%			0.8%	12/30	838	838	844
DuBois Chemicals Inc	(f)(g)	Materials	SF	+	4.5%			0.8%	06/31	12,786	12,727	12,867
DuBois Chemicals Inc	(i)	Materials	SF	+	4.5%			0.8%	06/31	2,138	2,138	2,138
DuBois Chemicals Inc	(i)	Materials	SF	+	4.5%			0.8%	06/31	2,138	2,138	2,152
Excelitas Technologies Corp	(f)	Technology Hardware & Equipment	SF	+	5.3%			0.8%	08/29	264	266	266
Frontline Road Safety LLC	(f)(g)	Transportation	SF	+	5.0%	(2.3% PIK	/ 2.3% PIK)	0.0%	03/31	24,428	24,308	24,305
Frontline Road Safety LLC	(i)	Transportation	SF	+	5.0%	(2.3% PIK	/ 2.3% PIK)	0.0%	03/31	7,005	7,005	6,970
Frontline Road Safety LLC	(i)	Transportation	SF	+	4.8%			0.0%	03/31	4,151	4,151	4,151
Galway Partners Holdings LLC	(f)	Insurance	SF	+	4.5%			0.8%	09/28	300	300	300
Galway Partners Holdings LLC	(f)(h)	Insurance	SF	+	4.5%	(0.0% PIK	/ 1.0% PIK)	0.8%	09/28	8,064	8,064	8,110
Galway Partners Holdings LLC	(i)	Insurance	SF	+	4.5%			0.8%	09/28	618	618	618
Gigamon Inc	(f)	Software & Services	SF	+	5.8%			0.8%	03/29	822	822	802
See notes to unaudited consolidated financial statements.

KKR FS Income Trust
Unaudited Consolidated Schedule of Investments (continued)
As of March 31, 2025
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)					Floor(b)	Maturity	Principal Amount(c)/Shares	Amortized Cost	Fair Value(d)
Granicus Inc	(f)	Software & Services	SF	+	5.8%	(2.3% PIK	/ 2.3% PIK)	0.8%	01/31	$327	$326	$331
Granicus Inc	(f)	Software & Services	SF	+	5.3%	(2.3% PIK	/ 2.3% PIK)	0.8%	01/31	3,527	3,527	3,558
Granicus Inc	(i)	Software & Services	SF	+	5.3%			0.8%	01/31	46	46	46
Granicus Inc	(i)	Software & Services	SF	+	4.8%	(0.0% PIK	/ 2.3% PIK)	0.8%	01/31	1,339	1,339	1,350
Heritage Environmental Services Inc	(f)(g)(h)	Commercial & Professional Services	SF	+	5.3%			0.8%	01/31	19,853	19,722	20,052
Heritage Environmental Services Inc	(f)	Commercial & Professional Services	SF	+	5.0%			0.8%	01/31	521	521	523
Heritage Environmental Services Inc	(i)	Commercial & Professional Services	SF	+	5.3%			0.8%	01/30	2,797	2,797	2,797
Heritage Environmental Services Inc	(i)	Commercial & Professional Services	SF	+	5.0%			0.8%	01/31	276	276	278
Highgate Hotels Inc	(g)	Consumer Services	SF	+	5.5%			1.0%	11/29	12,577	12,437	12,703
Highgate Hotels Inc	(f)	Consumer Services	SF	+	5.5%			1.0%	11/29	605	593	605
Highgate Hotels Inc	(i)	Consumer Services	SF	+	5.5%			1.0%	11/29	987	987	987
Homrich & Berg Inc	(f)	Financial Services	SF	+	4.5%			0.8%	08/31	613	613	611
Homrich & Berg Inc	(f)(g)	Financial Services	SF	+	4.5%			0.8%	11/31	17,295	17,276	17,243
Homrich & Berg Inc	(i)	Financial Services	SF	+	4.5%			0.8%	08/31	1,274	1,274	1,270
Horizon CTS Buyer LLC	(h)	Capital Goods	SF	+	6.8%	(2.3% PIK	/ 2.3% PIK)	0.8%	03/32	12,201	12,141	12,141
Horizon CTS Buyer LLC	(f)	Capital Goods	SF	+	4.5%			0.8%	03/32	230	230	230
Horizon CTS Buyer LLC	(i)	Capital Goods	SF	+	4.5%			0.8%	03/32	2,647	2,647	2,647
Horizon CTS Buyer LLC	(i)	Capital Goods	SF	+	4.5%	(0.0% PIK	/ 2.3% PIK)	0.8%	03/32	2,302	2,302	2,291
Individual FoodService	(f)(g)(h)	Capital Goods	SF	+	5.0%			1.0%	10/29	22,327	21,980	22,497
Individual FoodService	(i)	Capital Goods	SF	+	5.0%			1.0%	10/29	514	514	518
Inhabit IQ	(g)	Software & Services	SF	+	4.5%	(0.0% PIK	/ 2.3% PIK)	0.8%	01/32	4,292	4,281	4,281
Inhabit IQ	(i)	Software & Services	SF	+	4.5%	(0.0% PIK	/ 2.3% PIK)	0.8%	01/32	1,192	1,192	1,189
Inhabit IQ	(i)	Software & Services	SF	+	4.5%			0.8%	01/32	745	745	743
Insightsoftware.Com Inc	(f)	Software & Services	SF	+	5.3%			0.8%	05/28	259	259	261
Insightsoftware.Com Inc	(f)	Software & Services	SF	+	5.3%			1.0%	05/28	2,761	2,761	2,779
Insightsoftware.Com Inc	(i)	Software & Services	SF	+	5.3%			0.8%	05/28	913	913	918
Insightsoftware.Com Inc	(i)	Software & Services	SF	+	5.3%			1.0%	05/28	889	889	889
Integrated Power Services LLC	(f)(g)	Commercial & Professional Services	SF	+	4.5%			0.8%	11/28	15,356	15,356	15,356
Integrity Marketing Group LLC	(f)(g)(h)	Insurance	SF	+	5.0%			0.8%	08/28	34,792	34,645	35,056
Integrity Marketing Group LLC	(i)	Insurance	SF	+	5.0%			0.8%	08/28	6,058	6,056	6,058
Integrity Marketing Group LLC	(i)	Insurance	SF	+	5.0%			0.8%	08/28	16,841	16,915	16,968
J S Held LLC	(f)(g)(h)	Insurance	SF	+	5.5%			1.0%	06/28	27,492	27,492	27,492
J S Held LLC	(f)	Insurance	SF	+	5.5%			1.0%	06/28	1,221	1,221	1,229
J S Held LLC	(i)	Insurance	SF	+	5.5%			1.0%	06/28	1,588	1,588	1,588
J S Held LLC	(i)	Insurance	SF	+	5.5%			1.0%	06/28	3,375	3,375	3,398
Karman Space Inc	(f)	Capital Goods	SF	+	6.3%			2.0%	03/26	838	831	838
Lazer Logistics Inc	(f)	Transportation	SF	+	5.0%			0.8%	05/29	332	319	332
See notes to unaudited consolidated financial statements.

KKR FS Income Trust
Unaudited Consolidated Schedule of Investments (continued)
As of March 31, 2025
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)					Floor(b)	Maturity	Principal Amount(c)/Shares	Amortized Cost	Fair Value(d)
Lazer Logistics Inc	(f)(g)	Transportation	SF	+	5.0%			0.8%	05/30	$13,730	$13,589	$13,846
Lazer Logistics Inc	(i)	Transportation	SF	+	5.0%			0.8%	05/29	912	912	912
Lazer Logistics Inc	(i)	Transportation	SF	+	5.0%			0.8%	05/30	1,918	1,918	1,934
Legends Hospitality LLC	(f)	Consumer Services	SF	+	5.0%	(0.0% PIK	/ 2.5% PIK)	0.8%	08/30	935	935	935
Legends Hospitality LLC	(f)(g)(h)	Consumer Services	SF	+	5.5%	(2.8% PIK	/ 2.8% PIK)	0.8%	08/31	17,284	17,127	17,342
Legends Hospitality LLC	(i)	Consumer Services	SF	+	5.0%	(0.0% PIK	/ 2.5% PIK)	0.8%	08/30	1,075	1,075	1,075
Legends Hospitality LLC	(i)	Consumer Services	SF	+	5.5%	(2.8% PIK	/ 2.8% PIK)	0.8%	08/31	1,005	1,005	1,008
Lexitas Inc	(f)(g)	Commercial & Professional Services	SF	+	6.3%			1.0%	05/29	20,818	20,539	21,026
Lipari Foods LLC	(f)(g)	Consumer Staples Distribution & Retail	SF	+	6.5%			1.0%	10/28	16,611	16,443	16,253
Magna Legal Services LLC	(f)(g)	Commercial & Professional Services	SF	+	6.5%			0.8%	11/29	9,263	9,114	9,307
Magna Legal Services LLC	(f)	Commercial & Professional Services	SF	+	5.0%			0.8%	11/29	2,635	2,635	2,647
Magna Legal Services LLC	(i)	Commercial & Professional Services	SF	+	6.5%			0.8%	11/28	861	849	861
Magna Legal Services LLC	(i)	Commercial & Professional Services	SF	+	5.0%			0.8%	11/29	956	956	960
MAI Capital Management LLC	(f)(h)	Financial Services	SF	+	4.8%	(0.0% PIK	/ 2.4% PIK)	0.8%	08/31	10,980	10,913	11,004
MAI Capital Management LLC	(f)	Financial Services	SF	+	4.8%			0.8%	08/31	475	475	475
MAI Capital Management LLC	(i)	Financial Services	SF	+	4.8%	(0.0% PIK	/ 2.4% PIK)	0.8%	08/31	3,164	3,164	3,171
MAI Capital Management LLC	(i)	Financial Services	SF	+	4.8%			0.8%	08/31	1,493	1,493	1,493
MB2 Dental Solutions LLC	(f)(g)	Health Care Equipment & Services	SF	+	5.5%			0.8%	02/31	22,851	22,599	23,180
MB2 Dental Solutions LLC	(i)	Health Care Equipment & Services	SF	+	5.5%			0.8%	02/31	4,295	4,295	4,357
MB2 Dental Solutions LLC	(i)	Health Care Equipment & Services	SF	+	5.5%			0.8%	02/31	1,901	1,882	1,901
Mercer Advisors Inc	(f)(g)	Financial Services	SF	+	4.8%			0.8%	10/30	9,151	9,151	9,243
Mercer Advisors Inc	(i)	Financial Services	SF	+	4.8%			0.8%	10/30	7,802	7,802	7,880
Model N Inc	(f)(g)	Software & Services	SF	+	4.8%	(0.0% PIK	/ 3.0% PIK)	0.8%	06/31	12,989	12,940	13,058
Model N Inc	(i)	Software & Services	SF	+	4.8%	(0.0% PIK	/ 3.0% PIK)	0.8%	06/31	2,664	2,664	2,678
Model N Inc	(i)	Software & Services	SF	+	4.8%			0.8%	06/31	1,421	1,421	1,421
Netsmart Technologies Inc	(f)(h)	Health Care Equipment & Services	SF	+	5.2%	(2.7% PIK	/ 2.7% PIK)	0.8%	08/31	32,369	32,221	32,692
Netsmart Technologies Inc	(i)	Health Care Equipment & Services	SF	+	5.2%	(2.7% PIK	/ 2.7% PIK)	0.8%	08/31	4,258	4,236	4,300
Netsmart Technologies Inc	(i)	Health Care Equipment & Services	SF	+	4.8%			0.8%	08/31	4,343	4,343	4,343
OEConnection LLC	(f)(g)	Software & Services	SF	+	5.0%			0.8%	04/31	17,207	17,120	17,109
OEConnection LLC	(i)	Software & Services	SF	+	5.0%			0.8%	04/31	1,602	1,597	1,593
OEConnection LLC	(i)	Software & Services	SF	+	5.0%	(0.0% PIK	/ 1.3% PIK)	0.8%	04/31	1,376	1,376	1,368
PCI Pharma Services	(f)(k)	Health Care Equipment & Services	SF	+	4.8%			0.8%	01/32	12,256	12,226	12,231
PCI Pharma Services	(i)	Health Care Equipment & Services	SF	+	4.8%			0.8%	01/32	6,510	6,510	6,497
PCI Pharma Services	(i)	Health Care Equipment & Services	SF	+	4.8%			0.8%	01/32	1,235	1,235	1,232
Personify Health Inc	(g)	Software & Services	SF	+	6.3%	(3.0% PIK	/ 3.0% PIK)	0.8%	11/29	13,203	13,151	13,335
PSC Group	(f)	Transportation	SF	+	5.3%			0.8%	04/30	304	304	304
See notes to unaudited consolidated financial statements.

KKR FS Income Trust
Unaudited Consolidated Schedule of Investments (continued)
As of March 31, 2025
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)					Floor(b)	Maturity	Principal Amount(c)/Shares	Amortized Cost	Fair Value(d)
PSC Group	(f)	Transportation	SF	+	5.3%			0.8%	04/31	$2,860	$2,840	$2,888
PSC Group	(i)	Transportation	SF	+	5.3%			0.8%	04/30	103	103	103
PSC Group	(i)	Transportation	SF	+	5.3%			0.8%	04/31	332	332	335
PSKW LLC (dba ConnectiveRx)	(f)(g)	Health Care Equipment & Services	SF	+	5.5%			1.0%	03/28	28,172	28,172	28,172
Radwell International LLC	(f)	Capital Goods	SF	+	5.5%			0.8%	04/28	484	454	484
Radwell International LLC	(f)(g)(h)	Capital Goods	SF	+	5.5%			0.8%	04/29	28,566	28,244	28,683
Radwell International LLC	(i)	Capital Goods	SF	+	5.5%			0.8%	04/28	1,330	1,330	1,330
Radwell International LLC	(i)	Capital Goods	SF	+	5.5%			0.8%	04/29	9,233	9,233	9,271
Revere Superior Holdings Inc	(g)	Software & Services	SF	+	5.0%			1.0%	10/29	348	348	348
Revere Superior Holdings Inc	(f)(g)	Software & Services	SF	+	5.0%			1.0%	10/29	4,024	4,024	4,024
Revere Superior Holdings Inc	(i)	Software & Services	SF	+	5.0%			1.0%	10/29	477	477	477
Revere Superior Holdings Inc	(i)	Software & Services	SF	+	5.0%			1.0%	10/29	535	535	535
Rialto Capital Management LLC	(f)	Financial Services	SF	+	5.0%			0.8%	12/30	10,271	10,173	10,204
Rialto Capital Management LLC	(i)	Financial Services	SF	+	5.0%			0.8%	12/30	362	362	360
Rockefeller Capital Management LP	(f)	Financial Services	SF	+	4.8%			0.5%	04/31	2,379	2,349	2,379
Rockefeller Capital Management LP	(i)	Financial Services	SF	+	4.8%			0.5%	04/31	3,427	3,427	3,427
RSC Insurance Brokerage Inc	(f)	Insurance	SF	+	4.8%			0.8%	11/29	393	395	397
RSC Insurance Brokerage Inc	(f)	Insurance	SF	+	4.8%			0.8%	11/29	432	434	436
Service Express Inc	(f)(h)	Commercial & Professional Services	SF	+	4.8%	(0.0% PIK	/ 2.4% PIK)	0.5%	08/31	14,378	14,315	14,431
Service Express Inc	(i)	Commercial & Professional Services	SF	+	4.8%	(0.0% PIK	/ 2.4% PIK)	0.5%	08/31	2,555	2,555	2,564
Service Express Inc	(i)	Commercial & Professional Services	SF	+	4.8%			0.5%	08/31	1,865	1,865	1,865
Shaw Development LLC	(g)(h)	Capital Goods	SF	+	6.0%			0.5%	10/29	17,081	16,892	15,619
Shaw Development LLC	(i)	Capital Goods	SF	+	6.0%			0.5%	10/29	2,054	2,049	1,878
Spins LLC	(f)	Software & Services	SF	+	4.8%			1.0%	01/29	9,394	9,394	9,410
Spins LLC	(i)	Software & Services	SF	+	4.8%			1.0%	01/29	1,636	1,636	1,639
Spins LLC	(i)	Software & Services	SF	+	4.8%			1.0%	01/29	1,063	1,063	1,063
Spotless Brands LLC	(f)(g)(h)	Consumer Services	SF	+	5.8%			1.0%	07/28	16,116	15,884	16,332
Spotless Brands LLC	(f)	Consumer Services	SF	+	5.5%			1.0%	07/28	4,184	4,151	4,210
Spotless Brands LLC	(i)	Consumer Services	SF	+	5.5%			1.0%	07/28	2,499	2,499	2,514
STV Group Inc	(f)	Capital Goods	SF	+	5.0%			0.8%	03/30	296	296	296
STV Group Inc	(g)	Capital Goods	SF	+	5.0%			0.8%	03/31	6,844	6,782	6,913
STV Group Inc	(i)	Capital Goods	SF	+	5.0%			0.8%	03/30	1,086	1,086	1,086
STV Group Inc	(i)	Capital Goods	SF	+	5.0%			0.8%	03/31	1,975	1,974	1,995
SureScripts LLC	(f)(g)(h)	Health Care Equipment & Services	SF	+	4.0%			0.8%	11/31	29,688	29,404	29,506
SureScripts LLC	(i)	Health Care Equipment & Services	SF	+	4.0%			0.8%	11/31	5,938	5,938	5,901
Turnpoint Services Inc	(f)	Capital Goods	SF	+	5.0%	(0.0% PIK	/ 3.0% PIK)	0.8%	06/30	111	111	111
Turnpoint Services Inc	(g)	Capital Goods	SF	+	5.0%	(0.0% PIK	/ 3.0% PIK)	0.8%	06/31	5,650	5,598	5,653
See notes to unaudited consolidated financial statements.

KKR FS Income Trust
Unaudited Consolidated Schedule of Investments (continued)
As of March 31, 2025
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)					Floor(b)	Maturity	Principal Amount(c)/Shares	Amortized Cost	Fair Value(d)
Turnpoint Services Inc	(i)	Capital Goods	SF	+	5.0%	(0.0% PIK	/ 3.0% PIK)	0.8%	06/30	$582	$582	$582
Turnpoint Services Inc	(i)	Capital Goods	SF	+	5.0%	(0.0% PIK	/ 3.0% PIK)	0.8%	06/31	1,108	1,108	1,108
USIC Holdings Inc	(f)(g)(h)	Commercial & Professional Services	SF	+	5.5%			0.8%	09/31	24,091	23,973	24,293
USIC Holdings Inc	(f)	Commercial & Professional Services	SF	+	5.3%			0.8%	09/31	1,647	1,644	1,647
USIC Holdings Inc	(i)	Commercial & Professional Services	SF	+	5.5%			0.8%	09/31	1,094	1,094	1,104
USIC Holdings Inc	(i)	Commercial & Professional Services	SF	+	5.3%			0.8%	09/31	1,387	1,387	1,387
Veriforce LLC	(g)	Software & Services	SF	+	5.0%			0.8%	11/31	9,240	9,196	9,264
Veriforce LLC	(f)	Software & Services	SA	+	5.0%			0.8%	11/31	£3,383	4,238	4,373
Veriforce LLC	(i)	Software & Services	SF	+	5.0%			0.8%	11/31	$1,170	1,170	1,173
Veriforce LLC	(i)	Software & Services	SF	+	5.0%			0.8%	11/31	935	935	935
Vermont Information Processing Inc	(f)	Software & Services	SF	+	4.8%	(0.0% PIK	/ 2.4% PIK)	0.5%	01/32	9,131	9,086	9,085
Vermont Information Processing Inc	(i)	Software & Services	SF	+	4.8%	(0.0% PIK	/ 2.4% PIK)	0.5%	01/32	3,804	3,804	3,785
Vermont Information Processing Inc	(i)	Software & Services	SF	+	4.8%			0.5%	01/32	1,141	1,141	1,136
VetCor Professional Practices LLC	(f)(g)	Health Care Equipment & Services	SF	+	5.8%			0.8%	08/29	19,316	19,316	19,316
VetCor Professional Practices LLC	(g)	Health Care Equipment & Services	SF	+	6.0%			0.8%	08/29	499	499	499
Vitu	(f)(g)	Software & Services	SF	+	4.8%			0.8%	01/32	22,140	22,059	22,058
Vitu	(i)	Software & Services	SF	+	4.8%			0.8%	01/31	3,598	3,598	3,584
Wealth Enhancement Group LLC	(f)	Financial Services	SF	+	5.0%			1.0%	10/28	4,654	4,654	4,654
Wealth Enhancement Group LLC	(g)	Financial Services	SF	+	5.0%			1.0%	10/28	2,473	2,473	2,473
Wealth Enhancement Group LLC	(i)	Financial Services	SF	+	5.0%			1.0%	10/28	298	298	298
Woolpert Inc	(f)(g)(h)	Capital Goods	SF	+	5.0%			1.0%	04/30	22,842	22,843	23,129
Woolpert Inc	(i)	Capital Goods	SF	+	5.0%			1.0%	04/29	3,092	3,102	3,092
Woolpert Inc	(i)	Capital Goods	SF	+	5.0%			1.0%	04/30	5,195	5,195	5,261
Zeus Industrial Products Inc	(f)(h)	Health Care Equipment & Services	SF	+	5.5%	(0.0% PIK	/ 2.8% PIK)	0.8%	02/31	23,197	23,013	23,429
Zeus Industrial Products Inc	(f)	Health Care Equipment & Services	SF	+	5.5%			0.8%	02/31	1,522	1,500	1,537
Zeus Industrial Products Inc	(i)	Health Care Equipment & Services	SF	+	5.5%			0.8%	02/30	3,261	3,244	3,261
Zeus Industrial Products Inc	(i)	Health Care Equipment & Services	SF	+	5.5%			0.8%	02/31	2,826	2,826	2,855
Total Senior Secured Loans—First Lien											1,277,829	1,288,363
Unfunded Loan Commitments											(219,821)	(219,821)
Net Senior Secured Loans—First Lien											1,058,008	1,068,542

Subordinated Debt—0.2%
Apex Service Partners LLC	(f)	Commercial & Professional Services			14.3%	PIK			04/31	1,761	1,741	1,821
Total Subordinated Debt											1,741	1,821

See notes to unaudited consolidated financial statements.

KKR FS Income Trust
Unaudited Consolidated Schedule of Investments (continued)
As of March 31, 2025
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)					Floor(b)	Maturity	Principal Amount(c)/Shares	Amortized Cost	Fair Value(d)
Asset Based Finance—31.4%
Altitude II IRL WH Borrower DAC, Revolver	(f)(k)	Capital Goods	SF	+	10.0%			0.0%	01/30	$91	$91	$91
Altitude II IRL WH Borrower DAC, Revolver	(i)(k)	Capital Goods	SF	+	10.0%			0.0%	01/30	$51	51	51
Australis Maritime II, ABF Equity	(f)(k)(n)	Transportation								579,470	579	577
Auxilior Capital Partners Inc, Preferred Equity	(f)	Financial Services			14.5%	(9.5% PIK	/ 9.5% PIK)		04/30	$1,196	1,196	1,196
Bankers Healthcare Group LLC, Term Loan	(f)(k)	Financial Services			22.0%				11/27	$771	771	752
Bausch Health Cos Inc, Revolver	(f)(k)	Pharmaceuticals, Biotechnology & Life Sciences	SF	+	6.7%			1.0%	01/28	$18,750	18,287	18,750
Bausch Health Cos Inc, Revolver	(i)(k)	Pharmaceuticals, Biotechnology & Life Sciences	SF	+	6.7%			1.0%	01/28	$18,750	18,750	18,750
CAFL 2024-RTL1 Issuer LLC, ABS	(e)(f)(k)	Real Estate Management & Development			10.2%				11/31	$2,500	2,500	2,522
Curia Global Inc, Revolver	(f)(k)	Pharmaceuticals, Biotechnology & Life Sciences	SF	+	6.3%			1.0%	01/29	$10,500	10,339	10,500
Curia Global Inc, Revolver	(i)(k)	Pharmaceuticals, Biotechnology & Life Sciences	SF	+	6.3%			1.0%	01/29	$10,333	10,333	10,333
Discover Financial Services, ABF Equity	(f)(k)(n)	Financial Services								4,932,385	4,932	5,131
Discover Financial Services, Subordinated Loan	(f)(k)(n)	Financial Services			15.0%				09/34	$8,931	8,931	8,931
Drive Revel, ABF Equity	(f)(k)	Financial Services								387,594	416	542
EFMT 2024-INV1, ABS	(e)(f)(k)	Real Estate Management & Development			7.5%				03/69	$6,380	6,083	6,267
Fidelis Mortgage Trust 2025-RTL1, ABS	(f)(k)	Real Estate Management & Development			9.0%				02/40	$4,500	4,423	4,456
FIGRE Trust 2024-HE3, ABS	(e)(f)(k)	Real Estate Management & Development			9.3%				07/54	$1,913	1,921	2,013
Florida Food Products LLC, Revolver	(f)(k)	Food, Beverage & Tobacco	SF	+	4.8%			1.0%	06/28	$4,706	4,706	4,706
Florida Food Products LLC, Revolver	(i)(k)	Food, Beverage & Tobacco	SF	+	4.8%			1.0%	06/28	$923	923	923
Fortna Group Inc, Revolver	(f)(k)	Capital Goods	SF	+	4.8%			0.8%	06/29	$12,543	12,543	12,543
Fortna Group Inc, Revolver	(i)(k)	Capital Goods	SF	+	4.8%			0.8%	06/29	$6,271	6,271	6,271
Global Lending Services LLC, ABF Equity	(f)(k)(l)	Financial Services								1,797,185	1,797	2,165
Global Lending Services LLC, Bond	(f)(k)	Financial Services			12.5%	PIK			12/32	$4,685	4,685	4,685
Global Lending Services LLC, Bond	(f)(k)	Financial Services			12.5%	PIK			02/33	$2,504	2,504	2,504
GreenSky Holdings LLC, ABF Equity	(f)(l)(m)	Financial Services								1,332,761	1,333	1,765
GreenSky Holdings LLC, ABF Equity	(f)(k)(l)(m)	Financial Services								2,904,456	2,904	3,345
GreenSky Holdings LLC, Term Loan	(f)(m)	Financial Services			9.3%	PIK			03/34	$4,384	4,384	4,384
GreenSky Holdings LLC, Term Loan	(i)(m)	Financial Services			9.3%	PIK			03/34	$374	374	374
HOMES 2024-AFC1 Trust, Structured Mezzanine	(e)(f)(k)	Real Estate Management & Development			7.6%				08/59	$1,944	1,848	1,880
See notes to unaudited consolidated financial statements.

KKR FS Income Trust
Unaudited Consolidated Schedule of Investments (continued)
As of March 31, 2025
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)			Floor(b)	Maturity	Principal Amount(c)/Shares	Amortized Cost	Fair Value(d)
Homeward Opportunities Fund Trust 2024-RRTL2, ABS	(e)(f)(k)	Real Estate Management & Development	9.1%				09/39	$7,878	$7,878	$7,934
Income Contingent Student Loans 1 2002-2006 PLC, ABS	(f)(k)	Financial Services	8.0%				07/56	£4,904	6,102	6,322
Income Contingent Student Loans 2 2007-2009 PLC, ABS	(f)(k)	Financial Services	8.0%				07/58	£14,626	18,200	18,855
IQUW UK Ltd, Bond	(f)(k)	Insurance	9.5%				03/35	$6,072	6,072	6,072
KKR Altitude II Offshore Aggregator LP, Partnership Interest	(f)(k)(n)	Capital Goods						2,004,586	2,005	2,145
Lennar Corp, ABF Equity	(f)(k)	Consumer Durables & Apparel						5,523,032	5,523	5,787
Lennar Corp, Term Loan	(f)(k)	Consumer Durables & Apparel	10.8%	(0.0% PIK	/ 10.8% PIK)		08/29	$4,664	4,664	4,664
LHOME Mortgage Trust 2024-RTL4, ABS	(e)(f)(k)	Real Estate Management & Development	9.3%				07/39	$7,513	7,513	7,570
Norway_France, ABF Equity	(f)(k)	Financial Services						2,229,929	2,481	2,572
Opendoor Labs Inc, Structured Mezzanine	(f)(k)	Real Estate Management & Development	12.5%				02/29	$8,259	8,259	8,259
Opendoor Labs Inc, Structured Mezzanine	(i)(k)	Real Estate Management & Development	12.5%				02/29	$4,130	4,130	4,130
Optio Invest, ABF Equity	(f)(k)	Financial Services						459,091	583	706
PayPal Europe Sarl et Cie SCA, ABF Equity	(f)(k)	Financial Services						2,851,996	3,104	3,360
Powin Energy Corp/NV, Revolver	(f)	Capital Goods	13.5%	PIK			09/27	$1,963	1,963	1,969
Powin Energy Corp/NV, Revolver	(i)	Capital Goods	13.5%	PIK			09/27	$10,761	10,761	10,792
Powin Energy Corp/NV, Warrants	(l)	Capital Goods						87,778	—	—
Powin Energy Corp/NV, Warrants	(l)	Capital Goods						342,921	—	—
Powin Energy Corp/NV, Warrants	(l)	Capital Goods						342,921	—	—
Powin Energy Corp/NV, Warrants	(l)	Capital Goods						87,778	—	—
Pretium Partners LLC P1, Structured Mezzanine	(f)(k)	Equity Real Estate Investment Trusts (REITs)	8.0%	(5.3% PIK	/ 5.3% PIK)		10/26	$21,221	20,595	21,221
Progress Residential 2024-SFR4 Trust, Structured Mezzanine	(e)(f)(k)	Real Estate Management & Development	3.4%				07/41	$6,250	4,987	5,165
PRPM 2024-RCF4 LLC, ABS	(e)(f)(k)	Real Estate Management & Development	4.0%				07/54	$2,813	2,301	2,397
PRPM 2024-RCF5 LLC, ABS	(e)(f)(k)	Real Estate Management & Development	4.0%				08/54	$3,750	3,146	3,212
Rain City Mortgage Trust 2024-RTL1, ABS	(e)(f)(k)	Real Estate Management & Development	10.2%				11/29	$3,290	3,290	3,307
Rosemawr Management LLC, ABS	(f)	Utilities	5.0%				08/54	$1,077	968	968
Rosemawr Management LLC, Structured Mezzanine	(f)	Utilities	7.3%				08/54	$572	516	515
Saluda Grade Alternative Mortgage Trust 2022-BC2, Structured Mezzanine	(f)(k)	Real Estate Management & Development	8.0%				07/30	$219	219	219
Saluda Grade Alternative Mortgage Trust 2022-BC2, Structured Mezzanine	(f)(k)	Real Estate Management & Development	18.0%				07/30	$147	108	126
See notes to unaudited consolidated financial statements.

KKR FS Income Trust
Unaudited Consolidated Schedule of Investments (continued)
As of March 31, 2025
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)				Floor(b)	Maturity	Principal Amount(c)/Shares	Amortized Cost	Fair Value(d)
Saluda Grade Alternative Mortgage Trust 2022-BC2, Term Loan	(f)(k)	Real Estate Management & Development			7.3%			07/30	$1,313	$1,313	$1,316
Saluda Grade Alternative Mortgage Trust 2023-LOC2, Structured Mezzanine	(f)(k)	Real Estate Management & Development						10/53	$325	531	450
Santander Mortgage Asset Receivable Trust 2025-NQM1, ABS	(e)(f)(k)(l)	Real Estate Management & Development						01/65	$80,926	2,833	2,833
Santander Mortgage Asset Receivable Trust 2025-NQM1, ABS	(e)(f)(k)(l)	Real Estate Management & Development						01/65	$80,926	685	685
Santander Mortgage Asset Receivable Trust 2025-NQM1, ABS	(e)(f)(k)	Real Estate Management & Development			7.3%			01/65	$1,335	1,302	1,302
Santander Mortgage Asset Receivable Trust 2025-NQM1, ABS	(e)(f)(k)	Real Estate Management & Development			7.3%			01/65	$1,295	1,254	1,254
SunPower Financial, ABF Equity	(f)(k)	Financial Services							122,809	123	129
Synovus Financial Corp, ABF Equity	(f)(k)	Banks							854,931	855	915
TalkTalk Telecom Group Ltd, Revolver	(f)(k)	Commercial & Professional Services	SA	+	7.0%		1.5%	09/26	£8,215	10,360	10,642
TalkTalk Telecom Group Ltd, Revolver	(i)(k)	Commercial & Professional Services	SA	+	7.0%		1.5%	09/26	£2,628	3,284	3,301
TDC LLP, ABF Equity	(f)(k)(l)	Financial Services							68,953	87	87
TDC LLP, Preferred Equity	(f)(k)	Financial Services			8.0%				£1,408	1,789	1,844
Trinseo Materials Operating SCA / Trinseo Materials Finance Inc, Revolver	(f)(k)	Materials	SF	+	4.8%		1.0%	01/28	$15,366	15,366	15,496
Trinseo Materials Operating SCA / Trinseo Materials Finance Inc, Revolver	(i)(k)	Materials	SF	+	4.8%		1.0%	01/28	$1,707	1,707	1,722
Tropicana Products Inc, Revolver	(f)(k)	Food, Beverage & Tobacco	SF	+	4.8%		1.0%	01/29	$17,052	17,052	17,052
Tropicana Products Inc, Revolver	(i)(k)	Food, Beverage & Tobacco	SF	+	4.8%		1.0%	01/29	$2,389	2,389	2,389
Vehicle Secured Funding Trust, ABF Equity	(f)(k)(l)	Financial Services							2,638,928	2,639	2,923
Vehicle Secured Funding Trust, Term Loan	(f)(k)	Financial Services			15.0%	PIK		01/46	$7,917	7,917	7,917
Vietjet Aviation JSC, Term Loan	(f)(k)	Transportation			9.4%			03/37	$10,163	10,163	10,163
Vietjet Aviation JSC, Term Loan	(i)(k)	Transportation			9.4%			03/37	$10,163	10,163	10,163
Vontive Mortgage Trust 2025-RTL1, ABS	(e)(f)(k)	Real Estate Management & Development			8.0%			03/30	$976	976	976
Vontive Mortgage Trust 2025-RTL1, ABS	(e)(f)(k)	Real Estate Management & Development			9.5%			03/30	$2,370	2,342	2,342
Weber-Stephen Products LLC, Revolver	(f)(k)	Consumer Discretionary Distribution & Retail	SF	+	5.8%		1.0%	12/26	$17,891	17,666	18,030
Weber-Stephen Products LLC, Revolver	(i)(k)	Consumer Discretionary Distribution & Retail	SF	+	5.8%		1.0%	12/26	$2,943	2,943	2,966
Total Asset Based Finance										374,982	381,571
Unfunded Commitments										(72,079)	(72,079)
Net Asset Based Finance										302,903	309,492
TOTAL INVESTMENTS—140.0%										$1,362,652	1,379,855
LIABILITIES IN EXCESS OF OTHER ASSETS—(40.0)%											(394,172)
NET ASSETS—100.0%											$985,683
See notes to unaudited consolidated financial statements.

KKR FS Income Trust
Unaudited Consolidated Schedule of Investments (continued)
As of March 31, 2025
(in thousands, except share amounts)

Foreign currency forward contracts

Foreign Currency	Settlement Date	Counterparty	Amount and Transaction			US$ Value at Settlement Date	US$ Value at March 31, 2025	Unrealized Appreciation (Depreciation)
EUR	5/25/28	Goldman Sachs Bank USA	€	1,300	Sold	$1,470	$1,475	$(5)
EUR	5/25/28	Goldman Sachs Bank USA	€	548	Sold	605	621	(16)
GBP	6/10/25	Goldman Sachs Bank USA	£	2,500	Sold	3,296	3,223	73
Total						$5,371	$5,319	$52
________________
(a)Security may be an obligation of one or more entities affiliated with the named company.
(b)Certain variable rate securities in the Company’s portfolio bear interest at a rate determined by a publicly disclosed base rate plus a basis point spread. As of March 31, 2025, the Secured Overnight Financing Rate, or SOFR or “SF”, was 4.29%, the Sterling Overnight Index Average, or SONIA or “SA”, was 4.36% and the Euro Interbank Offered Rate, or EURIBOR or “E”, was 2.34%. PIK means paid-in-kind. PIK income accruals may be adjusted based on the performance of the underlying investment. Variable rate securities with no floor rate use the respective benchmark rate in all cases.
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
(h)Security or portion thereof held within K-FIT Finance CO-1 LLC and is pledged as collateral supporting the amounts outstanding under the K-FIT CO-1 Credit Facility (see Note 9).
(i)Security is an unfunded commitment. Reflects the stated spread at the time of commitment, but may not be the actual rate received upon funding.
(j)Position or portion thereof unsettled as of March 31, 2025.
(k)The investment, or portion of the investment is not a qualifying asset under the Investment Company Act of 1940, as amended. A business development company may not acquire any asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company’s total assets. As of March 31, 2025, 78.2% of the Company’s total assets represented qualifying assets.
(l)Security is non-income producing.
See notes to unaudited consolidated financial statements.

KKR FS Income Trust
Unaudited Consolidated Schedule of Investments (continued)
As of March 31, 2025
(in thousands, except share amounts)

(m)Under the Investment Company Act of 1940, as amended, the Company generally is deemed to be an “affiliated person” of a portfolio company if it owns 5% or more of the portfolio company’s voting securities and is generally deemed to “control” a portfolio company if it owns more than 25% of the portfolio company’s voting securities or it has the power to exercise control over the management or policies of such portfolio company. As of March 31, 2025, the Company held investments in portfolio companies of which it is deemed to be an “affiliated person” but is not deemed to “control”. The following table presents certain information with respect to investments in portfolio companies of which the Company was deemed to be an affiliated person as of March 31, 2025:

Portfolio Company	Fair Value at December 31, 2024	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at March 31, 2025	Interest Income(3)	PIK Income(3)	Fee Income(3)	Dividend and Other Income(3)
Asset Based Finance
GreenSky Holdings LLC, ABF Equity	$1,863	$—	$—	$—	$(98)	$1,765	$—	$—	$—	$—
GreenSky Holdings LLC, ABF Equity	2,790	330	—	—	225	3,345	—	—	—	—
GreenSky Holdings LLC, Term Loan	4,188	196	—	—	—	4,384	—	93	—	—
Total	$8,841	$526	$—	$—	$127	$9,494	$—	$93	$—	$—
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
(3)Interest, PIK, Fee and Dividend and Other income presented for the full three months ended March 31, 2025.
(n)Under the Investment Company Act of 1940, as amended, the Company generally is deemed to be an “affiliated person” of a portfolio company if it owns 5% or more of the portfolio company’s voting securities and is generally deemed to “control” a portfolio company if it owns more than 25% of the portfolio company’s voting securities or it has the power to exercise control over the management or policies of such portfolio company. As of March 31, 2025, the Company held investments in portfolio companies of which it is deemed to be an “affiliated person” and deemed to “control”. The following table presents certain information with respect to investments in portfolio companies of which the Company was deemed to be an affiliated person and deemed to control as of March 31, 2025:

Portfolio Company	Fair Value at December 31, 2024	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at March 31, 2025	Interest Income(3)	PIK Income(3)	Fee Income(3)	Dividend and Other Income(3)
Asset Based Finance
Australis Maritime II, ABF Equity	$694	$—	$(111)	$—	$(6)	$577	$—	$—	$—	$21
Discover Financial Services, ABF Equity	5,402	—	(295)	—	24	5,131	—	—	—	272
Discover Financial Services, Subordinated Loan	9,708	—	(777)	—	—	8,931	352	—	—	—
KKR Altitude II Offshore Aggregator LP, Partnership Interest	2,139	—	—	—	6	2,145	—	—	23	51
Total	$17,943	$—	$(1,183)	$—	$24	$16,784	$352	$—	$23	$344
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
(3)Interest, PIK, Fee and Dividend and Other income presented for the full three months ended March 31, 2025.
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
(i)Position or portion thereof unsettled as of December 31, 2024
(j)The investment, or portion of the investment is not a qualifying asset under the Investment Company Act of 1940, as amended. A business development company may not acquire any asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company’s total assets. As of December 31, 2024, 81.4% of the Company’s total assets represented qualifying assets.
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
The Company has various wholly-owned subsidiaries, including special-purpose financing subsidiaries and subsidiaries through which it holds interests in portfolio companies. The unaudited consolidated financial statements include both the Company’s accounts and the accounts of its wholly-owned subsidiaries as of March 31, 2025. All intercompany transactions have been eliminated in consolidation. Certain of the Company’s consolidated subsidiaries are subject to U.S. federal and state income taxes.
Note 2. Summary of Significant Accounting Policies
Basis of Presentation: The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, for interim financial information and with the instructions for Form 10-Q and Articles 6, 10 and 12 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For a more complete discussion of significant accounting policies and certain other information, the Company’s interim unaudited consolidated financial statements should be read in conjunction with its audited consolidated financial statements as of and for the year ended December 31, 2024 included in the Company’s annual report on Form 10-K, filed with the U.S. Securities and Exchange Commission, or the SEC. Operating results for the three months ended March 31, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025. The December 31, 2024 consolidated statement of assets and liabilities and consolidated schedule of investments are derived from the Company’s audited consolidated financial statements as of and for the year ended December 31, 2024. The Company is considered an investment company under GAAP and follows the accounting and reporting guidance applicable to investment companies under Financial Accounting Standards Board, or FASB, Accounting Standards Codification Topic 946, Financial Services—Investment Companies. The Company has evaluated the impact of subsequent events through the date the unaudited consolidated financial statements were issued and filed with the SEC.
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
Organizational and Offering: Upon the initial issuance of the Class I common shares of beneficial interest, or the Common Shares, or the Class I shares, to non-affiliated investors in the Company’s monthly closings for the Company’s continuous private offering of its Common Shares, or the Private Offering, in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended, or the Securities Act, including the exemption provided by Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder, Regulation S under the Securities Act and other exemptions from the registration requirements of the Securities Act, which monthly closings commenced on June 30, 2023, organizational and offering costs are borne by the Company and expensed. These expenses consist primarily of legal fees, audit fees and other costs of organizing the Company. In no

KKR FS Income Trust
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies (continued)
event will the Company bear in excess of $1.5 million in organizational expenses; the Adviser has agreed to be responsible for any organizational expenses in excess of $1.5 million.
Costs associated with the offering of Common Shares are capitalized as deferred offering expenses and included as prepaid and other assets on the consolidated statements of assets and liabilities and eligible to be amortized over a twelve-month period.
As of March 31, 2025 and December 31, 2024, the Adviser has paid $5,129 and $4,605, respectively, in organizational and offering expenses, and are subject to reimbursement as described above. The Company had no obligation to reimburse the Adviser for organizational and offering costs until the initial issuance of the Company’s Common Shares to non-affiliated investors after commencement of the monthly closings for the Company’s Private Offering.
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
The Adviser has agreed to waive the Company’s base management fee and subordinated incentive fee on income through September 30, 2025.
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
Loan origination fees, original issue discount and market discount are capitalized and the Company accretes such amounts as interest income over the respective term of the loan or security. Upon the prepayment of a loan or security, any unamortized loan origination fees and original issue discount are recorded as interest income. Structuring and other non-recurring upfront fees are recorded as fee income when earned. For the three months ended March 31, 2025 and 2024, the Company recognized $2,199 and $1,373, respectively, in structuring fee revenue. The Company records prepayment premiums on loans and securities as fee income when it receives such amounts.
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
Recent Accounting Pronouncements: In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, or ASU 2023-09, which requires additional disaggregated disclosures on the entity’s effective tax rate reconciliation and additional details on income taxes paid. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024 and is to be adopted on a prospective basis with the option to apply retrospectively. The Company is currently assessing the impact of this guidance, however, the Company does not expect a material impact on its consolidated financial statements.
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

KKR FS Income Trust
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 3. Share Transactions
Below is a summary of transactions with respect to shares of the Company’s Common Shares during the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025		2024
	Shares	Amount	Shares	Amount
Gross Proceeds from Offering	5,055,647	$149,716	1,570,645	$45,800
Reinvestment of Distributions	144,262	4,270	—	—
Share Repurchase Program	—	—	—	—
Net Proceeds from Share Transactions	5,199,909	$153,986	1,570,645	$45,800
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
As of March 31, 2025, the Company has issued 33,251,680 Class I shares in the Private Offering for gross proceeds of $970,080, including Class I shares issued under its distribution reinvestment plan. Of the 33,251,680 Class I shares issued in the Private Offering, 8,995,947 shares were issued to investors with capital commitments to the Company in exchange for an aggregate of $254,500 in capital contributions. As of March 31, 2025, the Company had received capital commitments of $420,000 from investors in the Private Offering, 60.6% of which has been called for funding. In addition to $165,500 in aggregate amount of remaining uncalled capital commitments for Class I shares, the Company intends to continue selling Class I shares in the Private Offering on a monthly basis.
During the three months ended March 31, 2025 and 2024, the Company issued 5,199,909 and 1,570,645 Class I shares, respectively, for gross proceeds of $153,986 and $45,800, respectively, at an average price per share of $29.61 and $29.16, respectively. The gross proceeds received during the three months ended March 31, 2025 include reinvested shareholder distributions of $4,270 for which the Company issued 144,262 Class I shares under its distribution reinvestment plan. During the period from April 1, 2025 to April 30, 2025, the Company issued 2,425,103 Class I shares for gross proceeds of $71,880 at an average price per share of $29.64. The gross proceeds received during the period from April 1, 2025 to April 30, 2025 include reinvested shareholder distributions of $2,209 for which the Company issued 74,532 Class I shares under its distribution reinvestment plan.
Discretionary Share Repurchase Program
Beginning with the quarter ended September 30, 2024, the Company commenced a discretionary share repurchase program in which it intends, subject to market conditions and the discretion of the Company’s Board of Trustees, or the Board, to offer to repurchase, in each quarter, up to 5% of the Common Shares outstanding (either by number of shares or aggregate net asset value, or NAV) as of the close of the previous calendar quarter. The Board may amend or suspend the share repurchase program if in its reasonable judgment it deems such action to be in the Company’s best interest and the best interest of the Company’s shareholders. As a result, share repurchases may not be available each quarter, such as when a repurchase offer would place an undue burden on the Company’s liquidity, adversely affect its operations or risk having an adverse impact on the Company that would outweigh the benefit of the repurchase offer. The Company intends to conduct such repurchase offers in accordance with the requirements of Rule 13e-4 promulgated under the Securities Exchange Act of 1934, as amended, or the Exchange Act, and the 1940 Act. All shares purchased by the Company pursuant to the terms of each tender offer will be retired and thereafter will be authorized and unissued shares.
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
The following table sets forth information regarding repurchases of Common Shares effectuated under the Company’s discretionary share repurchase program during the three months ended March 31, 2025:

Repurchase Date	Offer Date	Tender Offer Expiration	Purchase Price per Share	Common Shares Repurchased	Aggregate Dollar Amount of Common Shares Accepted for Repurchase
January 2, 2025(1)	December 2, 2024	December 30, 2024	—	—	—
________________
(1)The Company did not repurchase any Common Shares under its discretionary share repurchase program during the three months ended March 31, 2025.
On March 3, 2025, the Company commenced a tender offer pursuant to which it offered to repurchase up to 1,402,588 Common Shares tendered prior to the offer expiring on March 28, 2025. During the period from April 1, 2025 to April 30, 2025, the Company repurchased 18,836 Common Shares that were validly tendered by shareholders at a purchase price of $29.64 per share for aggregate consideration of $547.
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
Prior to redemption, the Company classified the Series A Preferred Shares as temporary equity outside of shareholders’ equity on its accompanying consolidated statement of assets and liabilities due to certain redemption features that were not solely within the Company’s control.
Note 4. Related Party Transactions
Compensation of the Investment Adviser and its Affiliates
Pursuant to the Advisory Agreement, commencing on and after the BDC Election Date, the Adviser is entitled to a base management fee calculated at an annual rate of 1.25% of the average monthly value of the Company’s net assets during the most

KKR FS Income Trust
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 4. Related Party Transactions (continued)
recently completed quarter and an incentive fee based on the Company’s performance. See Note 2 for a discussion of the capital gains and subordinated income incentive fees that the Adviser may be entitled to under the Advisory Agreement. The Adviser has agreed to waive the base management fee and the subordinated incentive fee on income under the Advisory Agreement through September 30, 2025.
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
Subject to any applicable Financial Industry Regulatory Authority, Inc., or FINRA, limitations on underwriting compensation, the Company is obligated to pay the Placement Agents a shareholder servicing and/or distribution fee, or the Distribution/Servicing Fees, for Class I shares equal to 0.85% per annum of the aggregate NAV, as of the beginning of the first calendar day of the applicable month, for the Class I shares. However, pursuant to a fee waiver agreement, or the Rule 12b-1 Fee Waiver Agreement, between the Company and each of the Placement Agents, the Placement Agents have agreed to waive the Distribution/Servicing Fees for Class I shares in full during the term of the Rule 12b-1 Fee Waiver Agreement, and any such waived fees will not be subject to recoupment by the Placement Agents or any other person during or following the term of the Rule 12b-1 Fee Waiver Agreement. The Rule 12b-1 Fee Waiver Agreement will remain in effect until terminated by vote of the Board, including the vote of a majority of the members of the Board who are not “interested persons” (as defined in the 1940 Act) of the Company, or the Independent Trustees.
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
All or a portion of the Distribution/Servicing Fees may be used to pay for sub-transfer agency, sub-accounting and certain other administrative services that are not required to be paid pursuant to the shareholder servicing and/or distribution fees under applicable FINRA rules; however, the Company also may pay for these sub-transfer agency, sub-accounting and certain other administrative services outside of the Distribution/Servicing Fees and its Distribution and Servicing Plan. The total amount that will be paid over time for other underwriting compensation depends on the average length of time for which shares remain outstanding, the term over which such amount is measured and the performance of the Company’s investments. The Company will also pay or reimburse certain organizational and offering expenses, including, subject to FINRA limitations on underwriting compensation, certain wholesaling expenses.
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
The following table describes the fees and expenses accrued under the Advisory Agreement, the Administration Agreement and the Expense Support Agreement, as applicable, during the three months ended March 31, 2025 and 2024:

Related Party			Three Months Ended March 31,
	Source Agreement	Description	2025	2024
The Adviser	Investment advisory agreement	Base Management Fee(1)	$2,808	$793
The Adviser	Investment advisory agreement	Capital Gains Incentive Fee(2)	$516	$266
The Adviser	Investment advisory agreement	Subordinated Incentive Fee on Income(3)	$3,195	$1,042
The Adviser	Administration agreement	Administrative Services Expenses(4)	$592	$436
The Adviser	Administration agreement	Organizational & Offering Costs(5)	$—	$458
The Adviser	Expense support agreement	Expense Recoupment(6)	$—	$436
________________
(1)The Adviser agreed to waive all management fees accrued under the Advisory Agreement through September 30, 2025. As of March 31, 2025, no management fees were payable to the Adviser.
(2)During the three months ended March 31, 2025 and 2024, the Company accrued capital gains incentive fees of $516 and $266, respectively, based on the performance of its portfolio. As of March 31, 2025, the Company had accrued $1,983 of capital gains incentive fees payable, of which $2,399 was based on unrealized appreciation and $(416) was based on realized gains net of unrealized depreciation. No capital gains incentive fees are actually payable by the Company with respect to unrealized gains unless and until those gains are actually realized. See Note 2 for a discussion of the methodology employed by the Company in calculating the capital gains incentive fees.
(3)The Adviser agreed to waive all subordinated incentive fees on income accrued under the Advisory Agreement through September 30, 2025. As of March 31, 2025, no subordinated incentive fees on income were payable to the Adviser.
(4)During the three months ended March 31, 2025 and 2024, $533 and $313, respectively, of administrative services expenses related to the allocation of costs of administrative personnel for services rendered to the Company by the Adviser and the remainder related to other reimbursable expenses, including reimbursement of fees related to transactional expenses for prospective investments, such as fees and expenses associated with performing due diligence reviews of investments that do not close, often referred to as “broken deal” costs. Broken deal costs were $86 and $66 for the three months ended March 31, 2025 and 2024, respectively. The Company paid $352 and $78 in administrative services expenses to the Adviser during the three months ended March 31, 2025 and 2024, respectively.
(5)During the three months ended March 31, 2025 and 2024, the Company expensed organizational and offering costs of $0 and $458, respectively, which related to reimbursements to the Adviser for organizational and offering costs incurred on the Company’s behalf, including salaries and other direct expenses of the Adviser’s personnel and employees of its affiliates while engaged in registering and marketing the Company’s Common Shares.
(6)During the three months ended March 31, 2025 and 2024, the Company accrued $0 and $436, respectively, for expense recoupments payable to the Adviser under the Expense Support Agreement (see “—Expense Support and Conditional Reimbursement” below). As of March 31, 2025, no expense recoupments remained payable to the Adviser.

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
As of March 31, 2025, the full $35,000 of capital commitments under the Seed Contribution had been called and funded.
As of March 31, 2025, an additional $219,500 of capital commitments from third-party private investors had been called and funded in connection with the Private Offering.
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
For the three months ended March 31, 2025 and the year ended December 31, 2024, there were no Expense Payments that the Adviser agreed to pay, subject to reimbursement by the Company in accordance with the Expense Support Agreement. For the three months ended March 31, 2025 and the year ended December 31, 2024, the Company reimbursed the Adviser for $0 and $436, respectively, of previously waived expenses. As of March 31, 2025, there are no remaining amounts of previously waived expenses subject to recoupment.

KKR FS Income Trust
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 5. Distributions
The following tables reflect the cash distributions per share that the Company has declared on its Common Shares during the three months ended March 31, 2025 and 2024:

	For the Three Months Ended March 31, 2025
Date Declared	Distribution	Record Date	Payment Date	Distribution per Share
January 10, 2025	Regular	January 31, 2025	February 26, 2025	$0.25
February 11, 2025	Regular	February 28, 2025	March 27, 2025	0.25
March 10, 2025	Regular	March 31, 2025	April 28, 2025	0.25
March 10, 2025	Special	March 31, 2025	April 28, 2025	0.10
Total				$0.85

	For the Three Months Ended March 31, 2024
Date Declared	Distribution	Record Date	Payment Date	Distribution per Share
January 5, 2024	Regular	January 31, 2024	February 27, 2024	$0.24
February 20, 2024	Regular	February 29, 2024	March 26, 2024	0.24
March 7, 2024	Regular	March 28, 2024	April 26, 2024	0.25
Total				$0.73
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
The following table reflects the sources of the cash distributions on a tax basis that the Company has paid on its Common Shares during the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025		2024
Source of Distribution	Distribution Amount	Percentage	Distribution Amount	Percentage
Offering proceeds	$—	—	$—	—
Borrowings	—	—	—	—
Net investment income(1)	26,723	100%	6,157	94%
Short-term capital gains proceeds from the sale of assets	—	—	410	6%
Long-term capital gains proceeds from the sale of assets	—	—	—	—
Non-capital gains proceeds from the sale of assets	—	—	—	—
Distributions on account of preferred and common equity	—	—	—	—
Total	$26,723	100%	$6,567	100%

KKR FS Income Trust
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 5. Distributions (continued)
________________
(1)During the three months ended March 31, 2025 and 2024, 93.7% and 97.3%, respectively, of the Company’s gross investment income was attributable to cash income earned, 1.3% and 1.4%, respectively, was attributable to non-cash accretion of discount and 5.0% and 1.3%, respectively, was attributable to paid-in-kind, or PIK, interest.
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
As of March 31, 2025 and December 31, 2024, the Company’s gross unrealized appreciation on a tax basis was $20,116 and $13,838, respectively. As of March 31, 2025 and December 31, 2024, the Company’s gross unrealized depreciation on a tax basis was $3,785 and $1,663, respectively.
The aggregate cost of the Company’s investments for U.S. federal income tax purposes totaled $1,362,522 and $1,052,681 as of March 31, 2025 and December 31, 2024, respectively. The aggregate net unrealized appreciation (depreciation) on investments on a tax basis was $17,333 and $11,392 as of March 31, 2025 and December 31, 2024, respectively. The aggregate net unrealized appreciation (depreciation) on investments on a tax basis excludes net unrealized appreciation (depreciation) from foreign currency forward contracts and foreign currency transactions.
Note 6. Investment Portfolio
The following table summarizes the composition of the Company’s investment portfolio at cost and fair value as of March 31, 2025 and December 31, 2024:

	March 31, 2025 (Unaudited)			December 31, 2024
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$1,058,008	$1,068,542	77.5%	$857,958	$865,488	81.3%
Subordinated Debt	1,741	1,821	0.1%	1,682	1,667	0.2%
Asset Based Finance	302,903	309,492	22.4%	193,223	196,918	18.5%
Total	$1,362,652	$1,379,855	100.0%	$1,052,863	$1,064,073	100.0%
________________
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
As of March 31, 2025, the Company held investments in one portfolio company of which it is deemed to be an “affiliated person” but is not deemed to “control.” As of March 31, 2025, the Company held investments in three portfolio companies of which it is deemed to “control.” For additional information with respect to such portfolio companies, see footnotes (m) and (n) to the unaudited consolidated schedule of investments as of March 31, 2025.
As of December 31, 2024, the Company held investments in one portfolio company of which it was deemed to be an “affiliated person” but was not deemed to “control.” As of December 31, 2024, the Company held investments in three portfolio companies of which it was deemed to “control.” For additional information with respect to such portfolio companies, see footnotes (l) and (m) to the consolidated schedule of investments as of December 31, 2024.
The Company’s investment portfolio may contain loans and other unfunded arrangements that are in the form of lines of credit, revolving credit facilities, delayed draw credit facilities or other investments, which require the Company to provide funding when requested by portfolio companies in accordance with the terms of the underlying agreements. As of March 31, 2025, the Company had unfunded debt investments with aggregate unfunded commitments of $291,870 and unfunded equity/other commitments of $18,576. As of December 31, 2024, the Company had unfunded debt investments with aggregate unfunded commitments of $258,134 and unfunded equity/other commitments of $22,827. The Company maintains sufficient cash on hand and available capital in connection with undrawn commitments to fund such unfunded commitments should the need arise. For additional details regarding the

KKR FS Income Trust
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 6. Investment Portfolio (continued)
Company’s unfunded debt investments, see the Company’s unaudited consolidated schedule of investments as of March 31, 2025 and the Company’s audited consolidated schedule of investments as of December 31, 2024.
The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of March 31, 2025 and December 31, 2024:

	March 31, 2025 (Unaudited)		December 31, 2024
Industry Classification	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Banks	$915	0.1%	$1,148	0.1%
Capital Goods	186,132	13.5%	160,388	15.1%
Commercial & Professional Services	229,150	16.6%	207,960	19.6%
Consumer Discretionary Distribution & Retail	18,053	1.3%	6,683	0.6%
Consumer Durables & Apparel	10,451	0.8%	9,409	0.9%
Consumer Services	62,320	4.5%	59,984	5.6%
Consumer Staples Distribution & Retail	16,253	1.2%	16,427	1.6%
Equity Real Estate Investment Trusts (REITs)	21,221	1.5%	20,676	1.9%
Financial Services	138,480	10.0%	96,682	9.1%
Food, Beverage & Tobacco	21,758	1.6%	—	—
Health Care Equipment & Services	188,939	13.7%	157,954	14.9%
Insurance	92,076	6.7%	92,396	8.7%
Materials	28,392	2.0%	21,447	2.0%
Pharmaceuticals, Biotechnology & Life Sciences	43,637	3.2%	34,250	3.2%
Real Estate Management & Development	66,485	4.8%	43,784	4.1%
Software & Services	163,704	11.9%	78,631	7.4%
Technology Hardware & Equipment	266	0.0%	264	0.0%
Transportation	90,140	6.5%	54,412	5.1%
Utilities	1,483	0.1%	1,578	0.1%
Total	$1,379,855	100.0%	$1,064,073	100.0%
Note 7. Financial Instruments
The following is a summary of the fair value and location of the Company’s derivative instruments not designated as a qualifying hedge accounting relationship in the consolidated statements of assets and liabilities held as of March 31, 2025 and December 31, 2024:

Derivative Instrument	Statement Location	March 31, 2025 (Unaudited)	December 31, 2024
Foreign currency forward contracts	Unrealized appreciation on foreign currency forward contracts	$73	$200
Foreign currency forward contracts	Unrealized depreciation on foreign currency forward contracts	(21)	—
Total		$52	$200

KKR FS Income Trust
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 7. Financial Instruments (continued)
Net realized and unrealized gains and losses on derivative instruments not designated as a qualifying hedge accounting relationship recorded by the Company for the three months ended March 31, 2025 and 2024 are in the following locations in the unaudited consolidated statements of operations:

		Three Months Ended March 31,
Derivative Instrument	Statement Location	2025	2024
Foreign currency forward contracts	Net realized gain (loss) on foreign currency forward contracts	$—	$—
Foreign currency forward contracts	Net change in unrealized appreciation (depreciation) on foreign currency forward contracts	(148)	—
Total		$(148)	$—
Offsetting of Derivative Instruments
The Company has derivative instruments that are subject to master netting agreements. These agreements include provisions to offset positions with the same counterparty in the event of default by one of the parties. The Company’s unrealized appreciation and depreciation on derivative instruments are reported as gross assets and liabilities, respectively, in the consolidated statements of assets and liabilities. The following tables present the Company’s assets and liabilities related to derivatives by counterparty, net of amounts available for offset under a master netting arrangement and net of any collateral received or pledged by the Company for such assets and liabilities as of March 31, 2025 and December 31, 2024:

	As of March 31, 2025 (Unaudited)
Counterparty	Derivative Assets Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash Collateral Received(1)	Cash Collateral Received(1)	Net Amount of Derivative Assets(2)
Goldman Sachs Bank USA	$73	$(21)	$—	$—	$52
Total	$73	$(21)	$—	$—	$52
Counterparty	Derivative Liabilities Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash Collateral Pledged(1)	Cash Collateral Pledged(1)	Net Amount of Derivative Liabilities(3)
Goldman Sachs Bank USA	$(21)	$21	$—	$—	$—
Total	$(21)	$21	$—	$—	$—

	As of December 31, 2024
Counterparty	Derivative Assets Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash Collateral Received(1)	Cash Collateral Received(1)	Net Amount of Derivative Assets(2)
Goldman Sachs Bank USA	$200	$—	$—	$—	$200
Total	$200	$—	$—	$—	$200
Counterparty	Derivative Liabilities Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash Collateral Pledged(1)	Cash Collateral Pledged(1)	Net Amount of Derivative Liabilities(3)
Goldman Sachs Bank USA	$—	$—	$—	$—	$—
Total	$—	$—	$—	$—	$—
________________
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
The average notional balance of foreign currency forward contracts during the three months ended March 31, 2025 and 2024 were $5,068 and $0, respectively.
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
As of March 31, 2025 and December 31, 2024, the Company’s investments were categorized as follows in the fair value hierarchy:

Valuation Inputs	March 31, 2025 (Unaudited)	December 31, 2024
Level 1—Price quotations in active markets	$—	$—
Level 2—Significant other observable inputs	51,659	41,655
Level 3—Significant unobservable inputs	1,328,196	1,022,418
	$1,379,855	$1,064,073
In addition, the Company had foreign currency forward contracts, as described in Note 7, which were categorized as Level 2 in the fair value hierarchy as of March 31, 2025 and December 31, 2024.
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
The following is a reconciliation of investments for which significant unobservable inputs (Level 3) were used in determining fair value for the three months ended March 31, 2025 and 2024:

	For the Three Months Ended March 31, 2025
	Senior Secured Loans—First Lien	Subordinated Debt	Asset Based Finance	Total
Fair value at beginning of period	$865,488	$1,667	$155,263	$1,022,418
Accretion of discount (amortization of premium)	328	(1)	130	457
Net realized gain (loss)	3	—	(34)	(31)
Net change in unrealized appreciation (depreciation)	3,004	95	2,341	5,440
Purchases	211,812	—	113,401	325,213
Paid-in-kind interest	511	60	1,061	1,632
Sales and repayments	(12,604)	—	(14,329)	(26,933)
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Fair value at end of period	$1,068,542	$1,821	$257,833	$1,328,196
The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$3,133	$95	$2,341	$5,569

	For the Three Months Ended March 31, 2024
	Senior Secured Loans—First Lien	Subordinated Debt	Asset Based Finance	Total
Fair value at beginning of period	$204,314	$961	$57,041	$262,316
Accretion of discount (amortization of premium)	135	1	30	166
Net realized gain (loss)	(13)	—	(11)	(24)
Net change in unrealized appreciation (depreciation)	1,451	—	485	1,936
Purchases	164,442	485	29,940	194,867
Paid-in-kind interest	101	49	—	150
Sales and repayments	(10,509)	—	(4,526)	(15,035)
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Fair value at end of period	$359,921	$1,496	$82,959	$444,376
The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$1,451	$—	$485	$1,936

KKR FS Income Trust
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 8. Fair Value of Financial Instruments (continued)
The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements as of March 31, 2025 and December 31, 2024 were as follows:

Type of Investment	Fair Value at March 31, 2025 (Unaudited)	Valuation Technique	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input(1)
Senior Debt	$983,401	Discounted Cash Flow	Discount Rate	8.1% - 13.2% (9.4%)	Decrease
	84,303	Cost(2)
	838	Other(3)
Subordinated Debt	1,821	Discounted Cash Flow	Discount Rate	14.4% - 14.4% (14.4%)	Decrease
Asset Based Finance	198,760	Discounted Cash Flow	Discount Rate	4.7% - 41.6% (9.5%)	Decrease
	48,622	Cost(2)
	10,451	Other(3)
Total	$1,328,196

Type of Investment	Fair Value at December 31, 2024	Valuation Technique	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input(1)
Senior Debt	$855,090	Discounted Cash Flow	Discount Rate	7.6% - 11.4% (9.5%)	Decrease
	10,398	Cost(2)
Subordinated Debt	1,667	Discounted Cash Flow	Discount Rate	15.4% - 15.4% (15.4%)	Decrease
Asset Based Finance	139,551	Discounted Cash Flow	Discount Rate	4.8% - 41.7% (9.9%)	Decrease
	3,516	Waterfall	EBITDA Multiple	1.1x - 1.1x (1.1x)	Increase
	12,196	Cost(2)
Total	$1,022,418
________________
(1)Represents the directional change in the fair value of the Level 3 investments that would result from an increase to the corresponding unobservable input. A decrease to the input would have the opposite effect. Significant changes in these inputs in isolation could result in significantly higher or lower fair value measurements.
(2)Fair value was determined based on recent transaction pricing with no material changes in operations of the related portfolio company since the transaction date.
(3)Fair value based on expected outcome of proposed corporate transactions and/or other factors.
Note 9. Financing Arrangements
In accordance with the 1940 Act, the Company is allowed to borrow amounts such that its asset coverage, as calculated pursuant to the 1940 Act, equals at least 150% after such borrowing. As of March 31, 2025, the aggregate amount outstanding of the senior securities issued by the Company was $427,241. As of March 31, 2025, the Company’s asset coverage was 331%.
The following tables present summary information with respect to the Company’s outstanding financing arrangements as of March 31, 2025 and December 31, 2024. For additional information regarding these financing arrangements, see the notes to the Company’s audited consolidated financial statements contained in its annual report on Form 10-K for the year ended December 31, 2024. Any significant changes to the Company’s financing arrangements during the three months ended March 31, 2025 are discussed below.

	As of March 31, 2025 (Unaudited)
Arrangement	Type of Arrangement	Rate	Amount Outstanding		Amount Available	Maturity Date
Senior Secured Revolving Credit Facility(1)	Revolving Credit Facility	SOFR+2.125%(2)	$82,741	(3)	$67,259	July 19, 2028
K-FIT AB-1 Credit Facility(1)	Revolving Credit Facility	SOFR+2.25%(2)	250,000		—	October 10, 2028
K-FIT CO-1 Credit Facility(1)	Revolving Credit Facility	SOFR+2.15%(2)	94,500		155,500	March 4, 2030
Total			$427,241		$222,759
________________
(1)The carrying amount outstanding under the facility approximates its fair value.

KKR FS Income Trust
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 9. Financing Arrangements (continued)
(2)The benchmark rate is subject to a 0% floor.
(3)Amount includes borrowing in Euros and pounds sterling. Euro balance outstanding of €9,250 has been converted to U.S. dollars at an exchange rate of €1.00 to $1.08 as of March 31, 2025. Pounds sterling balance outstanding of £43,250 has been converted to U.S. dollars at an exchange rate of £1.00 to $1.29 as of March 31, 2025 to reflect total amount outstanding in U.S. dollars.

	As of December 31, 2024
Arrangement	Type of Arrangement	Rate	Amount Outstanding		Amount Available	Maturity Date
Senior Secured Revolving Credit Facility(1)	Revolving Credit Facility	SOFR+2.125%(2)	$40,855	(3)	$109,145	July 19, 2028
K-FIT AB-1 Credit Facility(1)	Revolving Credit Facility	SOFR+2.25%(2)	188,500		61,500	October 10, 2028
Total			$229,355		$170,645
________________
(1)The carrying amount outstanding under the facility approximates its fair value.
(2)The benchmark rate is subject to a 0% floor.
(3)Amount includes borrowing in Canadian dollars, Euros and pounds sterling. Canadian dollar balance outstanding of C$500 has been converted to U.S. dollars at an exchange rate of C$1.00 to $0.69 as of December 31, 2024. Euro balance outstanding of €6,500 has been converted to U.S. dollars at an exchange rate of €1.00 to $1.04 as of December 31, 2024. Pounds sterling balance outstanding of £15,000 has been converted to U.S. dollars at an exchange rate of £1.00 to $1.25 as of December 31, 2024 to reflect total amount outstanding in U.S. dollars.
For the three months ended March 31, 2025 and 2024, the components of total interest expense for the Company’s financing arrangements were as follows:

	Three Months Ended March 31,
	2025			2024
Arrangement(1)	Direct Interest Expense(2)	Amortization of Deferred Financing Costs	Total Interest Expense	Direct Interest Expense(2)	Amortization of Deferred Financing Costs	Total Interest Expense
Senior Secured Revolving Credit Facility	$1,209	$109	$1,318	$754	$91	$845
K-FIT AB-1 Credit Facility	3,668	186	3,854	1,014	137	1,151
K-FIT CO-1 Credit Facility	437	31	468	—	—	—
Total	$5,314	$326	$5,640	$1,768	$228	$1,996
________________
(1)Borrowings of each of the Company’s wholly-owned, special-purpose financing subsidiaries are considered borrowings of the Company for purposes of complying with the asset coverage requirements applicable to BDCs under the 1940 Act.
(2)Direct interest expense includes the effect of non-usage fees.
The Company’s average borrowings and weighted average interest rate, including the effect of non-usage fees, for the three months ended March 31, 2025 were $316,326 and 6.72%, respectively. As of March 31, 2025, the Company’s weighted average effective interest rate on borrowings, including the effect of non-usage fees, was 6.66%.
The Company’s average borrowings and weighted average interest rate, including the effect of non-usage fees, for the three months ended March 31, 2024 were $62,418 and 11.35%, respectively. As of March 31, 2024, the Company’s weighted average effective interest rate on borrowings, including the effect of non-usage fees, was 10.47%.
Under its financing arrangements, the Company has made certain representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar financing arrangements. The Company was in compliance with all covenants required by its financing arrangements as of March 31, 2025.
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
Note 10. Commitments and Contingencies
On August 2, 2022, and as amended and restated on May 9, 2024, and further amended on March 24, 2025, the Company entered into a facility agreement, or the Cliffwater Facility Agreement, with Cliffwater Corporate Lending Fund, or Cliffwater, and CCLF Holdings (D13) LLC, or CCLF Sub, and together with Cliffwater, individually and collectively, the Financing Provider, each an unaffiliated third party, to acquire portfolio investments from time to time by purchasing all or a portion of certain investments owned and held by the Financing Provider at the Company’s or the Financing Provider’s request pursuant to the terms and provisions of the Cliffwater Facility Agreement, or the Warehousing Transaction. The Cliffwater Facility Agreement creates a forward obligation of the Financing Provider to sell, and a forward obligation of the Company or its designee to purchase, all or a portion of certain investments owned and held by the Financing Provider at the Company’s or the Financing Provider’s request pursuant to the terms and conditions of the Cliffwater Facility Agreement. Prior to the date on which (i) an insolvency proceeding is commenced by the Company or (ii) an insolvency proceeding is commenced against the Company and is not dismissed or stayed within 60 days, the Company’s obligation to purchase such investments is conditional upon satisfying certain conditions, including that the Company has called and received cash funding from subscriptions in an aggregate amount of at least $1.4 billion, such condition, the Capital Condition.
During the three months ended March 31, 2025, the Company purchased investments, including unfunded commitments, with a cost of $14,924 from the Financing Provider. As of March 31, 2025, $0 of these purchases are included in payable for investments purchased in the unaudited consolidated statement of assets and liabilities. For the period from April 1, 2025 through May 9, 2025, there were no investments purchased by the Company from the Financing Provider.
As of March 31, 2025, the conditions precedent to the Company’s obligation to purchase any additional investments from the Financing Provider had not been met. The Company did not hold any beneficial interest in the warehouse.
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
Unfunded commitments to provide funds to portfolio companies are not recorded in the Company’s consolidated statements of assets and liabilities. Since these commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. The Company has sufficient liquidity to fund these commitments. As of March 31, 2025, the Company’s unfunded commitments consisted of the following:

Category / Company(1)	Commitment Amount
Senior Secured Loans—First Lien
Apex Service Partners LLC	$575
Apex Service Partners LLC	931
Arcfield Acquisition Corp	1,375
Area Wide Protective Inc	2,769
Avetta LLC	1,146

KKR FS Income Trust
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 10. Commitments and Contingencies (continued)

Category / Company(1)	Commitment Amount
Avetta LLC	$1,605
Bonterra LLC	3,556
Bonterra LLC	2,976
Cadence Education LLC	1,412
Cadence Education LLC	1,440
Cambrex Corp	2,160
Cambrex Corp	1,890
Carrier Fire Protection	1,599
Carrier Fire Protection	2,056
Carrier Fire Protection	113
Clarience Technologies LLC	3,796
Clarience Technologies LLC	1,464
CLEAResult Consulting Inc	3,108
CLEAResult Consulting Inc	999
Community Brands Inc	932
Community Brands Inc	2,047
CSafe Global	86
Dental365 LLC	1,995
Dental365 LLC	3,068
DOXA Insurance Holdings LLC	1,085
DOXA Insurance Holdings LLC	184
DOXA Insurance Holdings LLC	838
DuBois Chemicals Inc	2,138
DuBois Chemicals Inc	2,138
Frontline Road Safety LLC	7,005
Frontline Road Safety LLC	4,151
Galway Partners Holdings LLC	618
Granicus Inc	46
Granicus Inc	1,339
Heritage Environmental Services Inc	2,797
Heritage Environmental Services Inc	276
Highgate Hotels Inc	987
Homrich & Berg Inc	1,274
Horizon CTS Buyer LLC	2,302
Horizon CTS Buyer LLC	2,647
Individual FoodService	514
Inhabit IQ	1,192
Inhabit IQ	745
Insightsoftware.Com Inc	913
Insightsoftware.Com Inc	889
Integrity Marketing Group LLC	6,056
Integrity Marketing Group LLC	16,915
J S Held LLC	1,588
J S Held LLC	3,375
Lazer Logistics Inc	912

KKR FS Income Trust
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 10. Commitments and Contingencies (continued)

Category / Company(1)	Commitment Amount
Lazer Logistics Inc	$1,918
Legends Hospitality LLC	1,075
Legends Hospitality LLC	1,005
Magna Legal Services LLC	849
Magna Legal Services LLC	956
MAI Capital Management LLC	3,164
MAI Capital Management LLC	1,493
MB2 Dental Solutions LLC	4,295
MB2 Dental Solutions LLC	1,882
Mercer Advisors Inc	7,802
Model N Inc	2,664
Model N Inc	1,421
Netsmart Technologies Inc	4,236
Netsmart Technologies Inc	4,343
OEConnection LLC	1,597
OEConnection LLC	1,376
PCI Pharma Services	6,510
PCI Pharma Services	1,235
PSC Group	103
PSC Group	332
Radwell International LLC	1,330
Radwell International LLC	9,233
Revere Superior Holdings Inc	477
Revere Superior Holdings Inc	535
Rialto Capital Management LLC	362
Rockefeller Capital Management LP	3,427
Service Express Inc	2,555
Service Express Inc	1,865
Shaw Development LLC	2,049
Spins LLC	1,636
Spins LLC	1,063
Spotless Brands LLC	2,499
STV Group Inc	1,086
STV Group Inc	1,974
SureScripts LLC	5,938
Turnpoint Services Inc	582
Turnpoint Services Inc	1,108
USIC Holdings Inc	1,094
USIC Holdings Inc	1,387
Veriforce LLC	1,170
Veriforce LLC	935
Vermont Information Processing Inc	3,804
Vermont Information Processing Inc	1,141
Vitu	3,598
Wealth Enhancement Group LLC	298

KKR FS Income Trust
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 10. Commitments and Contingencies (continued)

Category / Company(1)	Commitment Amount
Woolpert Inc	$3,102
Woolpert Inc	5,195
Zeus Industrial Products Inc	3,244
Zeus Industrial Products Inc	2,826
Asset Based Finance
Altitude II IRL WH Borrower DAC, Revolver	51
Bausch Health Cos Inc, Revolver	18,750
Curia Global Inc, Revolver	10,333
Florida Food Products LLC	923
Fortna Group Inc, Revolver	6,271
GreenSky Holdings LLC, Term Loan	374
Opendoor Labs Inc, Structured Mezzanine	4,130
Powin Energy Corp/NV, Revolver	10,761
TalkTalk Telecom Group Ltd, Revolver	3,284
Trinseo Materials Operating SCA / Trinseo Materials Finance Inc, Revolver	1,707
Tropicana Products Inc, Revolver	2,389
Vietjet Aviation JSC, Term Loan	10,163
Weber-Stephen Products LLC, Revolver	2,943
Total	$291,870
Unfunded Equity/Other commitments	$18,576
____________________
(1)May be commitments to one or more entities affiliated with the named company.
As of March 31, 2025, the Company’s debt commitments are comprised of $142,645 revolving credit facilities and $149,225 delayed draw term loans, which generally are used for acquisitions or capital expenditures and are subject to certain performance tests. Such unfunded debt commitments have a fair value representing unrealized appreciation (depreciation) of $453. The Company’s unfunded Equity/Other commitments generally require certain conditions to be met or actual approval from the Adviser prior to funding.
While the Company does not expect to fund all of its unfunded commitments, there can be no assurance that it will not be required to do so.
In the normal course of business, the Company may enter into guarantees on behalf of portfolio companies. Under such arrangements, the Company would be required to make payments to third parties if the portfolio companies were to default on their related payment obligations. The Company had no such guarantees outstanding at March 31, 2025 and December 31, 2024.

KKR FS Income Trust
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 11. Financial Highlights
The following is a schedule of financial highlights of the Company for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
Per Share Data:
Net asset value, beginning of period	$29.56	$28.84
Results of operations
Net investment income (loss)(1)	0.81	0.83
Net realized gain (loss) and unrealized appreciation (depreciation)(2)	0.12	0.25
Net increase (decrease) in net assets resulting from operations	0.93	1.08
Shareholder distributions(3)
Distributions from net investment income	(0.85)	(0.73)
Net decrease in net assets resulting from shareholder distributions	(0.85)	(0.73)
Capital share transactions
Issuance of Common Shares(4)	—	—
Net increase (decrease) in net assets resulting from capital share transactions	—	—
Net asset value, end of period	$29.64	$29.19
Shares outstanding, end of period	33,251,680	10,028,030
Total return based on net asset value(5)	3.17%	3.74%
Ratio/Supplemental Data:
Net assets, end of period	$985,683	$292,685
Ratio of net investment income to average net assets(6)	11.05%	11.39%
Ratio of total operating expenses to average net assets(6)	5.67%	8.89%
Ratio of waived expenses to average net assets(6)	(2.61)%	(2.81)%
Ratio of net operating expenses to average net assets(6)	3.06%	6.08%
Portfolio turnover(7)	2.22%	4.95%
Total amount of senior securities outstanding, exclusive of treasury securities	$427,241	$86,611
Asset coverage per unit(8)	3.31	4.38
____________________
(1)The per share data was derived by using the weighted average shares outstanding during the applicable period.
(2)The amount shown at this caption is the balancing figure derived from the other figures in the schedule. The amount shown at this caption for a share outstanding throughout the period may not agree with the change in the aggregate gains and losses in portfolio securities for the period because of the timing of sales of the Company’s Common Shares in relation to fluctuating market values for the portfolio.
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
(5)The total return based on NAV for each period presented was calculated based on the change in NAV per share during the applicable period, assuming the reinvestment of all distributions that were declared during the period at the Company’s most recent available NAV per share for such shares at the time the distribution was payable. Total return based on NAV does not consider the effect of any sales commissions or charges that may be incurred in connection with the sale of Common Shares. The historical calculation of total return based on NAV in the table should not be considered a representation of the Company’s future total return based on NAV, which may be greater or less than the return shown in the table due to a number of factors, including the Company’s ability or inability to make investments in companies that meet its investment criteria, the interest rates payable on the debt securities the Company acquires, the level of the Company’s expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which the Company encounters competition in its markets and general economic conditions. As a result of these factors, results for any previous period should not be relied upon as being indicative of performance in future periods. The total return calculations set forth above represent the total return on the Company’s investment portfolio during the applicable period and do not represent an actual return to shareholders.
(6)Weighted average net assets during the applicable period are used for this calculation. Ratios for the three months ended March 31, 2025 and 2024 are annualized, with the exception of capital gains incentive fees and recoupment of previously waived expenses. Annualized ratios for the three months ended March 31, 2025 are not necessarily indicative of the ratios that may be expected for the year ending December 31, 2025. The following is a schedule of supplemental ratios for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
Ratio of accrued capital gains incentive fees to average net assets	0.06%	0.10%
Ratio of interest expense to average net assets	2.45%	3.05%
(7)Portfolio turnover for the three months ended March 31, 2025 and 2024 are not annualized.
(8)Asset coverage per unit is the ratio of the carrying value of the Company’s total consolidated assets, less liabilities and indebtedness not represented by senior securities, to the aggregate amount of senior securities representing indebtedness.

KKR FS Income Trust
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 12. Segment Reporting
The Company operates through a single operating and reporting segment with an investment objective to generate current income and, to a lesser extent, long-term capital appreciation. The chief operating decision maker, or CODM, is comprised of the Company’s chief executive officer and chief investment officer. The CODM assesses the performance and makes operating decisions of the Company on a consolidated basis primarily based on the Company’s net increase in shareholders’ equity resulting from operations, or net income. In addition to numerous other factors and metrics, the CODM utilizes net income as a key metric in determining the amount of dividends to be distributed to the Company’s shareholders. As the Company’s operations comprise of a single reporting segment, the segment assets are reflected on the accompanying consolidated statements of assets and liabilities as “total assets” and the significant segment expenses are listed on the accompanying consolidated statements of operations.
Note 13. Subsequent Events
Distributions
On April 14, 2025, the Board declared a distribution of $0.25 per Common Share, payable on or about May 28, 2025 to shareholders of record as of the close of business on April 30, 2025. Additionally, on May 9, 2025, the Board declared a distribution of $0.25 per Common Share, payable on or about June 26, 2025 to shareholders of record as of the close of business on May 30, 2025. Shareholders may receive the distribution payments in cash or in Common Shares in accordance with their election under the Company’s distribution reinvestment plan.
Private Offering Closings
On April 1, 2025, the Company issued and sold 2,350,571 Common Shares in the Private Offering (with the final number of Common Shares issued being determined on April 22, 2025) pursuant to Subscription Agreements entered into with the participating investors for aggregate consideration of $69,671.
On May 1, 2025, the Company issued and sold Common Shares in the Private Offering pursuant to Subscription Agreements entered into with the participating investors for aggregate consideration of $36,217. The final number of Common Shares issued as of May 1, 2025 in connection with the monthly closing will be determined at a later date in connection with the Company’s determination of its net asset value per Common Share as of April 30, 2025.

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
The Adviser oversees (subject to the oversight of the Board, a majority of whom are not “interested persons,” as defined in Section 2(a)(19) of the 1940 Act) the management of our operations and is responsible for making investment decisions with respect to our portfolio pursuant to the terms of the Advisory Agreement. Under the Advisory Agreement, we have agreed to pay the Adviser an annual management fee, or the Base Management Fee, as well as an incentive fee, or the Incentive Fee, based on our investment performance.
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
•employing a defensive investment approach focused on long-term credit performance and preservation of principal;
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
See “Item 1. Business - Investment Objectives and Strategy” in the annual report on Form 10-K for the year ended December 31, 2024 filed with the SEC for more information.
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
The Adviser has agreed to advance all of our organizational and offering expenses on our behalf (including legal, accounting, printing, mailing, subscription processing and filing fees and expenses and other offering expenses, including costs associated with technology integration between our systems and those of our participating brokers, reasonable bona fide due diligence expenses of participating brokers supported by detailed and itemized invoices, costs in connection with preparing sales materials and other marketing expenses, design and website expenses, fees and expenses of our transfer agent, fees to attend retail seminars sponsored by participating brokers and costs, expenses and reimbursements for travel (provided that we shall not be required to bear the cost of private airfare in excess of comparable first-class/business rates on a commercial airline, if available), meals, accommodations, entertainment and other similar expenses related to meetings or events with prospective investors, brokers, registered investment advisors or financial or other advisors, but excluding the shareholder servicing and/or distribution fee) through a date determined by the Adviser in its discretion. We had no obligation to reimburse the Adviser for such advanced expenses until the initial issuance of Common Shares to non-affiliated investors after commencement of the monthly closings for the Private Offering, which commenced on June 30, 2023. As of March 31, 2025, we had incurred organizational and offering expenses of $991 and $4,138, respectively, which expenses the Adviser elected to cover pursuant to the Expense Support Agreement, subject to reimbursement by us pursuant to its terms. See “Expense Support and Conditional Reimbursement” below for more information. In no event will we bear in excess of $1.5 million in organizational expenses; the Adviser has agreed to be responsible for any organizational expenses in excess of $1.5 million.
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
Following any calendar month in which Available Operating Funds (as defined below) exceed the cumulative distributions accrued to our shareholders based on distributions declared with respect to record dates occurring in such calendar month (the amount of such excess referred to as Excess Operating Funds), we will pay such Excess Operating Funds, or a portion thereof, to the Adviser until such time as all Expense Payments made by the Adviser to us within three years prior to the last business day of such calendar month have been reimbursed. Any payments required to be made by us are referred to as a Reimbursement Payment. Available Operating Funds means the sum of (i) our net investment income (excluding organizational and offering costs and extraordinary expenses, taxes (including excise tax) and accrued capital gains incentive fees on unrealized appreciation) and (ii) our net capital gains.
For the three months ended March 31, 2025 and the year ended December 31, 2024, there were no Expense Payments that the Adviser agreed to pay, subject to reimbursement by us in accordance with the Expense Support Agreement. For the three months ended March 31, 2025 and the year ended December 31, 2024, we reimbursed the Adviser for $0 and $436, respectively, of previously waived expenses. As of March 31, 2025, there are no remaining amounts of previously waived expenses subject to recoupment.
Fees and Expenses
The following table illustrates the aggregate fees and expenses that we expect to incur and that shareholders can expect to bear, either directly or indirectly, during the following twelve months.

Shareholder transaction expenses (fees paid directly from shareholder investment)
Maximum sales load imposed on purchases(1)	—
Annual operating expenses (as a percentage of average net assets attributable to shares)(2)
Base Management Fee(3)	1.25%
Incentive fees payable under our investment advisory agreement(4)	—
Interest payments on borrowed funds(5)	4.99%
Distribution/Servicing Fees(6)	—
Organizational and offering costs(7)	0.22%
Other expenses(8)	0.48%
Total annual expenses	6.94%
Waiver of management and subordinated income incentive fees(3)	(0.63)%
Net annual expenses	6.31%
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

(2)Amount assumes that we sell $990 million worth of Class I shares during the following twelve months, resulting in estimated average net assets of $1,480.7 million based on current asset levels. That amount also assumes that we borrow funds of approximately 75% of our average net assets during such period. Actual expenses will depend on the number of Class I shares we sell in the Private Offering and the amount of leverage we employ, if any. There can be no assurance that we will sell $990 million worth of Class I shares during the following twelve months.
(3)The Base Management Fee is calculated and payable quarterly in arrears at an annual rate of 1.25% of our average monthly net assets during such period. The Adviser has agreed to waive the Base Management Fee and subordinated income incentive fee through September 30, 2025.
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
(5)Interest payments on borrowed funds represents an estimate of our annualized interest expense based on our total borrowings as of March 31, 2025. At March 31, 2025, the weighted average effective interest rate for total outstanding debt was 6.66%. We may borrow additional funds from time to time to make investments to the extent we determine that the economic situation is conducive to doing so. To the extent that we determine it is appropriate to borrow funds to make investments, the costs associated with such borrowing will be indirectly borne by our shareholders.
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
(7)Amount reflects estimated organizational and offering costs to be paid by us of up to approximately $3.2 million if we raise $990 million in gross proceeds. The Adviser has agreed to advance all of our organizational and offering expenses on our behalf through a date determined by the Adviser in its discretion. We will reimburse the Adviser for any such amounts paid on our behalf pursuant to the terms of the Expense Support Agreement. See “Expenses” and “Expense Support and Conditional Reimbursement” sections above for more information.
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
Example
The following example demonstrates the projected dollar amount of total expenses that would be incurred over various periods with respect to a $10,000 hypothetical investment in the Class I shares assuming reinvestment of all distributions at NAV and that our direct and indirect annual operating expenses would remain at the percentage levels set forth in the table above (assuming we borrow an amount of approximately 75% of our average net assets):

	1 Year	3 Years	5 Years	10 Years
Shareholders would pay the following expenses on a $10,000 investment, assuming a 5% annual return(1)	$626	$1,969	$3,260	$6,276
Shareholders would pay the following expenses on a $10,000 investment, assuming a 5% annual return entirely from realized capital gains	$686	$2,132	$3,504	$6,638
_______________
(1)Assumes no return from net realized capital gains or net unrealized capital appreciation.
While the example assumes, as required by SEC rules, a 5% annual return, our performance will vary and may result in a return greater or less than 5%. As noted, the example includes the capital gains incentive fee but does not include the subordinated income incentive fee under the Advisory Agreement, which, assuming a 5% annual return, would either not be payable or have an immaterial impact on the expense amounts shown above. If we achieve sufficient returns on our investments to trigger an Incentive Fee of a material amount, our expenses, and returns to our investors, would be higher.
This example and the expenses in the table above should not be considered a representation of our future expenses, and actual expenses (including the cost of debt, if any, and other expenses) may be greater or less than those shown.

Portfolio Investment Activity for the Three Months Ended March 31, 2025 and for the Year Ended December 31, 2024
Total Portfolio Activity
The following tables present certain selected information regarding our portfolio investment activity for the three months ended March 31, 2025:

For the Three Months Ended
Net Investment Activity	March 31, 2025
Purchases	$334,604
Sales and Repayments	(26,933)
Net Portfolio Activity	$307,671

	For the Three Months Ended
	March 31, 2025
New Investment Activity by Asset Class	Purchases	Percentage	Sales and Repayments	Percentage
Senior Secured Loans—First Lien	$211,812	63%	$12,604	47%
Asset Based Finance	122,792	37%	14,329	53%
Total	$334,604	100%	$26,933	100%
The following table summarizes the composition of our investment portfolio at cost and fair value as of March 31, 2025 and December 31, 2024:

	March 31, 2025 (Unaudited)			December 31, 2024
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$1,058,008	$1,068,542	77.5%	$857,958	$865,488	81.3%
Subordinated Debt	1,741	1,821	0.1%	1,682	1,667	0.2%
Asset Based Finance	302,903	309,492	22.4%	193,223	196,918	18.5%
Total	$1,362,652	$1,379,855	100.0%	$1,052,863	$1,064,073	100.0%
_____________________
(1)Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.
The following table presents certain selected information regarding the composition of our investment portfolio as of March 31, 2025 and December 31, 2024:

	March 31, 2025	December 31, 2024
Number of Portfolio Companies	120	101
% of Direct Originations in Investment Portfolio	100.0%	100.0%
% Variable Rate Debt Investments (based on fair value)(1)	88.3%	90.9%
% Fixed Rate Debt Investments (based on fair value)(1)	9.1%	6.1%
% Other Income Producing Investments (based on fair value)(2)	1.6%	1.6%
% Non-Income Producing Investments (based on fair value)	1.0%	1.4%
Weighted Average Annual Yield on Accruing Debt Investments(1)(3)	9.8%	10.1%
Weighted Average Annual Yield on All Debt Investments(4)	9.8%	10.1%
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
(3)The Weighted Average Annual Yield on Accruing Debt Investments is computed as (i) the sum of (a) the stated annual interest rate, dividend rate or other similar stated return of each accruing Debt Investment, multiplied by its par amount, adjusted to U.S. dollars and for any partial income accrual when necessary, as of the end of the applicable reporting period, plus (b) the annual amortization of the purchase or original issue discount or premium of each accruing Debt Investment; divided by (ii) the total amortized cost of Debt Investments included in the calculated group as of the end of the applicable reporting period. Stated annual interest rate for floating rate Debt Investments assumes the greater of (a) the respective base rate in effect as of March 31, 2025, and (b) the stated base rate floor. The base rate utilized in this calculation may not be indicative of the base rates for specific contracts as of March 31, 2025.

(4)The Weighted Average Annual Yield on All Debt Investments is computed as (i) the sum of (a) the stated annual interest rate, dividend rate or other similar stated return of each Debt Investment, multiplied by its par amount, adjusted to U.S. dollars and for any partial income accrual when necessary, as of the end of the applicable reporting period, plus (b) the annual amortization of the purchase or original issue discount or premium of each Debt Investment; divided by (ii) the total amortized cost of Debt Investments included in the calculated group as of the end of the applicable reporting period. Stated annual interest rate for floating rate Debt Investments assumes the greater of (a) the respective base rate in effect as of March 31, 2025, and (b) the stated base rate floor. The base rate utilized in this calculation may not be indicative of the base rates for specific contracts as of March 31, 2025.
For the three months ended March 31, 2025, our total return based on NAV was 3.17%. For the year ended December 31, 2024, our total return based on NAV was 13.87%. See footnote 5 to the table included in Note 11 to our unaudited consolidated financial statements included herein for information regarding the calculation of our total return based on NAV.
Portfolio Composition by Industry Classification
The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of March 31, 2025 and December 31, 2024:

	March 31, 2025 (Unaudited)		December 31, 2024
Industry Classification	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Banks	$915	0.1%	$1,148	0.1%
Capital Goods	186,132	13.5%	160,388	15.1%
Commercial & Professional Services	229,150	16.6%	207,960	19.6%
Consumer Discretionary Distribution & Retail	18,053	1.3%	6,683	0.6%
Consumer Durables & Apparel	10,451	0.8%	9,409	0.9%
Consumer Services	62,320	4.5%	59,984	5.6%
Consumer Staples Distribution & Retail	16,253	1.2%	16,427	1.6%
Equity Real Estate Investment Trusts (REITs)	21,221	1.5%	20,676	1.9%
Financial Services	138,480	10.0%	96,682	9.1%
Food, Beverage & Tobacco	21,758	1.6%	—	—
Health Care Equipment & Services	188,939	13.7%	157,954	14.9%
Insurance	92,076	6.7%	92,396	8.7%
Materials	28,392	2.0%	21,447	2.0%
Pharmaceuticals, Biotechnology & Life Sciences	43,637	3.2%	34,250	3.2%
Real Estate Management & Development	66,485	4.8%	43,784	4.1%
Software & Services	163,704	11.9%	78,631	7.4%
Technology Hardware & Equipment	266	0.0%	264	0.0%
Transportation	90,140	6.5%	54,412	5.1%
Utilities	1,483	0.1%	1,578	0.1%
Total	$1,379,855	100.0%	$1,064,073	100.0%
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

The following table shows the distribution of our investments on the 1 to 4 investment rating scale at fair value as of March 31, 2025 and December 31, 2024:

	March 31, 2025		December 31, 2024
Investment Rating	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
1	$1,337,426	97%	$1,030,177	97%
2	42,429	3%	33,896	3%
3	—	—	—	—
4	—	—	—	—
Total	$1,379,855	100%	$1,064,073	100%
The amount of the portfolio in each grading category may vary substantially from period to period resulting primarily from changes in the composition of the portfolio as a result of new investment, repayment and exit activities. In addition, changes in the grade of investments may be made to reflect our expectation of performance and changes in investment values.
Results of Operations
Comparison of the Three Months Ended March 31, 2025 and March 31, 2024
Revenues
Our investment income for the three months ended March 31, 2025 and 2024 was as follows:

	Three Months Ended March 31,
	2025		2024
	Amount	Percentage of Total Income	Amount	Percentage of Total Income
Interest income	$28,094	86.5%	$8,777	76.9%
Paid-in-kind interest income	1,632	5.0%	150	1.3%
Fee income	1,779	5.5%	1,924	16.8%
Dividend income	967	3.0%	569	5.0%
Total investment income(1)	$32,472	100.0%	$11,420	100.0%
___________
(1)Such revenues represent $30,408 and $11,109 of cash income earned as well as $2,064 and $311 in non-cash portions relating to accretion of discount and PIK interest for the three months ended March 31, 2025 and 2024, respectively. Cash flows related to such non-cash revenues may not occur for a number of reporting periods or years after such revenues are recognized.
The level of interest income we receive is generally related to the balance of income-producing investments, multiplied by the weighted average yield of our investments. We expect the dollar amount of interest and any dividend income that we earn to increase as the size of our investments portfolio increases.
Fee income is transaction based, and typically consists of amendment and consent fees, prepayment fees, structuring fees and other non-recurring fees. As such, fee income is generally dependent on new direct origination investments and the occurrence of events at existing portfolio companies resulting in such fees.
The increase in interest, PIK and dividend income for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 is primarily due to the increase in the size of our investment portfolio.

Expenses
Our operating expenses for the three months ended March 31, 2025 and 2024 were as follows:

	Three Months Ended March 31,
	2025	2024
Management fees	$2,808	$793
Subordinated income incentive fees	3,195	1,042
Capital gains incentive fees	516	266
Interest expense	5,640	1,996
Administrative services expenses	592	436
Accounting and administrative fees	104	34
Organizational and offering costs	—	458
Insurance expense	27	45
Audit expense	144	153
Other expenses	403	151
Total operating expenses	13,429	5,374
Management and incentive fee waivers	(6,003)	(1,835)
Expense (waiver) recoupment	—	436
Net operating expenses	$7,426	$3,975
The following table reflects selected expense ratios as a percent of average net assets for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
Ratio of operating expenses to average net assets	1.46%	2.05%
Ratio of expense waivers to average net assets(1)	(0.65)%	(0.53)%
Ratio of net operating expenses to average net assets	0.81%	1.52%
Ratio of net incentive fees and interest expense to average net assets(1)	0.67%	0.86%
Ratio of net operating expenses, excluding certain expenses, to average net assets	0.14%	0.66%
__________
(1)Ratio data may be rounded in order to recompute the ending ratio of net operating expenses to average net assets or net operating expenses, excluding certain expenses, to average net assets.
We generally expect our general and administrative expenses to decrease as a percentage of our average net assets because of the anticipated growth in the size of our asset base.
The increase in expenses for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 is primarily due to the increase in the size of our investment portfolio, which increased the amount of the Base Management Fee payable to the Adviser, the acceleration of our operational activity during the three months ended March 31, 2025 and the incurrence of borrowings under the K-FIT CO-1 Credit Facility, the K-FIT AB-1 Credit Facility and the Senior Secured Revolving Credit Facility, which increased interest expense.
Interest expense, among other things, may increase or decrease our expense ratios relative to comparative periods depending on portfolio performance, changes in amounts outstanding under our financing arrangements and benchmark interest rates such as SOFR, among other factors.
Net Investment Income
Our net investment income totaled $25,046 ($0.81 per share) and $7,445 ($0.83 per share) for the three months ended March 31, 2025 and 2024, respectively. The increase in net investment income during the three months ended March 31, 2025 compared to the three months ended March 31, 2024 can primarily be attributed to the increase in interest, PIK and dividend income discussed above.

Net Realized Gains or Losses
Our net realized gains (losses) on investments and foreign currency for the three months ended March 31, 2025 and 2024 were as follows:

	Three Months Ended March 31,
	2025	2024
Net realized gain (loss) on investments(1)	$(31)	$65
Net realized gain (loss) on foreign currency	(45)	45
Total net realized gain (loss)	$(76)	$110
______________
(1)We sold investments and received principal repayments of $1,487 and $25,446, respectively, during the three months ended March 31, 2025 and $7,556 and $9,107, respectively, during the three months ended March 31, 2024.
Net Change in Unrealized Appreciation (Depreciation)
Our net change in unrealized appreciation (depreciation) on investments, foreign currency forward contracts and unrealized gain (loss) on foreign currency for the three months ended March 31, 2025 and 2024 were as follows:

	Three Months Ended March 31,
	2025	2024
Net change in unrealized appreciation (depreciation) on investments	$5,993	$1,861
Net change in unrealized appreciation (depreciation) on foreign currency forward contracts	(148)	—
Net change in unrealized gain (loss) on foreign currency	(1,637)	157
Total net change in unrealized appreciation (depreciation)	$4,208	$2,018
The net change in unrealized appreciation (depreciation) during the three months ended March 31, 2025 was driven primarily by appreciation on several specific assets in the portfolio.
Net Increase (Decrease) in Net Assets Resulting from Operations
For the three months ended March 31, 2025, the net increase in net assets resulting from operations was $29,178 ($0.94 per share) compared to a net increase in net assets resulting from operations of $9,573 ($1.06 per share) for the three months ended March 31, 2024.
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
As of March 31, 2025, we had $34,635 in cash and foreign currency, which we held in custodial accounts, $222,759 in borrowings available under our financing arrangements, subject to borrowing base and other limitations, and $165,500 of remaining uncalled capital commitments from investors in the Private Offering. As of March 31, 2025, we had unfunded debt investments with aggregate unfunded commitments of $291,870 and unfunded equity/other commitments of $18,576. We maintain sufficient cash on hand, available borrowings and liquid securities to fund such unfunded commitments should the need arise.
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
As of March 31, 2025, the aggregate amount outstanding of the senior securities issued by us was $427,241. As of March 31, 2025, our asset coverage ratio as calculated under the 1940 Act was 331%.
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
Financing Arrangements
The following table presents summary information with respect to our outstanding financing arrangements as of March 31, 2025:

	As of March 31, 2025 (Unaudited)
Arrangement	Type of Arrangement	Rate	Amount Outstanding		Amount Available	Maturity Date
Senior Secured Revolving Credit Facility(1)	Revolving Credit Facility	SOFR+2.125%(2)	$82,741	(3)	$67,259	July 19, 2028
K-FIT AB-1 Credit Facility(1)	Revolving Credit Facility	SOFR+2.25%(2)	250,000		—	October 10, 2028
K-FIT CO-1 Credit Facility(1)	Revolving Credit Facility	SOFR+2.15%(2)	94,500		155,500	March 4, 2030
Total			$427,241		$222,759
______________
(1)The carrying amount outstanding under the facility approximates its fair value.
(2)The benchmark rate is subject to a 0% floor.
(3)Amount includes borrowing in Euros and pounds sterling. Euro balance outstanding of €9,250 has been converted to U.S. dollars at an exchange rate of €1.00 to $1.08 as of March 31, 2025. Pounds sterling balance outstanding of £43,250 has been converted to U.S. dollars at an exchange rate of £1.00 to $1.29 as of March 31, 2025 to reflect total amount outstanding in U.S. dollars.
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
During certain periods, our distributions may exceed our earnings. As a result, it is possible that a portion of the distributions we make may represent a return of capital. A return of capital generally is a return of a shareholder’s investment rather than a return of earnings or gains derived from our investment activities. Each year a statement on Form 1099-DIV identifying the sources of the distributions will be mailed to our shareholders. No portion of the distributions paid during the three months ended March 31, 2025 or 2024 represented a return of capital.
We intend to make our regular distributions in the form of cash, out of assets legally available for distribution, except for those shareholders who have elected to receive their distributions in the form of additional Common Shares under our distribution reinvestment plan. Any distributions reinvested under the plan will nevertheless remain taxable to a U.S. shareholder.
The following tables reflect the cash distributions per share that we have declared on our Common Shares during the three months ended March 31, 2025 and 2024:

	For the Three Months Ended March 31, 2025
Date Declared	Distribution	Record Date	Payment Date	Distribution per Share
January 10, 2025	Regular	January 31, 2025	February 26, 2025	$0.25
February 11, 2025	Regular	February 28, 2025	March 27, 2025	0.25
March 10, 2025	Regular	March 31, 2025	April 28, 2025	0.25
March 10, 2025	Special	March 31, 2025	April 28, 2025	0.10
Total				$0.85

	For the Three Months Ended March 31, 2024
Date Declared	Distribution	Record Date	Payment Date	Distribution per Share
January 5, 2024	Regular	January 31, 2024	February 27, 2024	$0.24
February 20, 2024	Regular	February 29, 2024	March 26, 2024	0.24
March 7, 2024	Regular	March 28, 2024	April 26, 2024	0.25
Total				$0.73
See Note 5 to our unaudited consolidated financial statements included herein for additional information regarding our distributions.
Recent Developments
Distributions
On April 14, 2025, the Board declared a distribution of $0.25 per Common Share, payable on or about May 28, 2025 to shareholders of record as of the close of business on April 30, 2025. Additionally, on May 9, 2025, the Board declared a distribution of $0.25 per Common Share, payable on or about June 26, 2025 to shareholders of record as of the close of business on May 30, 2025. Shareholders may receive the distribution payments in cash or in Common Shares in accordance with their election under the Company’s distribution reinvestment plan.
Private Offering Closings
On April 1, 2025, we issued and sold 2,350,571 Common Shares in the Private Offering (with the final number of Common Shares issued being determined on April 22, 2025) pursuant to Subscription Agreements entered into with the participating investors for aggregate consideration of $69,671.
On May 1, 2025, we issued and sold Common Shares in the Private Offering pursuant to Subscription Agreements entered into with the participating investors for aggregate consideration of $36,217. The final number of Common Shares issued as of May 1, 2025 in connection with the monthly closing will be determined at a later date in connection with the Company’s determination of its net asset value per Common Share as of April 30, 2025.
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
As of March 31, 2025, our investment portfolio, valued at fair value in accordance with our Board-approved valuation policy, represented 96.26% of our total assets, as compared to 96.87% of our total assets as of December 31, 2024.
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

Other Contractual Obligations
We have entered into the Advisory Agreement and Administration Agreement with the Adviser to provide us with investment advisory and administrative services. Payments for investment advisory services under the Advisory Agreement are equal to (a) an annual Base Management Fee based on the average monthly value of the Company’s net assets during the most recently completed calendar quarter, and (b) an Incentive Fee based on our performance. The Adviser is reimbursed for administrative expenses incurred on our behalf. See Note 4 to our unaudited consolidated financial statements included herein for a discussion of these agreements and for the amount of fees and expenses accrued under these agreements during the three months ended March 31, 2025.
If any of our contractual obligations are terminated, our costs may increase under any new agreements that we enter into as replacements. We would also likely incur expenses in locating alternative parties to provide the services we expect to receive under our Advisory Agreement and our Administration Agreement.
Off-Balance Sheet Arrangements
We may become a party to financial instruments with off-balance sheet risk in the normal course of our business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of March 31, 2025, we had off-balance sheet arrangements with Cliffwater Corporate Lending Fund and CCLF Holdings (D13) LLC under the Cliffwater Facility Agreement, as described below.
Warehousing Transaction
On August 2, 2022, and as amended and restated on May 9, 2024, and further amended on March 24, 2025, the Company entered into the Cliffwater Facility Agreement, with the Financing Provider to acquire portfolio investments from time to time by purchasing all or a portion of certain investments owned and held by the Financing Provider at the Company’s or the Financing Provider’s request pursuant to the terms and provisions of the Cliffwater Facility Agreement. The Cliffwater Facility Agreement creates a forward obligation of the Financing Provider to sell, and a forward obligation of the Company or its designee to purchase, all or a portion of certain investments owned and held by the Financing Provider at the Company’s or the Financing Provider’s request pursuant to the terms and conditions of the Cliffwater Facility Agreement. Prior to the date on which (i) an insolvency proceeding is commenced by the Company or (ii) an insolvency proceeding is commenced against the Company and is not dismissed or stayed within 60 days, the Company’s obligation to purchase such investments is conditional upon satisfying certain conditions, including that the Company has met the Capital Condition.
Subject to satisfaction of the Capital Condition, the Cliffwater Facility Agreement provides that, on or prior to March 29, 2026, or the Scheduled Facility End Date, the Financing Provider can require the Company to purchase from the Financing Provider such investments entered into in connection with the Cliffwater Facility Agreement (x) with respect to such investment initially acquired by the Financing Provider prior to the date that the Company has raised investor subscriptions that are callable, have been called or received in an aggregate amount of at least $2.0 billion, or the Subscription Threshold Date, in an amount up to 3.0% of the aggregate subscriptions that the Company has raised on or prior to the trade date of any purchase and (y) with respect to such investment initially acquired by the Financing Provider on or after the Subscription Threshold Date, in an amount up to 2.0% of the aggregate subscriptions that the Company has raised on or prior to the trade date of any purchase. Such purchases will be at the prices determined under the Cliffwater Facility Agreement, as discussed further below; provided that, (i) the Company may, on one occasion, extend the Scheduled Facility End Date by three months and (ii) if no notice requiring a purchase or sale, as applicable, of such investments is delivered in accordance with the Cliffwater Facility Agreement by the Scheduled Facility End Date, none of the parties to the Cliffwater Facility Agreement may require the other party to purchase or sell, as applicable, such investments after the Scheduled Facility End Date.
In connection with investments (other than Warehouse Asset Based Finance Investments (as defined below)):
(A) The Financing Provider will receive during the period commencing on the date the Financing Provider acquires an investment and ending on the date immediately preceding the trade date of such investment, or the Holding Period, (i) all principal proceeds, all OID and Fees (as defined in the Cliffwater Facility Agreement) paid on account of any portion of an underlying purchased loan that is repaid or prepaid and not available to be reborrowed and an available unfunded commitment that has been terminated, not funded and is not available to be reborrowed by the underlying obligor and all amendment fees on such investments it holds pursuant to the Cliffwater Facility Agreement, in each case, during the Holding Period, (ii) all cash interest and payment-in-kind interest and all fees (other than one-time fees) that regularly accrue and are payable to all lenders under the underlying documents for such investments on account of such lenders’ loans or commitments outstanding pursuant to such underlying documents, in each case, during the Holding Period and (iii) additional consideration for any such investments transferred to the Purchaser that have paid OID and Fees prior to the trade date during the Holding Period equal to an amount from 0.25% to 1.50% (based on the length of time such asset is held by the Financing

Provider) of the par value or unfunded amount, as applicable, of any such investment as of immediately prior to any transfer of such investment by the Financing Provider to the Company, or the Additional Consideration.
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
In connection with investments, including related unfunded commitments, underwritten primarily on investments backed by large and diversified pools of financial hard and contractual assets, or the Warehouse Asset Based Finance Investments, following fulfillment of the conditions precedent to the Company’s obligations to purchase any Warehouse Asset Based Finance Investments under the Cliffwater Facility Agreement, the Company will purchase such Warehouse Asset Based Finance Investments owned and held by the Financing Provider under the Cliffwater Facility Agreement at a purchase price equal to (i) the funded cost of such Warehouse Asset Based Finance Investments, minus (ii) the amount of any PIK interest accrued during the Holding Period, minus (iii) the amount of any OID upfront fees and other similar fees on account of such Warehouse Asset Based Finance Investments during the Holding Period, minus (iv) an amount equal to 11% per annum (or, after the one year anniversary of the date the Financing Provider acquired the Warehouse Asset Based Finance Investments, 12%) on the aggregate funded investment cost during the Holding Period of such Warehouse Asset Based Finance Investments, minus, (v) the amount of interest, dividends, fees and other amounts (other than proceeds of principal and other amounts paid on account of indemnification and reimbursement expenses) received by the Financing Provider during the Holding Period on account of such Warehouse Asset Based Finance Investments. This purchase price calculation is subject to adjustment in certain circumstances under the Cliffwater Facility Agreement. Except as set forth above, the Company receives all other economics arising before, during and after the Holding Period on such Asset-Based Finance.
In the event the settlement date for any purchase by the Company occurs (i) on or before seven business days after the applicable trade date, or a Delayed Comp Trigger Date, the above amounts received by the Financing Provider will be extended to the Delayed Comp Trigger Date and (ii) after the seventh business day after the applicable trade date (in the event such purchase has not occurred by way of a participation), the amounts received by the Financing Provider will include the amounts set forth in the foregoing clause (i) through the Delayed Comp Trigger Date and will also include an amount equal to daily simple SOFR plus 11.448 basis points for each day that elapses between the Delayed Comp Trigger Date and the applicable settlement date. The Company will receive all other OID and Fees and all termination fees, prepayment premiums, make-whole or similar fees or payments with respect to such investments.
Unless otherwise agreed to by the Company, Cliffwater and CCLF Sub, each investment transaction under the Cliffwater Facility Agreement is expected to be for portfolio investments with a purchase price of at least $1.0 million or, if less, the purchase price of all remaining portfolio investments, including related unfunded commitments, held by the Financing Provider.
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
As of March 31, 2025, the conditions precedent to the Company’s obligation to purchase any additional investments from the Financing Provider had not been met. The Company does not hold any beneficial interest in the warehouse.

During the three months ended March 31, 2025, the Company purchased investments, including unfunded commitments, with a cost of $14,924 from the Financing Provider. As of March 31, 2025, $0 of these purchases are included in payable for investments purchased in the unaudited consolidated statement of assets and liabilities. For the period from April 1, 2025 through May 9, 2025, there were no investments purchased by the Company from the Financing Provider.
As of May 9, 2025, there were three loans with an aggregate commitment par value of $3,809, inclusive of $622 of unfunded commitments, that the Financing Provider purchased and was holding at the Company’s request pursuant to the Cliffwater Facility Agreement.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We are subject to financial market risks, including changes in interest rates. As of March 31, 2025, 88.3% of our portfolio investments (based on fair value) were debt investments paying variable interest rates, 9.1% were debt investments paying fixed interest rates, 1.6% were other income producing investments and the remaining 1.0% consisted of non-income producing investments. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to any variable rate investments we hold and to declines in the value of any fixed rate investments we hold. However, many of our variable rate investments provide for an interest rate floor, which may prevent our interest income from increasing until benchmark interest rates increase beyond a threshold amount. To the extent that a substantial portion of our investments may be in variable rate investments, an increase in interest rates beyond this threshold would make it easier for us to meet or exceed the hurdle rate applicable to the subordinated incentive fee on income, and may result in a substantial increase in our net investment income and to the amount of Incentive Fees payable to the Adviser with respect to our increased pre-incentive fee net investment income. A prolonged reduction in interest rates could reduce our gross investment income and could result in a decrease in our net investment income if such decreases in interest rates are not offset by a corresponding increase in the spread over the specified reference rate that we earn on any portfolio investments, a decrease in our operating expenses or a decrease in the interest rate of our floating interest rate liabilities.
Pursuant to the terms of the Senior Secured Revolving Credit Facility, the K-FIT AB-1 Credit Facility and the K-FIT CO-1 Credit Facility, we borrow at a floating rate based on a benchmark interest rate. To the extent that any present or future credit facilities or other financing arrangements that we enter into are based on a floating interest rate, we will be subject to risks relating to changes in market interest rates. In periods of rising interest rates when we have such debt outstanding, or financing arrangements in effect, our interest expense would increase, which could reduce our net investment income, especially to the extent we hold fixed rate investments.
The following table shows the effect over a twelve-month period of changes in interest rates on our interest income, interest expense and net interest income assuming no changes in the composition of our investment portfolio, including the accrual status of our investments, and our financing arrangements in effect as of March 31, 2025 (dollar amounts are presented in thousands):

Basis Point Change in Interest Rates	Increase (Decrease) in Interest Income(1)	Increase (Decrease) in Interest Expense(2)	Increase (Decrease) in Net Interest Income(1)	Percentage Change in Net Interest Income
Down 250 basis points	$(30,311)	$(10,681)	$(19,630)	(19.2)%
Down 200 basis points	(24,310)	(8,545)	(15,765)	(15.4)%
Down 150 basis points	(18,232)	(6,409)	(11,823)	(11.6)%
Down 100 basis points	(12,155)	(4,272)	(7,883)	(7.7)%
Down 50 basis points	(6,077)	(2,136)	(3,941)	(3.9)%
Up 50 basis points	6,077	2,136	3,941	3.9%
Up 100 basis points	12,155	4,272	7,883	7.7%
Up 150 basis points	18,232	6,409	11,823	11.6%
Up 200 basis points	24,310	8,545	15,765	15.4%
Up 250 basis points	30,387	10,681	19,706	19.3%
_______________
(1)Assumes no defaults or prepayments by portfolio companies over the next twelve months.
(2)Assumes current debt outstanding as of March 31, 2025, and no changes over the next twelve months.
We expect that our long-term investments will be financed primarily with equity and debt. If deemed prudent, we may use interest rate risk management techniques in an effort to minimize our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations. During the three months ended March 31, 2025, we did not engage in interest rate hedging activities.
Foreign Currency Risk
From time to time, we may make investments that are denominated in a foreign currency that are subject to the effects of exchange rate movements between the foreign currency of each such investment and the U.S. dollar, which may affect future fair values and cash flows, as well as amounts translated into U.S. dollars for inclusion in our consolidated financial statements.
The table below presents the effect that a 10% immediate, unfavorable change in the foreign currency exchange rates (i.e. strengthening of the U.S. dollar) would have on the fair value of our investments denominated in foreign currencies as of March 31, 2025, by foreign currency, all other valuation assumptions remaining constant. In addition, the table below presents the par value of our investments denominated in foreign currencies and the notional amount of foreign currency forward contracts in local currency in place as of March 31, 2025 to hedge against foreign currency risks. Dollar amounts are presented in thousands.

	Investments Denominated in Foreign Currencies As of March 31, 2025				Economic Hedging As of March 31, 2025
	Cost in Local Currency	Cost in US$	Fair Value	Reduction in Fair Value as of March 31, 2025 if 10% Adverse Change in Exchange Rate(1)	Net Foreign Currency Hedge Amount in Local Currency	Net Foreign Currency Hedge Amount in US$
British Pound Sterling	£35,853	$46,220	$47,857	$4,786	£2,500	$3,223
Euros	€7,647	8,255	8,738	874	€1,942	2,096
Total		$54,475	$56,595	$5,660		$5,319
_______________
(1)Excludes effect, if any, of any foreign currency hedges.
As illustrated in the table above, we use derivative instruments from time to time, including foreign currency forward contracts, to manage the impact of fluctuations in foreign currency exchange rates. In addition, we have the ability to borrow in foreign currencies under our Senior Secured Revolving Credit Facility, our K-FIT AB-1 Credit Facility and our K-FIT CO-1 Credit Facility, which provide a natural hedge with regard to changes in exchange rates between the foreign currencies and U.S. dollar and reduces our exposure to foreign exchange rate differences. We are typically a net receiver of these foreign currencies as related for our international investment positions, and, as a result, our investments denominated in foreign currencies, to the extent not hedged, benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar.
As of March 31, 2025, the net contractual amount of our foreign currency forward contracts totaled $5,319, all of which related to hedging of our foreign currency denominated debt investments. As of March 31, 2025, we had outstanding borrowings denominated in foreign currencies of €9,250 and £43,250 under our Senior Secured Revolving Credit Facility.
Item 4.    Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2025.
Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that we would meet our disclosure obligations.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the three-month period ended March 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A.    Risk Factors.
In addition to the other information set forth in this Quarterly Report on Form 10-Q, shareholders should carefully consider the risk factors that appeared under Item 1A. “Risk Factors” in our most recent Annual Report on Form 10-K. There are no material changes from the risk factors included within our most recent Annual Report on Form 10-K and Quarterly Reports on Form 10-Q.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
Sales of Unregistered Equity Securities
We have entered into Subscription Agreements with investors and expect to enter into additional Subscription Agreements with additional investors in connection with the Private Offering, pursuant to which we have issued and sold, and expect to continue to issue and sell, Class I shares in reliance on the exemptions from the registration requirements of the Securities Act provided by Section 4(a)(2) of the Securities Act, Rule 506 of Regulation D thereunder and/or Regulation S under the Securities Act. We relied, in part, upon representations from each participating investor in the relevant Subscription Agreement that such investor is an “accredited investor” as defined in Regulation D under the Securities Act.
Except as previously reported in our current reports on Form 8-K, we did not sell any equity securities during the three months ended March 31, 2025 that were not registered under the Securities Act.
Issuer Purchases of Equity Securities
Discretionary Share Repurchase Program
Beginning with the quarter ended September 30, 2024, we commenced a discretionary share repurchase program in which we intend to offer to repurchase, in each quarter, up to 5% of our Common Shares outstanding (either by number of shares or aggregate NAV) as of the close of the previous calendar quarter. The Board may amend or suspend the share repurchase program if in its reasonable judgment it deems such action to be in our best interest and the best interest of our shareholders. As a result, share repurchases may not be available each quarter, such as when a repurchase offer would place an undue burden on our liquidity, adversely affect our operations or risk having an adverse impact on the Company that would outweigh the benefit of the repurchase offer. We intend to conduct such repurchase offers in accordance with the requirements of Rule 13e-4 promulgated under the Exchange Act and the 1940 Act.
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
The following table sets forth information regarding repurchases of shares of our Common Shares effectuated under our discretionary share repurchase program during the three months ended March 31, 2025:

Repurchase Date	Offer Date	Tender Offer Expiration	Purchase Price per Share	Common Shares Repurchased	Aggregate Dollar Amount of Common Shares Accepted for Repurchase (in thousands)
January 2, 2025	December 2, 2024	December 30, 2024	—	—	—
On March 3, 2025, we commenced a tender offer, or the March 2025 Tender Offer, pursuant to which we offered to repurchase up to 1,402,588 Common Shares tendered prior to 11:59 p.m., E.T. on March 28, 2025, or the March 2025 Tender Offer Expiration Date. There were 18,836 Common Shares validly tendered by shareholders prior to the March 2025 Tender Offer Expiration Date.
See Note 3 to our unaudited consolidated financial statements included herein for more information regarding our discretionary share repurchase program.
Item 3.    Defaults upon Senior Securities.
Not applicable.
Item 4.    Mine Safety Disclosures.
Not applicable.
Item  5.    Other Information.
Rule 10b5-1 Trading Plans
During the fiscal quarter ended March 31, 2025, none of our trustees or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized on May 14, 2025.

KKR FS Income Trust

By:	/s/ Michael C. Forman
Michael C. Forman Chief Executive Officer (Principal Executive Officer)

By:	/s/ Steven Lilly
Steven Lilly Chief Financial Officer (Principal Financial Officer)

By:	/s/ William Goebel
William Goebel Chief Accounting Officer