Form 10-Q
period 2025-06-30
KKR FS Income Trust
filed 2025-08-13
CIK 1930679

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________________
FORM 10-Q
_________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2025

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
The number of shares of the registrant’s common shares of beneficial interest, par value $0.01 per share, outstanding as of July 31, 2025 was 40,775,631 of Class I shares.

PART I—FINANCIAL INFORMATION
Item 1.    Financial Statements.
KKR FS Income Trust
Consolidated Statements of Assets and Liabilities
(in thousands, except share and per share amounts)

	June 30, 2025 (Unaudited)	December 31, 2024
Assets
Investments, at fair value
Non-controlled/unaffiliated investments (amortized cost—$1,561,162 and $1,027,138, respectively)	$1,582,359	$1,037,289
Non-controlled/affiliated investments (amortized cost—$8,345 and $8,095, respectively)	8,765	8,841
Controlled/affiliated investments (amortized cost—$17,378 and $17,630, respectively)	17,829	17,943
Total investments, at fair value (amortized cost—$1,586,885 and $1,052,863, respectively)	1,608,953	1,064,073
Cash	49,027	19,277
Foreign currency (cost—$656 and $424, respectively)	657	416
Receivable for investments sold and repaid	5,909	216
Income receivable	13,930	10,401
Unrealized appreciation on foreign currency forward contracts	—	200
Deferred financing costs	5,666	3,659
Prepaid expenses and other assets	6,249	254
Total assets	$1,690,391	$1,098,496

Liabilities
Payable for investments purchased	$24,891	$23,746
Debt(1)	507,584	229,355
Unrealized depreciation on foreign currency forward contracts	304	—
Shareholders’ distributions payable	9,577	9,818
Organizational and offering costs payable	440	103
Accrued capital gains incentive fee(2)	1,965	1,467
Administrative services expense payable	872	365
Accrued accounting and administrative fees	148	83
Interest payable	5,351	3,150
Other accrued expenses and liabilities	1,516	1,167
Total liabilities	552,648	269,254
Commitments and contingencies(3)

Shareholders’ equity
Common Shares, $0.01 par value, unlimited shares authorized, 38,328,674 and 28,051,771 Class I shares issued and outstanding, respectively	383	281
Capital in excess of par value	1,120,348	815,969
Retained earnings (accumulated deficit)	17,012	12,992
Total shareholders’ equity	1,137,743	829,242
Total liabilities and shareholders’ equity	$1,690,391	$1,098,496
Net asset value per share of common shares at period end	$29.68	$29.56
_______________
(1)See Note 9 for a discussion of the Company’s financing arrangements.
(2)See Note 2 for a discussion of the methodology employed by the Company in calculating the capital gains incentive fees.
(3)See Note 10 for a discussion of the Company’s commitments and contingencies.
See notes to unaudited consolidated financial statements.

KKR FS Income Trust
Unaudited Consolidated Statements of Operations
(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Investment income
From non-controlled/unaffiliated investments:
Interest income	$36,098	$13,682	$63,840	$22,449
Paid-in-kind interest income	812	378	2,351	528
Fee income	1,213	635	2,969	2,559
Dividend and other income	495	483	1,118	1,052
From non-controlled/affiliated investments:
Interest income	—	54	—	64
Paid-in-kind interest income	111	—	204	—
Dividend and other income	320	—	320	—
From controlled/affiliated investments:
Interest income	383	—	735	—
Fee income	—	—	23	—
Dividend and other income	95	28	439	28
Total investment income	39,527	15,260	71,999	26,680

Operating expenses
Management fees	3,347	1,039	6,155	1,832
Subordinated income incentive fees(1)	3,680	1,174	6,875	2,216
Capital gains incentive fees(1)	(18)	458	498	724
Interest expense(2)	8,115	3,372	13,755	5,368
Administrative services expense	546	380	1,138	816
Accounting and administrative fees	154	80	258	114
Organizational and offering costs	440	807	440	1,265
Insurance expense	39	46	66	91
Audit expense	186	136	330	289
Other general and administrative expenses	607	388	1,010	539
Total operating expenses	17,096	7,880	30,525	13,254
Management and incentive fee waivers	(7,027)	(2,213)	(13,030)	(4,048)
Recoupment of previously waived expenses(3)	—	—	—	436
Net expenses	10,069	5,667	17,495	9,642
Net investment income	29,458	9,593	54,504	17,038

Realized and unrealized gain/loss
Net realized gain (loss) on investments:
Non-controlled/unaffiliated investments	(223)	(9)	(254)	56
Net realized gain (loss) on foreign currency forward contracts	(88)	—	(88)	—
Net realized gain (loss) on foreign currency	(41)	6	(86)	51
Net change in unrealized appreciation (depreciation) on investments:
Non-controlled/unaffiliated investments	5,204	3,631	11,046	5,467
Non-controlled/affiliated investments	(453)	(13)	(326)	(13)
Controlled/affiliated investments	114	45	138	70
Net change in unrealized appreciation (depreciation) on foreign currency forward contracts	(356)	(6)	(504)	(6)
Net change in unrealized gain (loss) on foreign currency	(4,305)	12	(5,942)	169
Total net realized and unrealized gain (loss)	(148)	3,666	3,984	5,794
Net increase (decrease) in net assets resulting from operations	$29,310	$13,259	$58,488	$22,832

See notes to unaudited consolidated financial statements.

KKR FS Income Trust
Unaudited Consolidated Statements of Operations (continued)
(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Per share information—basic and diluted
Net increase (decrease) in net assets resulting from operations (Earnings (Losses) per Share)	$0.79	$1.12	$1.72	$2.20
Weighted average shares outstanding	36,969,324	11,782,694	34,043,068	10,383,252
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

KKR FS Income Trust
Unaudited Consolidated Statements of Changes in Net Assets
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operations
Net investment income (loss)	$29,458	$9,593	$54,504	$17,038
Net realized gain (loss) on investments, foreign currency forward contracts and foreign currency	(352)	(3)	(428)	107
Net change in unrealized appreciation (depreciation) on investments and foreign currency forward contracts	4,509	3,657	10,354	5,518
Net change in unrealized gain (loss) on foreign currency	(4,305)	12	(5,942)	169
Net increase (decrease) in net assets resulting from operations	29,310	13,259	58,488	22,832

Shareholder distributions
Distributions to common shareholders	(27,745)	(10,231)	(54,468)	(16,798)
Distributions to preferred shareholders	—	(16)	—	(31)
Net decrease in net assets resulting from shareholder distributions	(27,745)	(10,247)	(54,468)	(16,829)

Capital transactions(1)
Issuance of capital	145,281	94,504	294,997	140,304
Reinvestment of shareholder distributions	5,761	203	10,031	203
Repurchases of common shares	(547)	—	(547)	—
Net increase (decrease) in net assets resulting from capital share transactions	150,495	94,707	304,481	140,507
Total increase (decrease) in net assets	152,060	97,719	308,501	146,510
Net assets at beginning of period	985,683	292,685	829,242	243,894
Net assets at end of period	$1,137,743	$390,404	$1,137,743	$390,404
_______________
(1)See Note 3 for a discussion of the Company’s capital share transactions.
See notes to unaudited consolidated financial statements.

KKR FS Income Trust
Unaudited Consolidated Statements of Cash Flows
(in thousands)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$58,488	$22,832
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of investments	(680,789)	(394,469)
Paid-in-kind interest	(2,555)	(528)
Proceeds from sales and repayments of investments	150,840	46,997
Net realized (gain) loss on investments	254	(56)
Net change in unrealized (appreciation) depreciation on investments	(10,858)	(5,524)
Net change in unrealized (appreciation) depreciation on foreign currency forward contracts	504	6
Accretion of discount	(1,987)	(336)
Amortization of deferred financing costs	755	474
Unrealized (gain)/loss on borrowings in foreign currency	5,990	(211)
(Increase) decrease in receivable for investments sold and repaid	(5,693)	(6,899)
(Increase) decrease in income receivable	(3,314)	(3,436)
(Increase) decrease in expense support receivable	—	436
(Increase) decrease in prepaid expenses and other assets	(5,995)	(140)
Increase (decrease) in payable for investments purchased	1,145	83,705
Increase (decrease) in organizational and offering costs payable	337	732
Increase (decrease) in accrued capital gains incentive fee	498	725
Increase (decrease) in administrative services expense payable	507	347
Increase (decrease) in accrued accounting and administrative fees	65	10
Increase (decrease) in interest payable	2,201	1,490
Increase (decrease) in other accrued expenses and liabilities	349	(87)
Net cash provided by (used in) operating activities	(489,258)	(253,932)
Cash flows from financing activities
Issuance of common shares	294,997	140,304
Repurchases of common shares	(547)	—
Distributions to common shareholders	(44,678)	(13,986)
Distributions to preferred shareholders	—	(31)
Borrowings under financing arrangements	486,859	215,752
Repayments under financing arrangements	(214,620)	(140,740)
Deferred financing costs paid	(2,762)	(431)
Net cash provided by (used in) financing activities	519,249	200,868
Total increase (decrease) in cash	29,991	(53,064)
Cash and foreign currency at beginning of period	19,693	78,991
Cash and foreign currency at end of period	$49,684	$25,927
Supplemental disclosure
Reinvestment of shareholder distributions	$10,031	$203
Federal and income taxes paid during the period	$97	—
Interest paid during the period	$10,799	$3,404
See notes to unaudited consolidated financial statements.

KKR FS Income Trust
Unaudited Consolidated Schedule of Investments
As of June 30, 2025
(in thousands, expect share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)					Floor(b)	Maturity	Principal Amount(c)/Shares	Amortized Cost	Fair Value(d)
Senior Secured Loans—First Lien—112.3%
Advanced Dermatology & Cosmetic Surgery	(f)	Health Care Equipment & Services	SF	+	6.3%			1.0%	05/27	$821	$821	$821
Affordable Care Inc	(f)	Health Care Equipment & Services	SF	+	6.0%	(3.3% PIK	/ 3.3% PIK)	0.8%	08/28	1,685	1,685	1,650
Amerivet Partners Management Inc	(f)	Health Care Equipment & Services	SF	+	5.5%			0.8%	02/28	3,283	3,283	3,266
Apex Service Partners LLC	(f)	Commercial & Professional Services	SF	+	5.0%			1.0%	10/30	2,567	2,554	2,593
Apex Service Partners LLC	(f)(g)(h)	Commercial & Professional Services	SF	+	5.0%			1.0%	10/30	55,032	54,405	55,582
Apex Service Partners LLC	(i)	Commercial & Professional Services	SF	+	5.0%			1.0%	10/29	3,751	3,722	3,751
Arcfield Acquisition Corp	(f)(g)	Capital Goods	SF	+	5.0%			0.5%	10/31	12,157	12,157	12,067
Arcfield Acquisition Corp	(i)	Capital Goods	SF	+	5.0%			0.5%	10/31	1,375	1,375	1,365
Arcwood Environmental (fka Heritage Environmental Services Inc)	(g)(h)	Commercial & Professional Services	SF	+	5.5%			0.8%	01/31	19,803	19,677	20,001
Arcwood Environmental (fka Heritage Environmental Services Inc)	(f)	Commercial & Professional Services	SF	+	5.0%			0.8%	01/31	519	519	519
Arcwood Environmental (fka Heritage Environmental Services Inc)	(i)	Commercial & Professional Services	SF	+	5.5%			0.8%	01/30	2,797	2,797	2,797
Arcwood Environmental (fka Heritage Environmental Services Inc)	(i)	Commercial & Professional Services	SF	+	5.0%			0.8%	01/31	276	276	276
Area Wide Protective Inc	(f)(g)	Commercial & Professional Services	SF	+	4.8%			1.0%	12/30	5,316	5,280	5,316
Area Wide Protective Inc	(i)	Commercial & Professional Services	SF	+	4.8%			1.0%	12/30	2,769	2,769	2,769
Avetta LLC	(h)	Software & Services	SF	+	4.3%	(0.0% PIK	/ 2.6% PIK)	0.5%	07/31	6,557	6,499	6,623
Avetta LLC	(i)	Software & Services	SF	+	4.5%			0.5%	07/30	1,146	1,146	1,146
Avetta LLC	(i)	Software & Services	SF	+	4.3%	(0.0% PIK	/ 2.6% PIK)	0.5%	07/31	1,605	1,605	1,621
BCA Marketplace Ltd	(f)(k)	Commercial & Professional Services	SA	+	6.3%	(0.0% PIK	/ 2.5% PIK)	0.0%	03/31	£9,211	11,722	12,462
BCA Marketplace Ltd	(f)(k)	Commercial & Professional Services	E	+	6.3%	(0.0% PIK	/ 2.5% PIK)	0.0%	04/31	€3,808	4,059	4,419
BDO USA PA	(f)(g)	Commercial & Professional Services	SF	+	5.0%			2.0%	08/28	$16,757	16,550	16,798
Blackhawk Network Holdings Inc	(e)(f)(j)	Commercial & Professional Services	SF	+	4.0%			1.0%	03/29	5,059	5,031	5,092
Bonterra LLC	(f)(g)(j)	Software & Services	SF	+	5.0%			0.8%	03/32	36,021	35,829	35,841
Bonterra LLC	(f)(j)	Software & Services	SF	+	5.0%			0.8%	03/32	830	826	826
Bonterra LLC	(i)(j)	Software & Services	SF	+	5.0%			0.8%	03/32	3,894	3,890	3,875
Bonterra LLC	(i)(j)	Software & Services	SF	+	5.0%			0.8%	03/32	3,064	3,064	3,049
Cadence Education LLC	(h)	Consumer Services	SF	+	5.0%			0.8%	05/31	9,136	9,096	9,182
Cadence Education LLC	(f)	Consumer Services	SF	+	5.0%			0.8%	05/31	953	950	958
Cadence Education LLC	(i)	Consumer Services	SF	+	5.0%			0.8%	05/30	1,414	1,412	1,414
Cadence Education LLC	(i)	Consumer Services	SF	+	5.0%			0.8%	05/31	1,440	1,440	1,447
Cambrex Corp	(f)	Pharmaceuticals, Biotechnology & Life Sciences	SF	+	4.8%			0.8%	03/32	14,471	14,402	14,427
Cambrex Corp	(i)	Pharmaceuticals, Biotechnology & Life Sciences	SF	+	4.8%			0.8%	03/32	1,890	1,890	1,884
See notes to unaudited consolidated financial statements.

KKR FS Income Trust
Unaudited Consolidated Schedule of Investments (continued)
As of June 30, 2025
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)					Floor(b)	Maturity	Principal Amount(c)/Shares	Amortized Cost	Fair Value(d)
Cambrex Corp	(i)	Pharmaceuticals, Biotechnology & Life Sciences	SF	+	4.8%			0.8%	03/32	$2,160	$2,160	$2,153
Camping World Good Sam	(e)(f)(j)	Consumer Durables & Apparel	SF	+	2.5%			0.8%	06/28	11,340	10,831	11,114
Carrier Fire Protection	(f)	Commercial & Professional Services	SF	+	4.8%			0.5%	07/30	262	255	262
Carrier Fire Protection	(f)(h)	Commercial & Professional Services	SF	+	4.8%	(0.0% PIK	/ 3.0% PIK)	0.5%	07/31	8,173	8,097	8,254
Carrier Fire Protection	(f)	Commercial & Professional Services	E	+	4.8%	(0.0% PIK	/ 3.0% PIK)	0.5%	07/31	€1,924	2,082	2,288
Carrier Fire Protection	(f)	Commercial & Professional Services	E	+	5.0%			0.5%	07/31	114	128	134
Carrier Fire Protection	(i)	Commercial & Professional Services	SF	+	4.8%			0.5%	07/30	$1,530	1,530	1,530
Carrier Fire Protection	(i)	Commercial & Professional Services	SF	+	4.8%	(0.0% PIK	/ 3.0% PIK)	0.5%	07/31	1,656	1,656	1,673
Carrier Fire Protection	(i)	Commercial & Professional Services	E	+	5.0%			0.5%	07/31	€144	152	152
Circana Group (f.k.a. NPD Group)	(f)	Consumer Services	SF	+	4.5%			0.8%	12/29	$9,812	9,812	9,910
Circana Group (f.k.a. NPD Group)	(i)	Consumer Services	SF	+	4.5%			0.8%	12/28	718	718	718
Clarience Technologies LLC	(g)(h)	Capital Goods	SF	+	5.8%	(0.0% PIK	/ 3.1% PIK)	0.8%	02/32	31,228	31,228	31,228
Clarience Technologies LLC	(i)	Capital Goods	SF	+	5.8%	(0.0% PIK	/ 3.1% PIK)	0.8%	02/32	9,439	9,439	9,439
Clarience Technologies LLC	(i)	Capital Goods	SF	+	5.8%			0.8%	02/31	3,129	3,129	3,129
Clarience Technologies LLC	(i)	Capital Goods	SF	+	5.8%			0.8%	02/32	1,126	1,126	1,126
CLEAResult Consulting Inc	(f)(g)	Commercial & Professional Services	SF	+	5.0%	(0.0% PIK	/ 2.5% PIK)	0.8%	08/31	12,431	12,318	12,555
CLEAResult Consulting Inc	(i)	Commercial & Professional Services	SF	+	5.0%	(0.0% PIK	/ 2.5% PIK)	0.8%	08/31	3,123	3,108	3,155
CLEAResult Consulting Inc	(i)	Commercial & Professional Services	SF	+	5.0%			0.8%	08/31	2,082	2,064	2,082
Community Brands Inc	(f)	Software & Services	SF	+	5.3%			0.8%	07/31	297	297	299
Community Brands Inc	(f)(g)	Software & Services	SF	+	5.0%			0.8%	07/31	9,785	9,733	9,848
Community Brands Inc	(i)	Software & Services	SF	+	5.0%			0.8%	07/31	932	932	932
Community Brands Inc	(i)	Software & Services	SF	+	5.3%			0.8%	07/31	1,750	1,750	1,761
CPM Holdings Inc	(e)(f)	Capital Goods	SF	+	4.5%			0.5%	09/28	11,451	11,129	11,232
CSafe Global	(f)(g)	Transportation	SF	+	5.8%			0.8%	12/28	2,053	2,048	2,074
CSafe Global	(f)	Transportation	SA	+	5.8%			0.8%	12/28	£3,839	4,849	5,320
CSafe Global	(f)	Transportation	SF	+	5.8%			0.8%	03/29	$2,015	2,017	2,015
CSafe Global	(f)(g)(h)	Transportation	SF	+	5.8%			0.8%	03/30	27,514	27,525	27,788
CSafe Global	(i)	Transportation	SF	+	5.8%			0.8%	03/29	864	864	864
Dental365 LLC	(f)	Health Care Equipment & Services	SF	+	5.3%			0.8%	05/28	133	133	133
Dental365 LLC	(g)	Health Care Equipment & Services	SF	+	5.3%			0.8%	08/28	9,343	9,343	9,343
Dental365 LLC	(f)	Health Care Equipment & Services	SF	+	5.3%			0.8%	08/28	4,534	4,534	4,534
Dental365 LLC	(i)	Health Care Equipment & Services	SF	+	5.3%			0.8%	05/28	2,083	2,083	2,083
Dental365 LLC	(i)	Health Care Equipment & Services	SF	+	5.3%			0.8%	08/28	1,450	1,450	1,450
DOXA Insurance Holdings LLC	(f)	Insurance	SF	+	5.3%			0.8%	12/29	148	148	148
DOXA Insurance Holdings LLC	(f)(h)	Insurance	SF	+	5.3%			0.8%	12/30	11,029	10,982	11,140
DOXA Insurance Holdings LLC	(i)	Insurance	SF	+	5.3%			0.8%	12/29	1,085	1,085	1,085
See notes to unaudited consolidated financial statements.

KKR FS Income Trust
Unaudited Consolidated Schedule of Investments (continued)
As of June 30, 2025
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)					Floor(b)	Maturity	Principal Amount(c)/Shares	Amortized Cost	Fair Value(d)
DOXA Insurance Holdings LLC	(i)	Insurance	SF	+	5.3%			0.8%	12/30	$51	$51	$52
DOXA Insurance Holdings LLC	(i)	Insurance	SF	+	5.0%			0.8%	12/30	838	838	840
DuBois Chemicals Inc	(f)(g)	Materials	SF	+	4.5%			0.8%	06/31	14,069	14,012	14,209
DuBois Chemicals Inc	(i)	Materials	SF	+	4.5%			0.8%	06/31	2,138	2,138	2,138
DuBois Chemicals Inc	(i)	Materials	SF	+	4.5%			0.8%	06/31	855	855	864
Eagle Railcar Services Roscoe Inc	(h)	Transportation	SF	+	4.5%			0.5%	06/32	9,638	9,614	9,614
Eagle Railcar Services Roscoe Inc	(i)	Transportation	SF	+	4.5%			0.5%	06/32	2,008	2,008	2,003
Eagle Railcar Services Roscoe Inc	(i)	Transportation	SF	+	4.5%			0.5%	06/32	1,807	1,807	1,807
Excelitas Technologies Corp	(f)	Technology Hardware & Equipment	SF	+	5.3%			0.8%	08/29	264	266	264
Follett Software Co	(f)	Software & Services	SF	+	4.5%			0.5%	08/30	264	264	264
Follett Software Co	(h)	Software & Services	SF	+	4.5%			0.5%	08/31	9,934	9,934	9,931
Follett Software Co	(i)	Software & Services	SF	+	4.5%			0.5%	08/30	661	661	661
Frontline Road Safety LLC	(f)(g)	Capital Goods	SF	+	5.0%	(2.3% PIK	/ 2.3% PIK)	0.0%	03/32	33,198	33,039	33,100
Frontline Road Safety LLC	(f)	Capital Goods	SF	+	4.8%			0.0%	03/32	908	908	905
Frontline Road Safety LLC	(i)	Capital Goods	SF	+	5.0%	(2.3% PIK	/ 2.3% PIK)	0.0%	03/32	7,072	7,072	7,051
Frontline Road Safety LLC	(i)	Capital Goods	SF	+	4.8%			0.0%	03/32	3,243	3,243	3,233
Galway Partners Holdings LLC	(f)	Insurance	SF	+	4.5%			0.8%	09/28	288	288	288
Galway Partners Holdings LLC	(h)	Insurance	SF	+	4.5%	(0.0% PIK	/ 1.0% PIK)	0.8%	09/28	8,042	8,042	8,042
Galway Partners Holdings LLC	(i)	Insurance	SF	+	4.5%			0.8%	09/28	630	630	630
Gigamon Inc	(f)	Software & Services	SF	+	5.8%			0.8%	03/29	820	820	763
Granicus Inc	(f)	Software & Services	SF	+	5.8%	(2.3% PIK	/ 2.3% PIK)	0.8%	01/31	329	327	332
Granicus Inc	(f)	Software & Services	SF	+	5.3%			0.8%	01/31	6	6	6
Granicus Inc	(f)	Software & Services	SF	+	5.3%	(2.3% PIK	/ 2.3% PIK)	0.8%	01/31	3,538	3,538	3,574
Granicus Inc	(i)	Software & Services	SF	+	5.3%			0.8%	01/31	39	39	39
Granicus Inc	(i)	Software & Services	SF	+	5.3%	(2.3% PIK	/ 2.3% PIK)	0.8%	01/31	1,339	1,339	1,352
Hexion International Cooperatief UA	(e)(f)	Materials	SF	+	4.0%			0.5%	03/29	4,466	4,341	4,462
Highgate Hotels Inc	(g)	Consumer Services	SF	+	5.5%			1.0%	11/29	12,545	12,412	12,671
Highgate Hotels Inc	(f)	Consumer Services	SF	+	5.5%			1.0%	11/29	478	466	478
Highgate Hotels Inc	(i)	Consumer Services	SF	+	5.5%			1.0%	11/29	1,114	1,114	1,114
Homrich & Berg Inc	(f)	Financial Services	SF	+	4.5%			0.8%	08/31	613	613	613
Homrich & Berg Inc	(g)	Financial Services	SF	+	4.8%			0.8%	11/31	7,842	7,824	7,842
Homrich & Berg Inc	(h)	Financial Services	SF	+	4.5%			0.8%	11/31	9,410	9,410	9,410
Homrich & Berg Inc	(i)	Financial Services	SF	+	4.5%			0.8%	08/31	1,274	1,274	1,274
Horizon CTS Buyer LLC	(h)	Capital Goods	SF	+	4.5%	(0.0% PIK	/ 2.3% PIK)	0.8%	03/32	12,201	12,143	12,188
Horizon CTS Buyer LLC	(f)	Capital Goods	SF	+	4.5%			0.8%	03/32	230	230	230
Horizon CTS Buyer LLC	(i)	Capital Goods	SF	+	4.5%	(0.0% PIK	/ 2.3% PIK)	0.8%	03/32	2,302	2,302	2,300
Horizon CTS Buyer LLC	(i)	Capital Goods	SF	+	4.5%			0.8%	03/32	2,647	2,647	2,644
See notes to unaudited consolidated financial statements.

KKR FS Income Trust
Unaudited Consolidated Schedule of Investments (continued)
As of June 30, 2025
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)					Floor(b)	Maturity	Principal Amount(c)/Shares	Amortized Cost	Fair Value(d)
Individual FoodService	(f)(g)(h)	Capital Goods	SF	+	5.0%			1.0%	10/29	$22,346	$22,015	$22,362
Individual FoodService	(i)	Capital Goods	SF	+	5.0%			1.0%	10/29	439	439	439
Inhabit IQ	(g)	Software & Services	SF	+	4.5%	(0.0% PIK	/ 2.3% PIK)	0.8%	01/32	4,292	4,282	4,292
Inhabit IQ	(i)	Software & Services	SF	+	4.5%	(0.0% PIK	/ 2.3% PIK)	0.8%	01/32	1,192	1,192	1,192
Inhabit IQ	(i)	Software & Services	SF	+	4.5%			0.8%	01/32	745	745	745
Insightsoftware.Com Inc	(f)	Software & Services	SF	+	5.3%			0.8%	05/28	469	469	469
Insightsoftware.Com Inc	(f)	Software & Services	SF	+	5.3%			1.0%	05/28	66	66	66
Insightsoftware.Com Inc	(f)	Software & Services	SF	+	5.3%			1.0%	05/28	7,132	7,132	7,132
Insightsoftware.Com Inc	(i)	Software & Services	SF	+	5.3%			0.8%	05/28	4,805	4,805	4,805
Insightsoftware.Com Inc	(i)	Software & Services	SF	+	5.3%			1.0%	05/28	823	823	823
Integrated Power Services LLC	(f)(g)	Commercial & Professional Services	SF	+	4.5%			0.8%	11/28	15,317	15,317	15,317
Integrity Marketing Group LLC	(f)(g)(h)	Insurance	SF	+	5.0%			0.8%	08/28	42,084	41,962	42,084
Integrity Marketing Group LLC	(i)	Insurance	SF	+	5.0%			0.8%	08/28	6,058	6,056	6,058
Integrity Marketing Group LLC	(i)	Insurance	SF	+	5.0%			0.8%	08/28	9,443	9,481	9,443
J S Held LLC	(f)	Insurance	SF	+	5.5%			1.0%	06/28	254	254	254
J S Held LLC	(f)(g)(h)	Insurance	SF	+	5.5%			1.0%	06/28	27,423	27,423	27,423
J S Held LLC	(f)	Insurance	SF	+	5.5%			1.0%	06/28	1,433	1,433	1,444
J S Held LLC	(i)	Insurance	SF	+	5.5%			1.0%	06/28	1,334	1,334	1,334
J S Held LLC	(i)	Insurance	SF	+	5.5%			1.0%	06/28	3,160	3,160	3,185
Kodiak BP LLC	(e)(f)(j)	Capital Goods	SF	+	3.8%			0.0%	12/31	72	69	69
Kroll (fka Duff & Phelps)	(e)(f)(j)	Commercial & Professional Services	SF	+	3.8%			1.0%	04/27	10,219	9,711	9,954
Lazer Logistics Inc	(f)	Transportation	SF	+	5.0%			0.8%	05/29	560	547	560
Lazer Logistics Inc	(f)(g)	Transportation	SF	+	5.0%			0.8%	05/30	13,696	13,560	13,833
Lazer Logistics Inc	(i)	Transportation	SF	+	5.0%			0.8%	05/29	684	684	684
Legends Hospitality LLC	(f)	Consumer Services	SF	+	5.0%	(0.0% PIK	/ 2.5% PIK)	0.8%	08/30	804	804	804
Legends Hospitality LLC	(g)(h)	Consumer Services	SF	+	5.5%	(2.8% PIK	/ 2.8% PIK)	0.8%	08/31	17,359	17,182	17,359
Legends Hospitality LLC	(i)	Consumer Services	SF	+	5.0%	(0.0% PIK	/ 2.5% PIK)	0.8%	08/30	1,206	1,206	1,206
Legends Hospitality LLC	(i)	Consumer Services	SF	+	5.5%	(2.8% PIK	/ 2.8% PIK)	0.8%	08/31	1,005	1,005	1,005
Level 3 Financing Inc	(e)(f)(j)(k)	Telecommunication Services	SF	+	4.3%			0.5%	03/32	11,393	11,430	11,533
Lipari Foods LLC	(f)(g)	Consumer Staples Distribution & Retail	SF	+	6.5%			1.0%	10/28	16,569	16,410	15,963
Magna Legal Services LLC	(f)	Commercial & Professional Services	SF	+	5.0%			0.8%	11/29	5,036	5,005	5,061
Magna Legal Services LLC	(g)	Commercial & Professional Services	SF	+	5.0%			0.8%	11/29	7,219	7,108	7,255
Magna Legal Services LLC	(i)	Commercial & Professional Services	SF	+	5.0%			0.8%	11/28	861	850	861
Magna Legal Services LLC	(i)	Commercial & Professional Services	SF	+	5.0%			0.8%	11/29	568	568	571
MAI Capital Management LLC	(f)(h)	Financial Services	SF	+	4.8%	(0.0% PIK	/ 2.4% PIK)	0.8%	08/31	10,980	10,914	10,980
MAI Capital Management LLC	(f)	Financial Services	SF	+	4.8%			0.8%	08/31	528	528	528
See notes to unaudited consolidated financial statements.

KKR FS Income Trust
Unaudited Consolidated Schedule of Investments (continued)
As of June 30, 2025
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)					Floor(b)	Maturity	Principal Amount(c)/Shares	Amortized Cost	Fair Value(d)
MAI Capital Management LLC	(i)	Financial Services	SF	+	4.8%	(0.0% PIK	/ 2.4% PIK)	0.8%	08/31	$3,164	$3,164	$3,164
MAI Capital Management LLC	(i)	Financial Services	SF	+	4.8%			0.8%	08/31	1,959	1,959	1,959
MAI Capital Management LLC	(i)	Financial Services	SF	+	4.8%			0.8%	08/31	6,225	6,225	6,225
MB2 Dental Solutions LLC	(f)(g)	Health Care Equipment & Services	SF	+	5.5%			0.8%	02/31	22,999	22,754	23,272
MB2 Dental Solutions LLC	(i)	Health Care Equipment & Services	SF	+	5.5%			0.8%	02/31	4,092	4,092	4,140
MB2 Dental Solutions LLC	(i)	Health Care Equipment & Services	SF	+	5.5%			0.8%	02/31	1,901	1,882	1,901
Mercer Advisors Inc	(f)(g)	Financial Services	SF	+	4.8%			0.8%	10/30	11,784	11,784	11,901
Mercer Advisors Inc	(i)	Financial Services	SF	+	4.8%			0.8%	10/30	5,140	5,140	5,191
Milano Acquisition Corp	(e)(f)	Health Care Equipment & Services	SF	+	4.0%			0.8%	10/27	12,089	11,246	11,675
Model N Inc	(f)(g)	Software & Services	SF	+	4.8%	(0.0% PIK	/ 3.0% PIK)	0.8%	06/31	12,957	12,909	12,990
Model N Inc	(i)	Software & Services	SF	+	4.8%	(0.0% PIK	/ 3.0% PIK)	0.8%	06/31	2,664	2,664	2,671
Model N Inc	(i)	Software & Services	SF	+	4.8%			0.8%	06/31	1,421	1,421	1,421
Netsmart Technologies Inc	(f)(h)	Health Care Equipment & Services	SF	+	5.2%	(2.7% PIK	/ 2.7% PIK)	0.8%	08/31	32,570	32,427	32,895
Netsmart Technologies Inc	(i)	Health Care Equipment & Services	SF	+	5.2%	(2.7% PIK	/ 2.7% PIK)	0.8%	08/31	4,258	4,236	4,300
Netsmart Technologies Inc	(i)	Health Care Equipment & Services	SF	+	4.8%			0.8%	08/31	4,343	4,343	4,343
OEConnection LLC	(f)(g)	Software & Services	SF	+	5.3%	(0.0% PIK	/ 1.3% PIK)	0.8%	04/31	17,164	17,080	17,336
OEConnection LLC	(i)	Software & Services	SF	+	5.3%	(0.0% PIK	/ 1.3% PIK)	0.8%	04/31	1,602	1,597	1,602
OEConnection LLC	(i)	Software & Services	SF	+	5.3%	(0.0% PIK	/ 1.3% PIK)	0.8%	04/31	1,376	1,376	1,390
PCI Pharma Services	(f)(k)	Health Care Equipment & Services	SF	+	4.8%			0.8%	01/32	12,256	12,227	12,231
PCI Pharma Services	(i)(k)	Health Care Equipment & Services	SF	+	4.8%			0.8%	01/32	6,510	6,510	6,497
PCI Pharma Services	(i)(k)	Health Care Equipment & Services	SF	+	4.8%			0.8%	01/32	1,235	1,235	1,232
Personify Health Inc	(g)(k)	Software & Services	SF	+	6.3%	(3.0% PIK	/ 3.0% PIK)	0.8%	11/29	13,271	13,222	13,006
Precisely Software Inc	(e)(f)	Software & Services	SF	+	4.0%			0.8%	04/28	8,765	8,311	8,344
PSC Group	(f)	Transportation	SF	+	5.3%			0.8%	04/30	168	168	168
PSC Group	(f)	Transportation	SF	+	5.3%			0.8%	04/31	2,879	2,860	2,908
PSC Group	(i)	Transportation	SF	+	5.3%			0.8%	04/30	239	239	239
PSC Group	(i)	Transportation	SF	+	5.3%			0.8%	04/31	305	305	308
PSKW LLC (dba ConnectiveRx)	(f)(g)(h)	Health Care Equipment & Services	SF	+	5.5%			1.0%	03/28	28,121	28,121	28,121
Radwell International LLC	(f)	Capital Goods	SF	+	5.5%			0.8%	04/29	544	515	544
Radwell International LLC	(f)(g)(h)	Capital Goods	SF	+	5.5%			0.8%	04/29	28,677	28,373	28,747
Radwell International LLC	(i)	Capital Goods	SF	+	5.5%			0.8%	04/29	1,270	1,270	1,270
Radwell International LLC	(i)	Capital Goods	SF	+	5.5%			0.8%	04/29	9,049	9,049	9,071
Resa Power LLC	(f)(h)	Commercial & Professional Services	SF	+	4.8%	(0.0% PIK	/ 2.5% PIK)	0.8%	04/32	14,208	14,157	14,169
Resa Power LLC	(i)	Commercial & Professional Services	SF	+	4.8%	(0.0% PIK	/ 2.5% PIK)	0.8%	04/32	3,984	3,984	3,973
Resa Power LLC	(i)	Commercial & Professional Services	SF	+	4.8%			0.8%	04/32	1,975	1,975	1,970
Revere Superior Holdings Inc	(g)	Software & Services	SF	+	5.0%			1.0%	10/29	348	348	347
Revere Superior Holdings Inc	(f)(g)	Software & Services	SF	+	5.0%			1.0%	10/29	4,024	4,024	4,012
See notes to unaudited consolidated financial statements.

KKR FS Income Trust
Unaudited Consolidated Schedule of Investments (continued)
As of June 30, 2025
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)					Floor(b)	Maturity	Principal Amount(c)/Shares	Amortized Cost	Fair Value(d)
Revere Superior Holdings Inc	(i)	Software & Services	SF	+	5.0%			1.0%	10/29	$477	$477	$476
Revere Superior Holdings Inc	(i)	Software & Services	SF	+	5.0%			1.0%	10/29	535	535	533
Rialto Capital Management LLC	(h)	Financial Services	SF	+	5.0%			0.8%	12/30	10,025	9,933	10,125
Rialto Capital Management LLC	(i)	Financial Services	SF	+	5.0%			0.8%	12/30	362	362	362
Rockefeller Capital Management LP	(f)	Financial Services	SF	+	4.8%			0.5%	04/31	5,792	5,764	5,792
Rockefeller Capital Management LP	(i)	Financial Services	SF	+	4.8%			0.5%	04/31	2,244	2,244	2,244
RSC Insurance Brokerage Inc	(f)	Insurance	SF	+	4.8%			0.8%	11/29	392	394	392
RSC Insurance Brokerage Inc	(f)	Insurance	SF	+	4.8%			0.8%	11/29	431	432	431
RxBenefits Inc	(e)(f)(j)	Health Care Equipment & Services	SF	+	4.5%			0.8%	12/27	1,970	1,945	1,968
Service Express Inc	(f)(h)	Commercial & Professional Services	SF	+	4.8%	(0.0% PIK	/ 2.4% PIK)	0.5%	08/31	14,342	14,281	14,429
Service Express Inc	(i)	Commercial & Professional Services	SF	+	4.8%	(0.0% PIK	/ 2.4% PIK)	0.5%	08/31	2,555	2,555	2,570
Service Express Inc	(i)	Commercial & Professional Services	SF	+	4.8%			0.5%	08/31	1,865	1,865	1,865
Shaw Development LLC	(g)(h)	Capital Goods	SF	+	6.0%			0.5%	10/29	17,038	16,858	15,617
Solera LLC	(e)(f)	Software & Services	SF	+	3.8%			0.5%	06/28	10,442	9,969	10,190
Spins LLC	(f)(h)	Software & Services	SF	+	4.8%			1.0%	01/29	11,002	11,002	11,046
Spins LLC	(i)	Software & Services	SF	+	4.8%			1.0%	01/29	1,063	1,063	1,063
Spotless Brands LLC	(f)(g)(h)	Consumer Services	SF	+	5.8%			1.0%	07/28	16,075	15,855	16,236
Spotless Brands LLC	(f)	Consumer Services	SF	+	5.5%			1.0%	07/28	4,620	4,586	4,647
Spotless Brands LLC	(i)	Consumer Services	SF	+	5.5%			1.0%	07/28	2,052	2,052	2,065
STV Group Inc	(g)	Capital Goods	SF	+	4.8%			0.8%	03/31	6,827	6,767	6,895
STV Group Inc	(i)	Capital Goods	SF	+	4.8%			0.8%	03/30	1,383	1,382	1,383
STV Group Inc	(i)	Capital Goods	SF	+	4.8%			0.8%	03/31	1,975	1,974	1,995
SureScripts LLC	(f)(g)(h)	Health Care Equipment & Services	SF	+	4.0%			0.8%	11/31	29,613	29,341	29,842
SureScripts LLC	(i)	Health Care Equipment & Services	SF	+	4.0%			0.8%	11/31	5,938	5,938	5,938
Trackunit ApS	(f)(k)	Software & Services	SF	+	5.0%	(0.0% PIK	/ 2.8% PIK)		05/32	12,442	12,256	12,255
Trackunit ApS	(i)(k)	Software & Services	SF	+	5.0%	(0.0% PIK	/ 2.8% PIK)		05/32	8,294	8,233	8,170
Turnpoint Services Inc	(f)	Capital Goods	SF	+	5.0%	(0.0% PIK	/ 3.0% PIK)	0.8%	06/30	83	83	82
Turnpoint Services Inc	(g)	Capital Goods	SF	+	5.0%	(0.0% PIK	/ 3.0% PIK)	0.8%	06/31	5,650	5,599	5,607
Turnpoint Services Inc	(i)	Capital Goods	SF	+	5.0%	(0.0% PIK	/ 3.0% PIK)	0.8%	06/30	609	609	605
Turnpoint Services Inc	(i)	Capital Goods	SF	+	5.0%	(0.0% PIK	/ 3.0% PIK)	0.8%	06/31	1,108	1,108	1,100
USIC Holdings Inc	(f)(g)(h)	Commercial & Professional Services	SF	+	5.5%			0.8%	09/31	24,195	24,081	24,541
USIC Holdings Inc	(f)	Commercial & Professional Services	SF	+	5.3%			0.8%	09/31	1,387	1,384	1,387
USIC Holdings Inc	(i)	Commercial & Professional Services	SF	+	5.5%			0.8%	09/31	929	929	942
USIC Holdings Inc	(i)	Commercial & Professional Services	SF	+	5.3%			0.8%	09/31	1,647	1,647	1,647
Veriforce LLC	(g)	Software & Services	SF	+	5.0%			0.8%	11/31	9,217	9,174	9,264
Veriforce LLC	(f)	Software & Services	SA	+	5.0%			0.8%	11/31	£3,375	4,228	4,654
Veriforce LLC	(i)	Software & Services	SF	+	5.0%			0.8%	11/31	$1,170	1,170	1,176
See notes to unaudited consolidated financial statements.

KKR FS Income Trust
Unaudited Consolidated Schedule of Investments (continued)
As of June 30, 2025
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)					Floor(b)	Maturity	Principal Amount(c)/Shares	Amortized Cost	Fair Value(d)
Veriforce LLC	(i)	Software & Services	SF	+	5.0%			0.8%	11/31	$935	$935	$935
Vermont Information Processing Inc	(f)	Software & Services	SF	+	4.8%	(0.0% PIK	/ 2.4% PIK)	0.5%	01/32	9,131	9,088	9,085
Vermont Information Processing Inc	(i)	Software & Services	SF	+	4.8%	(0.0% PIK	/ 2.4% PIK)	0.5%	01/32	3,804	3,804	3,785
Vermont Information Processing Inc	(i)	Software & Services	SF	+	4.8%			0.5%	01/32	1,141	1,141	1,136
VetCor Professional Practices LLC	(f)(g)	Health Care Equipment & Services	SF	+	5.8%			0.8%	08/29	24,626	24,613	24,626
VetCor Professional Practices LLC	(f)(g)	Health Care Equipment & Services	SF	+	6.0%			0.8%	08/29	579	578	579
VetCor Professional Practices LLC	(i)	Health Care Equipment & Services	SF	+	5.8%			0.8%	08/29	457	456	457
Vitu	(g)(h)	Software & Services	SF	+	4.8%			0.8%	01/32	22,140	22,062	22,058
Vitu	(i)	Software & Services	SF	+	4.8%			0.8%	01/31	3,598	3,598	3,584
Wealth Enhancement Group LLC	(f)	Financial Services	SF	+	5.0%			1.0%	10/28	4,642	4,642	4,642
Wealth Enhancement Group LLC	(g)	Financial Services	SF	+	5.0%			1.0%	10/28	2,466	2,466	2,466
Wealth Enhancement Group LLC	(i)	Financial Services	SF	+	5.0%			1.0%	10/28	298	298	298
Wedgewood Weddings	(f)(h)	Consumer Services	SF	+	4.8%			0.8%	06/32	23,511	23,393	23,393
Wedgewood Weddings	(i)	Consumer Services	SF	+	4.8%			0.8%	06/32	4,702	4,702	4,679
Wedgewood Weddings	(i)	Consumer Services	SF	+	4.8%			0.8%	06/32	4,702	4,702	4,702
West Star Aviation Inc	(h)	Capital Goods	SF	+	4.5%	(0.0% PIK	/ 2.8% PIK)	0.8%	05/32	14,819	14,764	14,763
West Star Aviation Inc	(f)	Capital Goods	SF	+	4.5%			0.8%	05/32	415	415	413
West Star Aviation Inc	(i)	Capital Goods	SF	+	4.5%	(0.0% PIK	/ 2.8% PIK)	0.8%	05/32	3,109	3,097	3,097
West Star Aviation Inc	(i)	Capital Goods	SF	+	4.5%			0.8%	05/32	1,658	1,658	1,652
Woolpert Inc	(f)	Capital Goods	SF	+	5.0%			1.0%	04/29	155	164	155
Woolpert Inc	(f)(g)(h)	Capital Goods	SF	+	5.0%			1.0%	04/30	25,005	25,003	25,255
Woolpert Inc	(i)	Capital Goods	SF	+	5.0%			1.0%	04/29	2,938	2,938	2,938
Woolpert Inc	(i)	Capital Goods	SF	+	5.0%			1.0%	04/30	2,969	2,969	2,998
Xylem Kendall	(f)	Commercial & Professional Services	SF	+	5.8%			1.0%	04/30	4,743	4,743	4,743
Xylem Kendall	(f)	Commercial & Professional Services	SF	+	5.8%			1.0%	04/30	143	143	143
Xylem Kendall	(i)	Commercial & Professional Services	SF	+	5.8%			1.0%	04/30	7,401	7,401	7,401
Xylem Kendall	(i)	Commercial & Professional Services	SF	+	5.8%			1.0%	04/30	833	833	833
Zeus Industrial Products Inc	(f)(h)	Health Care Equipment & Services	SF	+	5.5%	(0.0% PIK	/ 2.8% PIK)	0.8%	02/31	23,139	22,962	23,087
Zeus Industrial Products Inc	(f)	Health Care Equipment & Services	SF	+	5.5%			0.8%	02/31	2,170	2,148	2,166
Zeus Industrial Products Inc	(i)	Health Care Equipment & Services	SF	+	5.5%			0.8%	02/30	3,261	3,244	3,254
Zeus Industrial Products Inc	(i)	Health Care Equipment & Services	SF	+	5.5%			0.8%	02/31	2,174	2,174	2,169
Total Senior Secured Loans—First Lien											1,526,351	1,537,628
Unfunded Loan Commitments											(259,939)	(259,939)
Net Senior Secured Loans—First Lien											1,266,412	1,277,689

See notes to unaudited consolidated financial statements.

KKR FS Income Trust
Unaudited Consolidated Schedule of Investments (continued)
As of June 30, 2025
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)					Floor(b)	Maturity	Principal Amount(c)/Shares	Amortized Cost	Fair Value(d)
Subordinated Debt—0.2%
Apex Service Partners LLC	(f)	Commercial & Professional Services			14.3%	PIK			04/31	$1,823	$1,804	$1,883
Total Subordinated Debt											1,804	1,883

Asset Based Finance—29.0%
Altitude II IRL WH Borrower DAC, Revolver	(i)(k)	Capital Goods	SF	+	10.0%			0.0%	01/30	$143	143	143
Australis Maritime II, ABF Equity	(f)(k)(n)	Transportation								689,990	690	692
Auxilior Capital Partners Inc, Preferred Equity	(f)	Financial Services			14.5%	(9.5% PIK	/ 9.5% PIK)		04/30	$1,231	1,231	1,231
Bankers Healthcare Group LLC, Term Loan	(f)(k)	Financial Services			22.0%				11/27	$771	771	746
Bausch Health Cos Inc, Revolver	(f)(k)	Pharmaceuticals, Biotechnology & Life Sciences	SF	+	6.7%			1.0%	01/28	$18,750	18,314	18,938
Bausch Health Cos Inc, Revolver	(i)(k)	Pharmaceuticals, Biotechnology & Life Sciences	SF	+	6.7%			1.0%	01/28	$18,750	18,750	18,938
CAFL 2024-RTL1 Issuer LLC, ABS	(e)(f)(k)	Real Estate Management & Development			10.2%				11/31	$2,500	2,500	2,517
Curia Global Inc, Revolver	(f)(k)	Pharmaceuticals, Biotechnology & Life Sciences	SF	+	6.3%			1.0%	01/29	$10,500	10,347	10,605
Curia Global Inc, Revolver	(i)(k)	Pharmaceuticals, Biotechnology & Life Sciences	SF	+	6.3%			1.0%	01/29	$10,333	10,333	10,437
Discover Financial Services, ABF Equity	(f)(k)(n)	Financial Services								4,515,763	4,516	4,639
Discover Financial Services, Subordinated Loan	(f)(k)(n)	Financial Services			15.0%				09/34	$8,280	8,280	8,280
Discover Financial Services, Subordinated Loan	(i)(k)(n)	Financial Services			15.0%				09/34	$23	23	23
Drive Revel, ABF Equity	(f)(k)	Financial Services								530,008	579	739
EFMT 2024-INV1, ABS	(e)(f)(k)	Real Estate Management & Development			7.5%				03/69	$6,380	6,084	6,279
EW Scripps Co/The, Revolver	(f)(k)	Media & Entertainment	SF	+	5.5%			0.8%	03/28	$7,310	7,310	7,310
EW Scripps Co/The, Revolver	(i)(k)	Media & Entertainment	SF	+	5.5%			0.8%	03/28	$6,667	6,667	6,667
Fidelis Mortgage Trust 2025-RTL1, ABS	(e)(f)(k)	Real Estate Management & Development			9.0%				02/40	$4,500	4,423	4,454
FIGRE Trust 2024-HE3, ABS	(e)(f)(k)	Real Estate Management & Development			9.3%				07/54	$1,913	1,921	1,990
Florida Food Products LLC, Revolver	(f)(k)	Food, Beverage & Tobacco	SF	+	4.8%			1.0%	06/28	$4,706	4,706	4,706
Florida Food Products LLC, Revolver	(i)(k)	Food, Beverage & Tobacco	SF	+	4.8%			1.0%	06/28	$923	923	923
Fortna Group Inc, Revolver	(f)(k)	Capital Goods	SF	+	4.8%			0.8%	06/29	$9,407	9,407	9,407
Fortna Group Inc, Revolver	(i)(k)	Capital Goods	SF	+	4.8%			0.8%	06/29	$9,407	9,407	9,407
Global Lending Services LLC, ABF Equity	(f)(k)(l)	Financial Services								2,173,709	2,174	2,716
Global Lending Services LLC, Bond	(f)(k)	Financial Services			12.5%	PIK			12/32	$4,685	4,685	4,685
See notes to unaudited consolidated financial statements.

KKR FS Income Trust
Unaudited Consolidated Schedule of Investments (continued)
As of June 30, 2025
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)			Floor(b)	Maturity	Principal Amount(c)/Shares	Amortized Cost	Fair Value(d)
Global Lending Services LLC, Bond	(f)(k)	Financial Services	12.5%	PIK			02/33	$2,504	$2,504	$2,504
Global Lending Services LLC, Bond	(f)(k)	Financial Services	12.5%				05/33	$1,506	1,506	1,506
GreenSky Holdings LLC, ABF Equity	(f)(l)(m)	Financial Services						1,332,761	1,333	1,660
GreenSky Holdings LLC, ABF Equity	(f)(k)(m)	Financial Services						2,628,104	2,628	2,721
GreenSky Holdings LLC, Term Loan	(f)(m)	Financial Services	9.3%	PIK			03/34	$4,384	4,384	4,384
GreenSky Holdings LLC, Term Loan	(i)(m)	Financial Services	9.3%	PIK			03/34	$374	374	374
HOMES 2024-AFC1 Trust, Structured Mezzanine	(e)(f)(k)	Real Estate Management & Development	7.6%				08/59	$1,944	1,849	1,915
Homeward Opportunities Fund Trust 2024-RRTL2, ABS	(e)(f)(k)	Real Estate Management & Development	9.1%				09/39	$7,878	7,878	7,847
Income Contingent Student Loans 1 2002-2006 PLC, ABS	(f)(k)	Financial Services	8.0%				07/56	£4,904	6,102	6,728
Income Contingent Student Loans 2 2007-2009 PLC, ABS	(f)(k)	Financial Services	8.0%				07/58	£14,626	18,200	20,068
IQUW UK Ltd, Bond	(f)(k)	Insurance	8.8%				03/35	$6,072	6,072	6,072
KKR Altitude II Offshore Aggregator LP, Partnership Interest	(f)(k)(n)	Capital Goods						1,909,060	1,909	2,040
Lennar Corp, ABF Equity	(f)(k)	Consumer Durables & Apparel						5,523,032	5,523	6,528
Lennar Corp, Term Loan	(f)(k)	Consumer Durables & Apparel	10.8%	(0.0% PIK	/ 10.8% PIK)		08/29	$4,300	4,300	4,300
LHOME Mortgage Trust 2024-RTL4, ABS	(e)(f)(k)	Real Estate Management & Development	9.3%				07/39	$7,513	7,513	7,545
Morgan Stanley Residential Mortgage Loan Trust 2025-HX1, ABS	(e)(f)(k)	Real Estate Management & Development	7.3%				03/70	$2,135	2,028	2,064
Morgan Stanley Residential Mortgage Loan Trust 2025-HX1, ABS	(e)(f)(k)	Real Estate Management & Development	0.3%				03/70	$84,193	606	581
Morgan Stanley Residential Mortgage Loan Trust 2025-HX1, ABS	(e)(f)(k)	Real Estate Management & Development	7.3%				03/70	$1,920	1,875	1,903
Morgan Stanley Residential Mortgage Loan Trust 2025-HX1, ABS	(e)(f)(k)	Real Estate Management & Development	1.2%				03/70	$84,193	2,808	2,727
Morgan Stanley Residential Mortgage Loan Trust 2025-HX1, ABS	(e)(f)(k)	Real Estate Management & Development	7.3%				03/70	$1,410	1,241	1,269
Norway_France, ABF Equity	(f)(k)	Financial Services						1,926,466	2,143	2,411
Opendoor Labs Inc, Structured Mezzanine	(f)(k)	Real Estate Management & Development	12.5%				02/29	$8,259	8,259	8,272
Opendoor Labs Inc, Structured Mezzanine	(i)(k)	Real Estate Management & Development	12.5%				02/29	$4,130	4,130	4,136
PayPal Europe Sarl et Cie SCA, ABF Equity	(f)(k)	Financial Services						2,849,781	3,101	3,568
Powin Energy Corp/NV, Revolver	(f)	Capital Goods	13.5%	PIK			09/27	$—	—	—
Powin Energy Corp/NV, Warrants	(l)	Capital Goods						87,778	—	—
Powin Energy Corp/NV, Warrants	(l)	Capital Goods						342,921	—	—
Powin Energy Corp/NV, Warrants	(l)	Capital Goods						342,921	—	—
See notes to unaudited consolidated financial statements.

KKR FS Income Trust
Unaudited Consolidated Schedule of Investments (continued)
As of June 30, 2025
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)					Floor(b)	Maturity	Principal Amount(c)/Shares	Amortized Cost	Fair Value(d)
Powin Energy Corp/NV, Warrants	(l)	Capital Goods								87,778	$—	$—
Pretium Partners LLC P1, Structured Mezzanine	(f)(k)	Equity Real Estate Investment Trusts (REITs)			8.0%	(5.3% PIK	/ 5.3% PIK)		10/26	$21,221	20,692	21,221
Progress Residential 2024-SFR4 Trust, Structured Mezzanine	(e)(f)(k)	Real Estate Management & Development			3.4%				07/41	$6,250	5,047	5,528
PRPM 2024-RCF4 LLC, ABS	(e)(f)(k)	Real Estate Management & Development			4.0%				07/54	$2,813	2,303	2,503
PRPM 2024-RCF5 LLC, ABS	(e)(f)(k)	Real Estate Management & Development			4.0%				08/54	$3,750	3,146	3,336
Rain City Mortgage Trust 2024-RTL1, ABS	(e)(f)(k)	Real Estate Management & Development			10.2%				11/29	$3,290	3,290	3,292
Rosemawr Management LLC, ABS	(f)	Utilities			5.0%				08/54	$1,077	968	950
Rosemawr Management LLC, Structured Mezzanine	(f)	Utilities			7.3%				08/54	$572	516	508
Saluda Grade Alternative Mortgage Trust 2022-BC2, Structured Mezzanine	(f)(k)	Real Estate Management & Development			8.0%				07/30	$219	219	220
Saluda Grade Alternative Mortgage Trust 2022-BC2, Structured Mezzanine	(f)(k)	Real Estate Management & Development			18.0%				07/30	$147	109	67
Saluda Grade Alternative Mortgage Trust 2022-BC2, Term Loan	(f)(k)	Real Estate Management & Development			7.3%				07/30	$1,313	1,313	1,326
Saluda Grade Alternative Mortgage Trust 2023-LOC2, Structured Mezzanine	(f)(k)	Real Estate Management & Development			31.0%				10/53	$325	531	429
Santander Mortgage Asset Receivable Trust 2025-NQM1, ABS	(f)(k)	Real Estate Management & Development			1.5%				01/65	$77,660	2,718	3,090
Santander Mortgage Asset Receivable Trust 2025-NQM1, ABS	(f)(k)	Real Estate Management & Development			0.4%				01/65	$77,660	658	591
Santander Mortgage Asset Receivable Trust 2025-NQM1, ABS	(f)(k)	Real Estate Management & Development			7.3%				01/65	$1,335	1,302	1,218
Santander Mortgage Asset Receivable Trust 2025-NQM1, ABS	(f)(k)	Real Estate Management & Development			7.3%				01/65	£1,295	1,254	1,227
SunPower Financial, ABF Equity	(f)(k)	Financial Services								122,440	122	132
Synovus Financial Corp, ABF Equity	(f)(k)	Banks								656,476	656	706
TalkTalk Telecom Group Ltd, Revolver	(f)(k)	Commercial & Professional Services	SA	+	7.0%			1.5%	09/26	£8,930	11,278	12,326
TalkTalk Telecom Group Ltd, Revolver	(i)(k)	Commercial & Professional Services	SA	+	7.0%			1.5%	09/26	£1,913	2,367	2,382
TDC LLP, ABF Equity	(f)(k)(l)(n)	Financial Services								68,953	87	92
TDC LLP, Preferred Equity	(f)(k)(n)	Financial Services			8.0%					$1,488	1,896	2,086
Trinseo Materials Operating SCA / Trinseo Materials Finance Inc, Revolver	(f)(k)	Materials	SF	+	4.8%			1.0%	01/28	$17,073	17,073	17,220
Tropicana Products Inc, Revolver	(f)(k)	Food, Beverage & Tobacco	SF	+	4.8%			1.0%	01/29	$15,258	15,258	15,258
Tropicana Products Inc, Revolver	(i)(k)	Food, Beverage & Tobacco	SF	+	4.8%			1.0%	01/29	$4,183	4,183	4,183
Unison Trust 2025-1, ABS	(f)(k)	Real Estate Management & Development			6.0%				07/55	$15,709	14,439	14,437
See notes to unaudited consolidated financial statements.

KKR FS Income Trust
Unaudited Consolidated Schedule of Investments (continued)
As of June 30, 2025
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)			Floor(b)	Maturity	Principal Amount(c)/Shares	Amortized Cost	Fair Value(d)
Vehicle Secured Funding Trust, ABF Equity	(f)(k)	Financial Services						2,638,928	$2,639	$3,101
Vehicle Secured Funding Trust, Term Loan	(f)(k)	Financial Services			15.0%		01/46	$7,917	7,917	7,917
Vietjet Aviation JSC, Term Loan	(f)(k)	Transportation			9.4%		03/37	$10,021	10,021	9,894
Vietjet Aviation JSC, Term Loan	(i)(k)	Transportation			9.4%		03/37	$10,304	10,304	10,173
Vontive Mortgage Trust 2025-RTL1, ABS	(e)(f)(k)	Real Estate Management & Development			8.0%		03/30	$976	976	984
Vontive Mortgage Trust 2025-RTL1, ABS	(e)(f)(k)	Real Estate Management & Development			9.5%		03/30	$2,370	2,342	2,364
Weber-Stephen Products LLC, Revolver	(f)(k)	Consumer Discretionary Distribution & Retail	SF	+	5.8%	1.0%	12/26	$8,424	8,199	8,507
Weber-Stephen Products LLC, Revolver	(i)(k)	Consumer Discretionary Distribution & Retail	SF	+	5.8%	1.0%	12/26	$12,409	12,409	12,531
Total Asset Based Finance									398,682	409,394
Unfunded Commitments									(80,013)	(80,013)
Net Asset Based Finance									318,669	329,381
TOTAL INVESTMENTS—141.4%									$1,586,885	1,608,953
LIABILITIES IN EXCESS OF OTHER ASSETS—(41.4)%										(471,210)
NET ASSETS—100.0%										$1,137,743
`
Foreign currency forward contracts

Foreign Currency	Settlement Date	Counterparty	Amount and Transaction			US$ Value at Settlement Date	US$ Value at June 30, 2025	Unrealized Appreciation (Depreciation)
EUR	3/30/28	Goldman Sachs Bank USA	€	930	Sold	$1,088	$1,143	$(55)
EUR	5/25/28	Goldman Sachs Bank USA	€	1,300	Sold	1,470	1,601	(131)
EUR	5/25/28	Goldman Sachs Bank USA	€	548	Sold	605	675	(70)
GBP	6/1/26	Goldman Sachs Bank USA	£	2,500	Sold	3,386	3,434	(48)
Total						$6,549	$6,853	$(304)
________________
(a)Security may be an obligation of one or more entities affiliated with the named company.
(b)Certain variable rate securities in the Company’s portfolio bear interest at a rate determined by a publicly disclosed base rate plus a basis point spread. As of June 30, 2025, the Secured Overnight Financing Rate, or SOFR or “SF”, was 4.29%, the Sterling Overnight Index Average, or SONIA or “SA”, was 4.10% and the Euro Interbank Offered Rate, or EURIBOR or “E”, was 1.94%. PIK means paid-in-kind. PIK income accruals may be adjusted based on the performance of the underlying investment. Variable rate securities with no floor rate use the respective benchmark rate in all cases.
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
As of June 30, 2025
(in thousands, except share amounts)

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
(j)Position or portion thereof unsettled as of June 30, 2025.
(k)The investment, or portion of the investment is not a qualifying asset under the Investment Company Act of 1940, as amended. A business development company may not acquire any asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company’s total assets. As of June 30, 2025, 77.7% of the Company’s total assets represented qualifying assets.
(l)Security is non-income producing.
(m)Under the Investment Company Act of 1940, as amended, the Company generally is deemed to be an “affiliated person” of a portfolio company if it owns 5% or more of the portfolio company’s voting securities and is generally deemed to “control” a portfolio company if it owns more than 25% of the portfolio company’s voting securities or it has the power to exercise control over the management or policies of such portfolio company. As of June 30, 2025, the Company held investments in portfolio companies of which it is deemed to be an “affiliated person” but is not deemed to “control”. The following table presents certain information with respect to investments in portfolio companies of which the Company was deemed to be an affiliated person as of June 30, 2025:

Portfolio Company	Fair Value at December 31, 2024	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at June 30, 2025	Interest Income(3)	PIK Income(3)	Fee Income(3)	Dividend and Other Income(3)
Asset Based Finance
GreenSky Holdings LLC, ABF Equity	$1,863	$—	$—	$—	$(203)	$1,660	$—	$—	$—	$—
GreenSky Holdings LLC, ABF Equity	2,790	330	(276)	—	(123)	2,721	—	—	—	320
GreenSky Holdings LLC, Term Loan	4,188	196	—	—	—	4,384	—	204	—	—
Total	$8,841	$526	$(276)	$—	$(326)	$8,765	$—	$204	$—	$320
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
(3)Interest, PIK, Fee and Dividend and Other income presented for the full six months ended June 30, 2025.
See notes to unaudited consolidated financial statements.

KKR FS Income Trust
Unaudited Consolidated Schedule of Investments (continued)
As of June 30, 2025
(in thousands, except share amounts)

(n)Under the Investment Company Act of 1940, as amended, the Company generally is deemed to be an “affiliated person” of a portfolio company if it owns 5% or more of the portfolio company’s voting securities and is generally deemed to “control” a portfolio company if it owns more than 25% of the portfolio company’s voting securities or it has the power to exercise control over the management or policies of such portfolio company. As of June 30, 2025, the Company held investments in portfolio companies of which it is deemed to be an “affiliated person” and deemed to “control”. The following table presents certain information with respect to investments in portfolio companies of which the Company was deemed to be an affiliated person and deemed to control as of June 30, 2025:

Portfolio Company	Fair Value at December 31, 2024	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at June 30, 2025	Interest Income(3)	PIK Income(3)	Fee Income(3)	Dividend and Other Income(3)
Asset Based Finance
Australis Maritime II, ABF Equity	$694	$148	$(148)	$—	$(2)	$692	$—	$—	$—	$21
Discover Financial Services, ABF Equity	5,402	—	(711)	—	(52)	4,639	—	—	—	272
Discover Financial Services, Subordinated Loan	9,708	—	(1,428)	—	—	8,280	660	—	—	—
KKR Altitude II Offshore Aggregator LP, Partnership Interest	2,139	—	(96)	—	(3)	2,040	—	—	23	146
TDC LLP, ABF Equity(4)	—	87	—	—	5	92	—	—	—	—
TDC LLP, Preferred Equity(4)	—	1,896	—	—	190	2,086	75	—	—	—
Total	$17,943	$2,131	$(2,383)	$—	$138	$17,829	$735	$—	$23	$439
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
(3)Interest, PIK, Fee and Dividend and Other income presented for the full six months ended June 30, 2025.
(4)The Company held this investment as of December 31, 2024 but it was not deemed to “control” the portfolio company as of December 31, 2024. Transfers in or out have been presented at amortized cost.
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
The Company has various wholly-owned subsidiaries, including special-purpose financing subsidiaries and subsidiaries through which it holds interests in portfolio companies. The unaudited consolidated financial statements include both the Company’s accounts and the accounts of its wholly-owned subsidiaries as of June 30, 2025. All intercompany transactions have been eliminated in consolidation. Certain of the Company’s consolidated subsidiaries are subject to U.S. federal and state income taxes.
Note 2. Summary of Significant Accounting Policies
Basis of Presentation: The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, for interim financial information and with the instructions for Form 10-Q and Articles 6, 10 and 12 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For a more complete discussion of significant accounting policies and certain other information, the Company’s interim unaudited consolidated financial statements should be read in conjunction with its audited consolidated financial statements as of and for the year ended December 31, 2024 included in the Company’s annual report on Form 10-K, filed with the U.S. Securities and Exchange Commission, or the SEC. Operating results for the three and six months ended June 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025. The December 31, 2024 consolidated statement of assets and liabilities and consolidated schedule of investments are derived from the Company’s audited consolidated financial statements as of and for the year ended December 31, 2024. The Company is considered an investment company under GAAP and follows the accounting and reporting guidance applicable to investment companies under Financial Accounting Standards Board, or FASB, Accounting Standards Codification Topic 946, Financial Services—Investment Companies. The Company has evaluated the impact of subsequent events through the date the unaudited consolidated financial statements were issued and filed with the SEC.
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
As of June 30, 2025 and December 31, 2024, the Adviser has paid $5,400 and $4,605, respectively, in organizational and offering expenses, and are subject to reimbursement as described above. The Company had no obligation to reimburse the Adviser for organizational and offering costs until the initial issuance of the Company’s Common Shares to non-affiliated investors after commencement of the monthly closings for the Company’s Private Offering.
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
Revenue Recognition: Security transactions are accounted for on the trade date. The Company records interest income on an accrual basis to the extent that it expects to collect such amounts. The Company records dividend income on the ex-dividend date. Distributions received from limited liability company, or LLC, and limited partnership, or LP, investments are evaluated to determine if the distribution should be recorded as dividend income or a return of capital. The Company holds investments in certain preferred securities that accumulate paid-in-kind interest income, or PIK income, to be paid upon the redemption, liquidation or maturity of the underlying investment. Such PIK income is accumulated onto the principal balance of the respective security. The Company does not accrue as a receivable interest or dividends on loans and securities if it has reason to doubt its ability to collect such income. The Company’s policy is to place investments on non-accrual status when there is reasonable doubt that interest income will be collected. The Company considers many factors relevant to an investment when placing it on or removing it from non-accrual status including, but not limited to, the delinquency status of the investment, economic and business conditions, the overall financial condition of the underlying investment, the value of the underlying collateral, bankruptcy status, if any, and any other facts or circumstances relevant to the investment. If there is reasonable doubt that the Company will receive any previously accrued interest, then the accrued interest will be written-off. When a PIK income-paying investment is placed on non-accrual status, the accrued, uncapitalized interest is generally reversed through PIK income. Payments received on non-accrual investments may be recognized as income or applied to

KKR FS Income Trust
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies (continued)
principal depending upon the collectability of the remaining principal and interest. Non-accrual investments may be restored to accrual status when principal and interest become current and are likely to remain current based on the Company’s judgment.
Loan origination fees, original issue discount and market discount are capitalized and the Company accretes such amounts as interest income over the respective term of the loan or security. Upon the prepayment of a loan or security, any unamortized loan origination fees and original issue discount are recorded as interest income. Structuring and other non-recurring upfront fees are recorded as fee income when earned. For the six months ended June 30, 2025 and 2024, the Company recognized $3,072 and $1,651, respectively, in structuring fee revenue. The Company records prepayment premiums on loans and securities as fee income when it receives such amounts.
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

KKR FS Income Trust
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 3. Share Transactions
Below is a summary of transactions with respect to shares of the Company’s Common Shares during the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30,
	2025		2024
	Shares	Amount	Shares	Amount
Gross Proceeds from Offering	9,957,124	$294,997	4,790,999	$140,304
Reinvestment of Distributions	338,615	10,031	6,898	203
Share Repurchase Program	(18,836)	(547)	—	—
Net Proceeds from Share Transactions	10,276,903	$304,481	4,797,897	$140,507
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
As of June 30, 2025, the Company has issued 38,347,510 Class I shares in the Private Offering for gross proceeds of $1,121,122, including Class I shares issued under its distribution reinvestment plan. Of the 38,347,510 Class I shares issued in the Private Offering, 8,995,947 shares were issued to investors with capital commitments to the Company in exchange for an aggregate of $254,500 in capital contributions. As of June 30, 2025, the Company had received capital commitments of $420,000 from investors in the Private Offering, 60.6% of which has been called for funding. In addition to $165,500 in aggregate amount of remaining uncalled capital commitments for Class I shares, the Company intends to continue selling Class I shares in the Private Offering on a monthly basis.
During the six months ended June 30, 2025 and 2024, the Company issued 10,295,739 and 4,797,897 Class I shares, respectively, for gross proceeds of $305,028 and $140,507, respectively, at an average price per share of $29.63 and $29.29, respectively. The gross proceeds received during the six months ended June 30, 2025 and 2024 include reinvested shareholder distributions of $10,031 and $203, respectively, for which the Company issued 338,615 and 6,898 Class I shares, respectively, under its distribution reinvestment plan.
During the period from July 1, 2025 to July 31, 2025, the Company issued 2,486,927 Class I shares for gross proceeds of $73,812 at an average price per share of $29.68. The gross proceeds received during the period from July 1, 2025 to July 31, 2025 include reinvested shareholder distributions of $1,812 for which the Company issued 61,040 Class I shares under its distribution reinvestment plan.
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
The Company may, in its sole discretion from time to time, waive the early repurchase deduction in the following circumstances (subject to the conditions described below): repurchases resulting from death, qualifying disability or divorce; in the event that a Shareholder’s shares are repurchased because the shareholder has failed to maintain the $500 minimum account balance; due to trade or operational error; or repurchases submitted in connection with discretionary transfer programs (and similar arrangements) as approved by the Company. Shareholders should be aware that their financial intermediary’s operational systems may not support participation in a Company-approved discretionary transfer program or may impose additional or different requirements in connection with such requests. Accordingly, Shareholders wishing to submit tender requests in connection with a Company-approved discretionary transfer program should contact their financial intermediary as soon as possible in order to determine their financial intermediary’s system limitations or requirements.
The following table sets forth information regarding repurchases of Common Shares effectuated under the Company’s discretionary share repurchase program during the six months ended June 30, 2025:

Repurchase Date	Offer Date	Tender Offer Expiration	Purchase Price per Share	Common Shares Repurchased	Aggregate Dollar Amount of Common Shares Accepted for Repurchase
January 2, 2025(1)	December 2, 2024	December 30, 2024	—	—	—
April 1, 2025	March 3, 2025	March 28, 2025	$29.64	18,836	$547
________________
(1)The Company did not repurchase any Common Shares under its discretionary share repurchase program on the applicable repurchase date.
On June 2, 2025, the Company commenced a tender offer pursuant to which it offered to repurchase up to 1,662,583 Common Shares tendered prior to the offer expiring on June 30, 2025. During the period from July 1, 2025 to July 31, 2025, the Company repurchased 39,970 Common Shares that were validly tendered by shareholders at a purchase price of $29.68 per share for aggregate consideration of $1,186.
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
Pursuant to the Administration Agreement, the Company reimburses the Adviser for expenses necessary to perform services related to its administration and operations, including the Adviser’s allocable portion of the compensation and related expenses of certain personnel of Franklin Square Holdings, L.P., which does business as Future Standard, or Future Standard, and KKR Credit Advisers (US), LLC, or KKR Credit, providing administrative services to the Company on behalf of the Adviser. The Company reimburses the Adviser no less than monthly for all costs and expenses incurred by the Adviser in performing its obligations and providing personnel and facilities under the Administration Agreement. The Adviser allocates the cost of such services to the Company based on factors such as total assets, revenues, time allocations and/or other reasonable metrics. The Board reviews the methodology employed in determining how the expenses are allocated to the Company and the proposed allocation of administrative expenses among the Company and certain affiliates of the Adviser. The Board then assesses the reasonableness of such reimbursements for expenses allocated to the Company based on the breadth, depth and quality of such services as compared to the estimated cost to the Company of obtaining similar services from third-party service providers known to be available. In addition, the Board considers whether any single third-party service provider would be capable of providing all such services at comparable cost and quality. Finally, the Board compares the total amount paid to the Adviser for such services as a percentage of the Company’s net assets to the same ratio as reported by other comparable BDCs.
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
The following table describes the fees and expenses accrued under the Advisory Agreement, the Administration Agreement and the Expense Support Agreement, as applicable, during the three and six months ended June 30, 2025 and 2024:

Related Party			Three Months Ended June 30,		Six Months Ended June 30,
	Source Agreement	Description	2025	2024	2025	2024
The Adviser	Investment advisory agreement	Base Management Fee(1)	$3,347	$1,039	$6,155	$1,832
The Adviser	Investment advisory agreement	Capital Gains Incentive Fee(2)	$(18)	$458	$498	$724
The Adviser	Investment advisory agreement	Subordinated Incentive Fee on Income(3)	$3,680	$1,174	$6,875	$2,216
The Adviser	Administration agreement	Administrative Services Expenses(4)	$546	$380	$1,138	$816
The Adviser	Administration agreement	Organizational & Offering Costs(5)	$440	$807	$440	$1,265
The Adviser	Expense support agreement	Expense Recoupment(6)	$—	$—	$—	$436
________________
(1)The Adviser agreed to waive all management fees accrued under the Advisory Agreement through September 30, 2025. As of June 30, 2025, no management fees were payable to the Adviser.
(2)During the six months ended June 30, 2025 and 2024, the Company accrued capital gains incentive fees of $498 and $724, respectively, based on the performance of its portfolio. As of June 30, 2025, the Company had accrued $1,965 of capital gains incentive fees payable, of which $3,171 was based on unrealized appreciation and $(1,206) was based on realized gains net of unrealized depreciation. No capital gains incentive fees are actually payable by the Company with respect to unrealized gains unless and until those gains are actually realized. See Note 2 for a discussion of the methodology employed by the Company in calculating the capital gains incentive fees.

KKR FS Income Trust
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 4. Related Party Transactions (continued)
(3)The Adviser agreed to waive all subordinated incentive fees on income accrued under the Advisory Agreement through September 30, 2025. As of June 30, 2025, no subordinated incentive fees on income were payable to the Adviser.
(4)During the six months ended June 30, 2025 and 2024, $1,022 and $595, respectively, of administrative services expenses related to the allocation of costs of administrative personnel for services rendered to the Company by the Adviser and the remainder related to other reimbursable expenses, including reimbursement of fees related to transactional expenses for prospective investments, such as fees and expenses associated with performing due diligence reviews of investments that do not close, often referred to as “broken deal” costs. Broken deal costs were $86 and $99 for the six months ended June 30, 2025 and 2024, respectively. The Company paid $631 and $469 in administrative services expenses to the Adviser during the six months ended June 30, 2025 and 2024, respectively.
(5)During the six months ended June 30, 2025 and 2024, the Company expensed organizational and offering costs of $440 and $1,265, respectively, which related to reimbursements to the Adviser for organizational and offering costs incurred on the Company’s behalf, including salaries and other direct expenses of the Adviser’s personnel and employees of its affiliates while engaged in registering and marketing the Company’s Common Shares.
(6)During the six months ended June 30, 2025 and 2024, the Company accrued $0 and $436, respectively, for expense recoupments payable to the Adviser under the Expense Support Agreement (see “—Expense Support and Conditional Reimbursement” below). As of June 30, 2025, no expense recoupments remained payable to the Adviser.
Potential Conflicts of Interest
The members of the senior management and investment teams of the Adviser serve or may serve as officers, directors or principals of entities that operate in the same or a related line of business as the Company does, or of investment vehicles managed by the same personnel. For example, the Adviser is the investment adviser to FS KKR Capital Corp. and KKR FS Income Trust Select, and the officers, managers and other personnel of the Adviser may serve in similar or other capacities for the investment advisers to future investment vehicles affiliated with Future Standard or KKR Credit. In serving in these multiple and other capacities, they may have obligations to other clients or investors in those entities, the fulfillment of which may not be in the Company’s best interests or in the best interest of the Company’s shareholders. The Company’s investment objectives may overlap with the investment objectives of such investment funds, accounts or other investment vehicles.
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
On June 16, 2025, the Company applied for amended co-investment exemptive relief, which, if granted by the SEC, would similarly permit co-investments with certain affiliates but would simplify certain of the conditions under and provide more flexibility than the current order.
Capital Commitments
Affiliates of the Adviser committed to invest an aggregate of $35,000 in Common Shares, or the Seed Contribution, and will not transfer or otherwise dispose of their respective capital commitment or Common Shares without the Company’s prior written consent for a period ending on the third anniversary of the BDC Election Date.
As of June 30, 2025, the full $35,000 of capital commitments under the Seed Contribution had been called and funded.
As of June 30, 2025, an additional $219,500 of capital commitments from third-party private investors had been called and funded in connection with the Private Offering.
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
For the six months ended June 30, 2025 and the year ended December 31, 2024, there were no Expense Payments that the Adviser agreed to pay, subject to reimbursement by the Company in accordance with the Expense Support Agreement. For the six months ended June 30, 2025 and the year ended December 31, 2024, the Company reimbursed the Adviser for $0 and $436, respectively, of previously waived expenses. As of June 30, 2025, there are no remaining amounts of previously waived expenses subject to recoupment.
Note 5. Distributions
The following tables reflect the cash distributions per share that the Company has declared on its Common Shares during the six months ended June 30, 2025 and 2024:

	For the Six Months Ended June 30, 2025
Date Declared	Distribution	Record Date	Payment Date	Distribution per Share
January 10, 2025	Regular	January 31, 2025	February 26, 2025	$0.25
February 11, 2025	Regular	February 28, 2025	March 27, 2025	0.25
March 10, 2025	Regular	March 31, 2025	April 28, 2025	0.25
March 10, 2025	Special	March 31, 2025	April 28, 2025	0.10
April 14, 2025	Regular	April 30, 2025	May 28, 2025	0.25
May 9, 2025	Regular	May 30, 2025	June 26, 2025	0.25
June 6, 2025	Regular	June 30, 2025	July 29, 2025	0.25
Total				$1.60

	For the Six Months Ended June 30, 2024
Date Declared	Distribution	Record Date	Payment Date	Distribution per Share
January 5, 2024	Regular	January 31, 2024	February 27, 2024	$0.24
February 20, 2024	Regular	February 29, 2024	March 26, 2024	0.24
March 7, 2024	Regular	March 28, 2024	April 26, 2024	0.25
April 3, 2024	Regular	April 30, 2024	May 29, 2024	0.25
May 2, 2024	Regular	May 31, 2024	June 26, 2024	0.25
June 11, 2024	Regular	June 28, 2024	July 29, 2024	0.25
June 11, 2024	Special	June 28, 2024	July 29, 2024	0.10
Total				$1.58
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
The following table reflects the sources of the cash distributions on a tax basis that the Company has paid on its Common Shares during the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30,
	2025		2024
Source of Distribution	Distribution Amount	Percentage	Distribution Amount	Percentage
Offering proceeds	$—	—	$—	—
Borrowings	—	—	—	—
Net investment income(1)	54,468	100%	16,388	98%
Short-term capital gains proceeds from the sale of assets	—	—	410	2%
Long-term capital gains proceeds from the sale of assets	—	—	—	—
Non-capital gains proceeds from the sale of assets	—	—	—	—
Distributions on account of preferred and common equity	—	—	—	—
Total	$54,468	100%	$16,798	100%
________________
(1)During the six months ended June 30, 2025 and 2024, 95.1% and 96.8%, respectively, of the Company’s gross investment income was attributable to cash income earned, 1.4% and 1.2%, respectively, was attributable to non-cash accretion of discount and 3.5% and 2.0%, respectively, was attributable to paid-in-kind, or PIK, interest.
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
As of June 30, 2025 and December 31, 2024, the Company’s gross unrealized appreciation on a tax basis was $26,753 and $13,838, respectively. As of June 30, 2025 and December 31, 2024, the Company’s gross unrealized depreciation on a tax basis was $9,754 and $1,663, respectively.
The aggregate cost of the Company’s investments for U.S. federal income tax purposes totaled $1,586,291 and $1,052,681 as of June 30, 2025 and December 31, 2024, respectively. The aggregate net unrealized appreciation (depreciation) on investments on a tax basis was $22,662 and $11,392 as of June 30, 2025 and December 31, 2024, respectively. The aggregate net unrealized appreciation (depreciation) on investments on a tax basis excludes net unrealized appreciation (depreciation) from foreign currency forward contracts and foreign currency transactions.

KKR FS Income Trust
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 6. Investment Portfolio
The following table summarizes the composition of the Company’s investment portfolio at cost and fair value as of June 30, 2025 and December 31, 2024:

	June 30, 2025 (Unaudited)			December 31, 2024
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$1,266,412	$1,277,689	79.4%	$857,958	$865,488	81.3%
Subordinated Debt	1,804	1,883	0.1%	1,682	1,667	0.2%
Asset Based Finance	318,669	329,381	20.5%	193,223	196,918	18.5%
Total	$1,586,885	$1,608,953	100.0%	$1,052,863	$1,064,073	100.0%
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
As of June 30, 2025, the Company held investments in one portfolio company of which it is deemed to be an “affiliated person” but is not deemed to “control.” As of June 30, 2025, the Company held investments in four portfolio companies of which it is deemed to “control.” For additional information with respect to such portfolio companies, see footnotes (m) and (n) to the unaudited consolidated schedule of investments as of June 30, 2025.
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
The Company’s investment portfolio may contain loans and other unfunded arrangements that are in the form of lines of credit, revolving credit facilities, delayed draw credit facilities or other investments, which require the Company to provide funding when requested by portfolio companies in accordance with the terms of the underlying agreements. As of June 30, 2025, the Company had unfunded debt investments with aggregate unfunded commitments of $339,770 and unfunded equity/other commitments of $19,594. As of December 31, 2024, the Company had unfunded debt investments with aggregate unfunded commitments of $258,134 and unfunded equity/other commitments of $22,827. The Company maintains sufficient cash on hand and available capital in connection with undrawn commitments to fund such unfunded commitments should the need arise. For additional details regarding the Company’s unfunded debt investments, see the Company’s unaudited consolidated schedule of investments as of June 30, 2025 and the Company’s audited consolidated schedule of investments as of December 31, 2024.

KKR FS Income Trust
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 6. Investment Portfolio (continued)
The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of June 30, 2025 and December 31, 2024:

	June 30, 2025 (Unaudited)		December 31, 2024
Industry Classification	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Banks	$706	0.0%	$1,148	0.1%
Capital Goods	232,901	14.5%	160,388	15.1%
Commercial & Professional Services	257,562	16.0%	207,960	19.6%
Consumer Discretionary Distribution & Retail	8,629	0.5%	6,683	0.6%
Consumer Durables & Apparel	21,942	1.4%	9,409	0.9%
Consumer Services	95,635	5.9%	59,984	5.6%
Consumer Staples Distribution & Retail	15,963	1.0%	16,427	1.6%
Equity Real Estate Investment Trusts (REITs)	21,221	1.3%	20,676	1.9%
Financial Services	146,264	9.1%	96,682	9.1%
Food, Beverage & Tobacco	19,964	1.2%	—	—
Health Care Equipment & Services	210,271	13.1%	157,954	14.9%
Insurance	97,746	6.1%	92,396	8.7%
Materials	35,900	2.2%	21,447	2.0%
Media & Entertainment	7,310	0.5%	—	—
Pharmaceuticals, Biotechnology & Life Sciences	44,249	2.8%	34,250	3.2%
Real Estate Management & Development	89,981	5.6%	43,784	4.1%
Software & Services	214,721	13.4%	78,631	7.4%
Technology Hardware & Equipment	264	0.0%	264	0.0%
Telecommunication Services	11,533	0.7%	—	—
Transportation	74,733	4.6%	54,412	5.1%
Utilities	1,458	0.1%	1,578	0.1%
Total	$1,608,953	100.0%	$1,064,073	100.0%
Note 7. Financial Instruments
The following is a summary of the fair value and location of the Company’s derivative instruments not designated as a qualifying hedge accounting relationship in the consolidated statements of assets and liabilities held as of June 30, 2025 and December 31, 2024:

Derivative Instrument	Statement Location	June 30, 2025 (Unaudited)	December 31, 2024
Foreign currency forward contracts	Unrealized appreciation on foreign currency forward contracts	$—	$200
Foreign currency forward contracts	Unrealized depreciation on foreign currency forward contracts	(304)	—
Total		$(304)	$200
Net realized and unrealized gains and losses on derivative instruments not designated as a qualifying hedge accounting relationship recorded by the Company for the six months ended June 30, 2025 and 2024 are in the following locations in the unaudited consolidated statements of operations:

		Six Months Ended June 30,
Derivative Instrument	Statement Location	2025	2024
Foreign currency forward contracts	Net realized gain (loss) on foreign currency forward contracts	$(88)	$—
Foreign currency forward contracts	Net change in unrealized appreciation (depreciation) on foreign currency forward contracts	(504)	(6)
Total		$(592)	$(6)

KKR FS Income Trust
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 7. Financial Instruments (continued)
Offsetting of Derivative Instruments
The Company has derivative instruments that are subject to master netting agreements. These agreements include provisions to offset positions with the same counterparty in the event of default by one of the parties. The Company’s unrealized appreciation and depreciation on derivative instruments are reported as gross assets and liabilities, respectively, in the consolidated statements of assets and liabilities. The following tables present the Company’s assets and liabilities related to derivatives by counterparty, net of amounts available for offset under a master netting arrangement and net of any collateral received or pledged by the Company for such assets and liabilities as of June 30, 2025 and December 31, 2024:

	As of June 30, 2025 (Unaudited)
Counterparty	Derivative Assets Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash Collateral Received(1)	Cash Collateral Received(1)	Net Amount of Derivative Assets(2)
Goldman Sachs Bank USA	$—	$—	$—	$—	$—
Total	$—	$—	$—	$—	$—
Counterparty	Derivative Liabilities Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash Collateral Pledged(1)	Cash Collateral Pledged(1)	Net Amount of Derivative Liabilities(3)
Goldman Sachs Bank USA	$(304)	$—	$—	$—	$(304)
Total	$(304)	$—	$—	$—	$(304)

	As of December 31, 2024
Counterparty	Derivative Assets Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash Collateral Received(1)	Cash Collateral Received(1)	Net Amount of Derivative Assets(2)
Goldman Sachs Bank USA	$200	$—	$—	$—	$200
Total	$200	$—	$—	$—	$200
Counterparty	Derivative Liabilities Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash Collateral Pledged(1)	Cash Collateral Pledged(1)	Net Amount of Derivative Liabilities(3)
Goldman Sachs Bank USA	$—	$—	$—	$—	$—
Total	$—	$—	$—	$—	$—
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
The average notional balance of foreign currency forward contracts during the six months ended June 30, 2025 and 2024 were $5,677 and $1,470, respectively.

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
As of June 30, 2025 and December 31, 2024, the Company’s investments were categorized as follows in the fair value hierarchy:

Valuation Inputs	June 30, 2025 (Unaudited)	December 31, 2024
Level 1—Price quotations in active markets	$—	$—
Level 2—Significant other observable inputs	144,731	41,655
Level 3—Significant unobservable inputs	1,464,222	1,022,418
	$1,608,953	$1,064,073
In addition, the Company had foreign currency forward contracts, as described in Note 7, which were categorized as Level 2 in the fair value hierarchy as of June 30, 2025 and December 31, 2024.
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

KKR FS Income Trust
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 8. Fair Value of Financial Instruments (continued)
The following is a reconciliation of investments for which significant unobservable inputs (Level 3) were used in determining fair value for the six months ended June 30, 2025 and 2024:

	For the Six Months Ended June 30, 2025
	Senior Secured Loans—First Lien	Subordinated Debt	Asset Based Finance	Total
Fair value at beginning of period	$865,488	$1,667	$155,263	$1,022,418
Accretion of discount (amortization of premium)	1,484	—	266	1,750
Net realized gain (loss)	(116)	—	(151)	(267)
Net change in unrealized appreciation (depreciation)	2,127	94	5,996	8,217
Purchases	415,632	—	153,145	568,777
Paid-in-kind interest	1,122	122	1,096	2,340
Sales and repayments	(93,681)	—	(45,332)	(139,013)
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Fair value at end of period	$1,192,056	$1,883	$270,283	$1,464,222
The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$3,699	$94	$6,125	$9,918

	For the Six Months Ended June 30, 2024
	Senior Secured Loans—First Lien	Subordinated Debt	Asset Based Finance	Total
Fair value at beginning of period	$204,314	$961	$57,041	$262,316
Accretion of discount (amortization of premium)	273	2	61	336
Net realized gain (loss)	(25)	—	(7)	(32)
Net change in unrealized appreciation (depreciation)	4,223	(1)	1,377	5,599
Purchases	318,436	485	70,727	389,648
Paid-in-kind interest	323	103	102	528
Sales and repayments	(21,113)	—	(24,257)	(45,370)
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Fair value at end of period	$506,431	$1,550	$105,044	$613,025
The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$4,223	$(1)	$1,377	$5,599
The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements as of June 30, 2025 and December 31, 2024 were as follows:

Type of Investment	Fair Value at June 30, 2025 (Unaudited)	Valuation Technique	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input(1)
Senior Debt	$1,142,060	Discounted Cash Flow	Discount Rate	7.7% - 12.9% (9.1%)	Decrease
	49,996	Cost(2)
Subordinated Debt	1,883	Discounted Cash Flow	Discount Rate	14.4% - 14.4% (14.4%)	Decrease
Asset Based Finance	238,892	Discounted Cash Flow	Discount Rate	4.7% - 41.3% (10.4%)	Decrease
	14,437	Cost(2)
	16,954	Other(3)
Total	$1,464,222

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
Note 9. Financing Arrangements
In accordance with the 1940 Act, the Company is allowed to borrow amounts such that its asset coverage, as calculated pursuant to the 1940 Act, equals at least 150% after such borrowing. As of June 30, 2025, the aggregate amount outstanding of the senior securities issued by the Company was $507,584. As of June 30, 2025, the Company’s asset coverage was 324%.
The following tables present summary information with respect to the Company’s outstanding financing arrangements as of June 30, 2025 and December 31, 2024. For additional information regarding these financing arrangements, see the notes to the Company’s audited consolidated financial statements contained in its annual report on Form 10-K for the year ended December 31, 2024. See Note 9 to the financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 for a description of amendments or other changes to the financing arrangements during the three months ended March 31, 2025. Any significant changes to the Company’s financing arrangements during the three months ended June 30, 2025 are discussed below.

	As of June 30, 2025 (Unaudited)
Arrangement	Type of Arrangement	Rate	Amount Outstanding		Amount Available	Maturity Date
Senior Secured Revolving Credit Facility(1)	Revolving Credit Facility	SOFR+2.125%(2)	$110,534	(3)	$239,466	July 19, 2028
K-FIT AB-1 Credit Facility(1)	Revolving Credit Facility	SOFR+2.25%(2)	232,550		17,450	October 10, 2028
K-FIT CO-1 Credit Facility(1)	Revolving Credit Facility	SOFR+2.15%(2)	164,500		85,500	March 4, 2030
Total			$507,584		$342,416
________________
(1)The carrying amount outstanding under the facility approximates its fair value.
(2)The benchmark rate is subject to a 0% floor.
(3)Amount includes borrowing in Euros and pounds sterling. Euro balance outstanding of €9,100 has been converted to U.S. dollars at an exchange rate of €1.00 to $1.18 as of June 30, 2025. Pounds sterling balance outstanding of £43,600 has been converted to U.S. dollars at an exchange rate of £1.00 to $1.37 as of June 30, 2025 to reflect total amount outstanding in U.S. dollars.

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
For the six months ended June 30, 2025 and 2024, the components of total interest expense for the Company’s financing arrangements were as follows:

	Six Months Ended June 30,
	2025			2024
Arrangement(1)	Direct Interest Expense(2)	Amortization of Deferred Financing Costs	Total Interest Expense	Direct Interest Expense(2)	Amortization of Deferred Financing Costs	Total Interest Expense
Senior Secured Revolving Credit Facility	$2,590	$244	$2,834	$2,243	$194	$2,437
K-FIT AB-1 Credit Facility	7,710	374	8,084	2,651	280	2,931
K-FIT CO-1 Credit Facility	2,700	137	2,837	—	—	—
Total	$13,000	$755	$13,755	$4,894	$474	$5,368
________________
(1)Borrowings of each of the Company’s wholly-owned, special-purpose financing subsidiaries are considered borrowings of the Company for purposes of complying with the asset coverage requirements applicable to BDCs under the 1940 Act.
(2)Direct interest expense includes the effect of non-usage fees.
The Company’s average borrowings and weighted average interest rate, including the effect of non-usage fees, for the six months ended June 30, 2025 were $380,622 and 6.83%, respectively. As of June 30, 2025, the Company’s weighted average effective interest rate on borrowings, including the effect of non-usage fees, was 6.73%.
The Company’s average borrowings and weighted average interest rate, including the effect of non-usage fees, for the six months ended June 30, 2024 were $98,408 and 9.95%, respectively. As of June 30, 2024, the Company’s weighted average effective interest rate on borrowings, including the effect of non-usage fees, was 8.59%.
Under its financing arrangements, the Company has made certain representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar financing arrangements. The Company was in compliance with all covenants required by its financing arrangements as of June 30, 2025.
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
During the six months ended June 30, 2025, the Company purchased investments, including unfunded commitments, with a cost of $18,690 from the Financing Provider. As of June 30, 2025, $3,162 of these purchases are included in payable for investments

KKR FS Income Trust
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 10. Commitments and Contingencies (continued)
purchased in the unaudited consolidated statement of assets and liabilities. For the period from July 1, 2025 through August 8, 2025, there were no investments purchased by the Company from the Financing Provider.
As of June 30, 2025, the conditions precedent to the Company’s obligation to purchase any additional investments from the Financing Provider had not been met. The Company did not hold any beneficial interest in the warehouse.
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
Unfunded commitments to provide funds to portfolio companies are not recorded in the Company’s consolidated statements of assets and liabilities. Since these commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. The Company has sufficient liquidity to fund these commitments. As of June 30, 2025, the Company’s unfunded commitments consisted of the following:

Category / Company(1)	Commitment Amount
Senior Secured Loans—First Lien
Apex Service Partners LLC	$3,722
Arcfield Acquisition Corp	1,375
Arcwood Environmental (fka Heritage Environmental Services Inc)	2,797
Arcwood Environmental (fka Heritage Environmental Services Inc)	276
Area Wide Protective Inc	2,769
Avetta LLC	1,146
Avetta LLC	1,605
Bonterra LLC	3,890
Bonterra LLC	3,064
Cadence Education LLC	1,412
Cadence Education LLC	1,440
Cambrex Corp	1,890
Cambrex Corp	2,160
Carrier Fire Protection	1,530
Carrier Fire Protection	1,656
Carrier Fire Protection	152
Circana Group (f.k.a. NPD Group)	718
Clarience Technologies LLC	9,439
Clarience Technologies LLC	3,129
Clarience Technologies LLC	1,126
CLEAResult Consulting Inc	3,108
CLEAResult Consulting Inc	2,064
Community Brands Inc	932
Community Brands Inc	1,750
CSafe Global	864
Dental365 LLC	2,083
Dental365 LLC	1,450
DOXA Insurance Holdings LLC	1,085

KKR FS Income Trust
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 10. Commitments and Contingencies (continued)

Category / Company(1)	Commitment Amount
DOXA Insurance Holdings LLC	$51
DOXA Insurance Holdings LLC	838
DuBois Chemicals Inc	2,138
DuBois Chemicals Inc	855
Eagle Railcar Services Roscoe Inc	2,008
Eagle Railcar Services Roscoe Inc	1,807
Follett Software Co	661
Frontline Road Safety LLC	7,072
Frontline Road Safety LLC	3,243
Galway Partners Holdings LLC	630
Granicus Inc	39
Granicus Inc	1,339
Highgate Hotels Inc	1,114
Homrich & Berg Inc	1,274
Horizon CTS Buyer LLC	2,302
Horizon CTS Buyer LLC	2,647
Individual FoodService	439
Inhabit IQ	1,192
Inhabit IQ	745
Insightsoftware.Com Inc	4,805
Insightsoftware.Com Inc	823
Integrity Marketing Group LLC	6,056
Integrity Marketing Group LLC	9,481
J S Held LLC	1,334
J S Held LLC	3,160
Lazer Logistics Inc	684
Legends Hospitality LLC	1,206
Legends Hospitality LLC	1,005
Magna Legal Services LLC	850
Magna Legal Services LLC	568
MAI Capital Management LLC	3,164
MAI Capital Management LLC	1,959
MAI Capital Management LLC	6,225
MB2 Dental Solutions LLC	4,092
MB2 Dental Solutions LLC	1,882
Mercer Advisors Inc	5,140
Model N Inc	2,664
Model N Inc	1,421
Netsmart Technologies Inc	4,236
Netsmart Technologies Inc	4,343
OEConnection LLC	1,597
OEConnection LLC	1,376
PCI Pharma Services	6,510
PCI Pharma Services	1,235
PSC Group	239

KKR FS Income Trust
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 10. Commitments and Contingencies (continued)

Category / Company(1)	Commitment Amount
PSC Group	$305
Radwell International LLC	1,270
Radwell International LLC	9,049
Resa Power LLC	3,984
Resa Power LLC	1,975
Revere Superior Holdings Inc	477
Revere Superior Holdings Inc	535
Rialto Capital Management LLC	362
Rockefeller Capital Management LP	2,244
Service Express Inc	2,555
Service Express Inc	1,865
Spins LLC	1,063
Spotless Brands LLC	2,052
STV Group Inc	1,382
STV Group Inc	1,974
SureScripts LLC	5,938
Trackunit ApS	8,233
Turnpoint Services Inc	609
Turnpoint Services Inc	1,108
USIC Holdings Inc	929
USIC Holdings Inc	1,647
Veriforce LLC	1,170
Veriforce LLC	935
Vermont Information Processing Inc	3,804
Vermont Information Processing Inc	1,141
VetCor Professional Practices LLC	456
Vitu	3,598
Wealth Enhancement Group LLC	298
Wedgewood Weddings	4,702
Wedgewood Weddings	4,702
West Star Aviation Inc	3,097
West Star Aviation Inc	1,658
Woolpert Inc	2,938
Woolpert Inc	2,969
Xylem Kendall	7,401
Xylem Kendall	833
Zeus Industrial Products Inc	3,244
Zeus Industrial Products Inc	2,174
Asset Based Finance
Altitude II IRL WH Borrower DAC, Revolver	143
Bausch Health Cos Inc, Revolver	18,750
Curia Global Inc, Revolver	10,333
Discover Financial Services, Subordinated Loan	23
EW Scripps Co/The, Revolver	6,667
Florida Food Products LLC, Revolver	923

KKR FS Income Trust
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 10. Commitments and Contingencies (continued)

Category / Company(1)	Commitment Amount
Fortna Group Inc, Revolver	$9,407
GreenSky Holdings LLC, Term Loan	374
Opendoor Labs Inc, Structured Mezzanine	4,130
TalkTalk Telecom Group Ltd, Revolver	2,367
Tropicana Products Inc, Revolver	4,183
Vietjet Aviation JSC, Term Loan	10,304
Weber-Stephen Products LLC, Revolver	12,409
Total	$339,770
Unfunded Equity/Other commitments	$19,594
____________________
(1)May be commitments to one or more entities affiliated with the named company.
As of June 30, 2025, the Company’s debt commitments are comprised of $167,463 revolving credit facilities and $172,307 delayed draw term loans, which generally are used for acquisitions or capital expenditures and are subject to certain performance tests. Such unfunded debt commitments have a fair value representing unrealized appreciation (depreciation) of $545. The Company’s unfunded Equity/Other commitments generally require certain conditions to be met or actual approval from the Adviser prior to funding.
While the Company does not expect to fund all of its unfunded commitments, there can be no assurance that it will not be required to do so.
In the normal course of business, the Company may enter into guarantees on behalf of portfolio companies. Under such arrangements, the Company would be required to make payments to third parties if the portfolio companies were to default on their related payment obligations. The Company had no such guarantees outstanding at June 30, 2025 and December 31, 2024.

KKR FS Income Trust
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 11. Financial Highlights
The following is a schedule of financial highlights of the Company for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30,
	2025	2024
Per Share Data:
Net asset value, beginning of period	$29.56	$28.84
Results of operations
Net investment income (loss)(1)	1.60	1.64
Net realized gain (loss) and unrealized appreciation (depreciation)(2)	0.12	0.55
Net increase (decrease) in net assets resulting from operations	1.72	2.19
Shareholder distributions(3)
Distributions from net investment income	(1.60)	(1.58)
Net decrease in net assets resulting from shareholder distributions	(1.60)	(1.58)
Capital share transactions
Issuance of Common Shares(4)	—	—
Net increase (decrease) in net assets resulting from capital share transactions	—	—
Net asset value, end of period	$29.68	$29.45
Shares outstanding, end of period	38,328,674	13,255,282
Total return based on net asset value(5)	5.95%	7.59%
Ratio/Supplemental Data:
Net assets, end of period	$1,137,743	$390,404
Ratio of net investment income to average net assets(6)	10.85%	11.22%
Ratio of total operating expenses to average net assets(6)	6.00%	8.63%
Ratio of waived expenses to average net assets(6)	(2.58)%	(2.66)%
Ratio of net operating expenses to average net assets(6)	3.42%	5.97%
Portfolio turnover(7)	11.09%	10.92%
Total amount of senior securities outstanding, exclusive of treasury securities	$507,584	$169,547
Asset coverage per unit(8)	3.24	3.30
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
(6)Weighted average net assets during the applicable period are used for this calculation. Ratios for the six months ended June 30, 2025 and 2024 are annualized, with the exception of capital gains incentive fees and recoupment of previously waived expenses. Annualized ratios for the six months ended June 30, 2025 are not necessarily indicative of the ratios that may be expected for the year ending December 31, 2025. The following is a schedule of supplemental ratios for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30,
	2025	2024
Ratio of accrued capital gains incentive fees to average net assets	0.05%	0.24%
Ratio of interest expense to average net assets	2.73%	3.53%
(7)Portfolio turnover for the six months ended June 30, 2025 and 2024 are not annualized.
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
Note 13. Subsequent Events
Distributions
On July 14, 2025, the Board declared a distribution of $0.25 per Common Share, payable on or about August 27, 2025 to shareholders of record as of the close of business on July 31, 2025. Additionally, on July 31, 2025, the Board declared a distribution of $0.25 per Common Share, payable on or about September 26, 2025 to shareholders of record as of the close of business on August 29, 2025. Shareholders may receive the distribution payments in cash or in Common Shares in accordance with their election under the Company’s distribution reinvestment plan.
Private Offering Closings
On July 1, 2025, the Company issued and sold 2,425,887 Common Shares in the Private Offering (with the final number of Common Shares issued being determined on July 23, 2025) pursuant to Subscription Agreements entered into with the participating investors for aggregate consideration of $72,000.
On August 1, 2025, the Company issued and sold Common Shares in the Private Offering pursuant to Subscription Agreements entered into with the participating investors for aggregate consideration of approximately $55,591. The final number of Common Shares issued as of August 1, 2025 in connection with the monthly closing will be determined at a later date in connection with the Company’s determination of its net asset value per Common Share as of July 31, 2025.

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
•actual and potential conflicts of interest with the other funds managed by the Adviser, Future Standard, KKR Credit or any of their respective affiliates;
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
Pursuant to the Administration Agreement, we reimburse the Adviser for expenses necessary to perform services related to our administration and operations, including the Adviser’s allocable portion of the compensation and related expenses of certain personnel of Future Standard and KKR Credit providing administrative services to us on behalf of the Adviser. We reimburse the Adviser no less than monthly for all costs and expenses incurred by the Adviser in performing its obligations and providing personnel and facilities under the Administration Agreement. The Adviser allocates the cost of such services to us based on factors such as total assets, revenues, time allocations and/or other reasonable metrics. The Board reviews the methodology employed in determining how the expenses are allocated to us and the proposed allocation of administrative expenses among us and certain affiliates of the Adviser. The Board then assesses the reasonableness of such reimbursements for expenses allocated to us based on the breadth, depth and quality of such services as compared to the estimated cost to us of obtaining similar services from third-party service providers known to be available. In addition, the Board considers whether any single third-party service provider would be capable of providing all such services at comparable cost and quality. Finally, the Board compares the total amount paid to the Adviser for such services as a percentage of our net assets to the same ratio as reported by other comparable BDCs.
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
The Adviser has agreed to advance all of our organizational and offering expenses on our behalf (including legal, accounting, printing, mailing, subscription processing and filing fees and expenses and other offering expenses, including costs associated with technology integration between our systems and those of our participating brokers, reasonable bona fide due diligence expenses of participating brokers supported by detailed and itemized invoices, costs in connection with preparing sales materials and other marketing expenses, design and website expenses, fees and expenses of our transfer agent, fees to attend retail seminars sponsored by participating brokers and costs, expenses and reimbursements for travel (provided that we shall not be required to bear the cost of private airfare in excess of comparable first-class/business rates on a commercial airline, if available), meals, accommodations, entertainment and other similar expenses related to meetings or events with prospective investors, brokers, registered investment advisors or financial or other advisors, but excluding the shareholder servicing and/or distribution fee) through a date determined by the Adviser in its discretion. We had no obligation to reimburse the Adviser for such advanced expenses until the initial issuance of Common Shares to non-affiliated investors after commencement of the monthly closings for the Private Offering, which commenced on June 30, 2023. As of June 30, 2025, we had incurred organizational and offering expenses of $991 and $4,409, respectively, which expenses the Adviser elected to cover pursuant to the Expense Support Agreement, subject to reimbursement by us pursuant to its terms. See “Expense Support and Conditional Reimbursement” below for more information. In no event will we bear in excess of $1.5 million in organizational expenses; the Adviser has agreed to be responsible for any organizational expenses in excess of $1.5 million.
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
For the six months ended June 30, 2025 and the year ended December 31, 2024, there were no Expense Payments that the Adviser agreed to pay, subject to reimbursement by us in accordance with the Expense Support Agreement. For the six months ended June 30, 2025 and the year ended December 31, 2024, we reimbursed the Adviser for $0 and $436, respectively, of previously waived expenses. As of June 30, 2025, there are no remaining amounts of previously waived expenses subject to recoupment.
Fees and Expenses
The following table illustrates the aggregate fees and expenses that we expect to incur and that shareholders can expect to bear, either directly or indirectly, during the following twelve months.

Shareholder transaction expenses (fees paid directly from shareholder investment)
Maximum sales load imposed on purchases(1)	—
Annual operating expenses (as a percentage of average net assets attributable to shares)(2)
Base Management Fee(3)	1.25%
Incentive fees payable under our investment advisory agreement(4)	—
Interest payments on borrowed funds(5)	4.99%
Distribution/Servicing Fees(6)	—
Organizational and offering costs(7)	0.00%
Other expenses(8)	0.50%
Total annual expenses	6.74%
Waiver of management and subordinated income incentive fees(3)	(0.31)%
Net annual expenses	6.43%
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

(2)Amount assumes that we sell $1,095.6 million worth of Class I shares during the following twelve months, resulting in estimated average net assets of $1,685.5 million based on current asset levels. That amount also assumes that we borrow funds of approximately 74% of our average net assets during such period. Actual expenses will depend on the number of Class I shares we sell in the Private Offering and the amount of leverage we employ, if any. There can be no assurance that we will sell $1,095.6 million worth of Class I shares during the following twelve months.
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
(5)Interest payments on borrowed funds represents an estimate of our annualized interest expense based on our total borrowings as of June 30, 2025. At June 30, 2025, the weighted average effective interest rate for total outstanding debt was 6.73%. We may borrow additional funds from time to time to make investments to the extent we determine that the economic situation is conducive to doing so. To the extent that we determine it is appropriate to borrow funds to make investments, the costs associated with such borrowing will be indirectly borne by our shareholders.
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
(7)The Adviser has agreed to advance all of our organizational and offering expenses on our behalf through a date determined by the Adviser in its discretion. We will reimburse the Adviser for any such amounts paid on our behalf pursuant to the terms of the Expense Support Agreement. See “Expenses” and “Expense Support and Conditional Reimbursement” sections above for more information.
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
Example
The following example demonstrates the projected dollar amount of total expenses that would be incurred over various periods with respect to a $10,000 hypothetical investment in the Class I shares assuming reinvestment of all distributions at NAV and that our direct and indirect annual operating expenses would remain at the percentage levels set forth in the table above (assuming we borrow an amount of approximately 74% of our average net assets):

	1 Year	3 Years	5 Years	10 Years
Shareholders would pay the following expenses on a $10,000 investment, assuming a 5% annual return(1)	$638	$1,944	$3,205	$6,169
Shareholders would pay the following expenses on a $10,000 investment, assuming a 5% annual return entirely from realized capital gains	$698	$2,107	$3,450	$6,539
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

Portfolio Investment Activity for the Three and Six Months Ended June 30, 2025 and for the Year Ended December 31, 2024
Total Portfolio Activity
The following tables present certain selected information regarding our portfolio investment activity for the three and six months ended June 30, 2025:

	For the Three Months Ended	For the Six Months Ended
Net Investment Activity	June 30, 2025	June 30, 2025
Purchases	$346,185	$680,789
Sales and Repayments	(123,907)	(150,840)
Net Portfolio Activity	$222,278	$529,949

	For the Three Months Ended				For the Six Months Ended
	June 30, 2025				June 30, 2025
New Investment Activity by Asset Class	Purchases	Percentage	Sales and Repayments	Percentage	Purchases	Percentage	Sales and Repayments	Percentage
Senior Secured Loans—First Lien	$299,485	87%	$92,904	75%	$511,297	75%	$105,508	70%
Asset Based Finance	46,700	13%	31,003	25%	169,492	25%	45,332	30%
Total	$346,185	100%	$123,907	100%	$680,789	100%	$150,840	100%
The following table summarizes the composition of our investment portfolio at cost and fair value as of June 30, 2025 and December 31, 2024:

	June 30, 2025 (Unaudited)			December 31, 2024
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$1,266,412	$1,277,689	79.4%	$857,958	$865,488	81.3%
Subordinated Debt	1,804	1,883	0.1%	1,682	1,667	0.2%
Asset Based Finance	318,669	329,381	20.5%	193,223	196,918	18.5%
Total	$1,586,885	$1,608,953	100.0%	$1,052,863	$1,064,073	100.0%
_____________________
(1)Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.
The following table presents certain selected information regarding the composition of our investment portfolio as of June 30, 2025 and December 31, 2024:

	June 30, 2025	December 31, 2024
Number of Portfolio Companies	139	101
% of Direct Originations in Investment Portfolio	100.0%	100.0%
% Variable Rate Debt Investments (based on fair value)(1)	89.3%	90.9%
% Fixed Rate Debt Investments (based on fair value)(1)	8.7%	6.1%
% Other Income Producing Investments (based on fair value)(2)	1.7%	1.6%
% Non-Income Producing Investments (based on fair value)	0.3%	1.4%
Weighted Average Annual Yield on Accruing Debt Investments(1)(3)	9.9%	10.1%
Weighted Average Annual Yield on All Debt Investments(4)	9.9%	10.1%
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
(3)The Weighted Average Annual Yield on Accruing Debt Investments is computed as (i) the sum of (a) the stated annual interest rate, dividend rate or other similar stated return of each accruing Debt Investment, multiplied by its par amount, adjusted to U.S. dollars and for any partial income accrual when necessary, as of the end of the applicable reporting period, plus (b) the annual amortization of the purchase or original issue discount or premium of each accruing Debt Investment; divided by (ii) the total amortized cost of Debt Investments included in the calculated group as of the end of the applicable reporting period. Stated annual interest rate for floating rate Debt Investments assumes the greater of (a) the respective base rate in effect as of June 30, 2025, and (b) the stated base rate floor. The base rate utilized in this calculation may not be indicative of the base rates for specific contracts as of June 30, 2025.

(4)The Weighted Average Annual Yield on All Debt Investments is computed as (i) the sum of (a) the stated annual interest rate, dividend rate or other similar stated return of each Debt Investment, multiplied by its par amount, adjusted to U.S. dollars and for any partial income accrual when necessary, as of the end of the applicable reporting period, plus (b) the annual amortization of the purchase or original issue discount or premium of each Debt Investment; divided by (ii) the total amortized cost of Debt Investments included in the calculated group as of the end of the applicable reporting period. Stated annual interest rate for floating rate Debt Investments assumes the greater of (a) the respective base rate in effect as of June 30, 2025, and (b) the stated base rate floor. The base rate utilized in this calculation may not be indicative of the base rates for specific contracts as of June 30, 2025.
For the six months ended June 30, 2025, our total return based on NAV was 5.95%. For the year ended December 31, 2024, our total return based on NAV was 13.87%. See footnote 5 to the table included in Note 11 to our unaudited consolidated financial statements included herein for information regarding the calculation of our total return based on NAV.
Portfolio Composition by Industry Classification
The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of June 30, 2025 and December 31, 2024:

	June 30, 2025 (Unaudited)		December 31, 2024
Industry Classification	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Banks	$706	0.0%	$1,148	0.1%
Capital Goods	232,901	14.5%	160,388	15.1%
Commercial & Professional Services	257,562	16.0%	207,960	19.6%
Consumer Discretionary Distribution & Retail	8,629	0.5%	6,683	0.6%
Consumer Durables & Apparel	21,942	1.4%	9,409	0.9%
Consumer Services	95,635	5.9%	59,984	5.6%
Consumer Staples Distribution & Retail	15,963	1.0%	16,427	1.6%
Equity Real Estate Investment Trusts (REITs)	21,221	1.3%	20,676	1.9%
Financial Services	146,264	9.1%	96,682	9.1%
Food, Beverage & Tobacco	19,964	1.2%	—	—
Health Care Equipment & Services	210,271	13.1%	157,954	14.9%
Insurance	97,746	6.1%	92,396	8.7%
Materials	35,900	2.2%	21,447	2.0%
Media & Entertainment	7,310	0.5%	—	—
Pharmaceuticals, Biotechnology & Life Sciences	44,249	2.8%	34,250	3.2%
Real Estate Management & Development	89,981	5.6%	43,784	4.1%
Software & Services	214,721	13.4%	78,631	7.4%
Technology Hardware & Equipment	264	0.0%	264	0.0%
Telecommunication Services	11,533	0.7%	—	—
Transportation	74,733	4.6%	54,412	5.1%
Utilities	1,458	0.1%	1,578	0.1%
Total	$1,608,953	100.0%	$1,064,073	100.0%

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
The following table shows the distribution of our investments on the 1 to 4 investment rating scale at fair value as of June 30, 2025 and December 31, 2024:

	June 30, 2025		December 31, 2024
Investment Rating	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
1	$1,560,843	97%	$1,030,177	97%
2	48,110	3%	33,896	3%
3	—	—	—	—
4	—	—	—	—
Total	$1,608,953	100%	$1,064,073	100%
The amount of the portfolio in each grading category may vary substantially from period to period resulting primarily from changes in the composition of the portfolio as a result of new investment, repayment and exit activities. In addition, changes in the grade of investments may be made to reflect our expectation of performance and changes in investment values.
Results of Operations
Comparison of the Three and Six Months Ended June 30, 2025 and June 30, 2024
Revenues
Our investment income for the three and six months ended June 30, 2025 and 2024 was as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2025		2024		2025		2024
	Amount	Percentage of Total Income	Amount	Percentage of Total Income	Amount	Percentage of Total Income	Amount	Percentage of Total Income
Interest income	$36,481	92.3%	$13,736	90.0%	$64,575	89.7%	$22,513	84.4%
Paid-in-kind interest income	923	2.3%	378	2.5%	2,555	3.5%	528	2.0%
Fee income	1,213	3.1%	635	4.2%	2,992	4.2%	2,559	9.6%
Dividend income	910	2.3%	511	3.3%	1,877	2.6%	1,080	4.0%
Total investment income(1)	$39,527	100.0%	$15,260	100.0%	$71,999	100.0%	$26,680	100.0%
___________
(1)Such revenues represent $38,049 and $14,720 of cash income earned as well as $1,478 and $540 in non-cash portions relating to accretion of discount and PIK interest for the three months ended June 30, 2025 and 2024, respectively. Such revenues represent $68,457 and $25,829 of cash income earned as well as $3,542 and $851 in non-cash portions relating to accretion of discount and PIK interest for the six months ended June 30, 2025 and 2024, respectively. Cash flows related to such non-cash revenues may not occur for a number of reporting periods or years after such revenues are recognized.
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
The increase in interest, PIK and dividend income for the three and six months ended June 30, 2025 compared to the three and six months ended June 30, 2024 is primarily due to the increase in the size of our investment portfolio.
Expenses
Our operating expenses for the three and six months ended June 30, 2025 and 2024 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Management fees	$3,347	$1,039	$6,155	$1,832
Subordinated income incentive fees	3,680	1,174	6,875	2,216
Capital gains incentive fees	(18)	458	498	724
Interest expense	8,115	3,372	13,755	5,368
Administrative services expenses	546	380	1,138	816
Accounting and administrative fees	154	80	258	114
Organizational and offering costs	440	807	440	1,265
Insurance expense	39	46	66	91
Audit expense	186	136	330	289
Other expenses	607	388	1,010	539
Total operating expenses	17,096	7,880	30,525	13,254
Management and incentive fee waivers	(7,027)	(2,213)	(13,030)	(4,048)
Expense (waiver) recoupment	—	—	—	436
Net operating expenses	$10,069	$5,667	$17,495	$9,642
The following table reflects selected expense ratios as a percent of average net assets for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Ratio of operating expenses to average net assets	1.56%	2.28%	3.02%	4.51%
Ratio of expense waivers to average net assets(1)	(0.64)%	(0.64)%	(1.29)%	(1.34)%
Ratio of net operating expenses to average net assets	0.92%	1.64%	1.73%	3.17%
Ratio of net incentive fees and interest expense to average net assets(1)	0.74%	1.11%	1.41%	2.00%
Ratio of net operating expenses, excluding certain expenses, to average net assets	0.18%	0.53%	0.32%	1.17%
__________
(1)Ratio data may be rounded in order to recompute the ending ratio of net operating expenses to average net assets or net operating expenses, excluding certain expenses, to average net assets.
We generally expect our general and administrative expenses to decrease as a percentage of our average net assets because of the anticipated growth in the size of our asset base.
The increase in expenses for the three and six months ended June 30, 2025 compared to the three and six months ended June 30, 2024 is primarily due to the increase in the size of our investment portfolio, which increased the acceleration of our operational activity during the three and six months ended June 30, 2025 and the incurrence of borrowings under the K-FIT CO-1 Credit Facility, the K-FIT AB-1 Credit Facility and the Senior Secured Revolving Credit Facility, which increased interest expense.
Interest expense, among other things, may increase or decrease our expense ratios relative to comparative periods depending on portfolio performance, changes in amounts outstanding under our financing arrangements and benchmark interest rates such as SOFR, among other factors.

Net Investment Income
Our net investment income totaled $29,458 ($0.80 per share) and $9,593 ($0.81 per share) for the three months ended June 30, 2025 and 2024, respectively. The increase in net investment income during the three months ended June 30, 2025 compared to the three months ended June 30, 2024 can primarily be attributed to the increase in interest, PIK and dividend income discussed above.
Our net investment income totaled $54,504 ($1.60 per share) and $17,038 ($1.64 per share) for the six months ended June 30, 2025 and 2024, respectively. The increase in net investment income during the six months ended June 30, 2025 compared to the six months ended June 30, 2024 can primarily be attributed to the increase in interest, PIK and dividend income discussed above.
Net Realized Gains or Losses
Our net realized gains (losses) on investments and foreign currency for the three and six months ended June 30, 2025 and 2024 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net realized gain (loss) on investments(1)	$(223)	$(9)	$(254)	$56
Net realized gain (loss) on foreign currency forward contracts	(88)	—	(88)	—
Net realized gain (loss) on foreign currency	(41)	6	(86)	51
Total net realized gain (loss)	$(352)	$(3)	$(428)	$107
______________
(1)We sold investments and received principal repayments of $35,986 and $87,921, respectively, during the three months ended June 30, 2025 and $25,313 and $5,021, respectively, during the three months ended June 30, 2024. We sold investments and received principal repayments of $37,473 and $113,367, respectively, during the six months ended June 30, 2025 and $37,915 and $9,082, respectively, during the six months ended June 30, 2024.
Net Change in Unrealized Appreciation (Depreciation)
Our net change in unrealized appreciation (depreciation) on investments, foreign currency forward contracts and unrealized gain (loss) on foreign currency for the three and six months ended June 30, 2025 and 2024 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net change in unrealized appreciation (depreciation) on investments	$4,865	$3,663	$10,858	$5,524
Net change in unrealized appreciation (depreciation) on foreign currency forward contracts	(356)	(6)	(504)	(6)
Net change in unrealized gain (loss) on foreign currency	(4,305)	12	(5,942)	169
Total net change in unrealized appreciation (depreciation)	$204	$3,669	$4,412	$5,687
The net change in unrealized appreciation (depreciation) during the three and six months ended June 30, 2025 and 2024 were driven primarily by appreciation on several specific assets in the portfolio.
Net Increase (Decrease) in Net Assets Resulting from Operations
For the three months ended June 30, 2025, the net increase in net assets resulting from operations was $29,310 ($0.79 per share) compared to a net increase in net assets resulting from operations of $13,259 ($1.12 per share) for the three months ended June 30, 2024.
For the six months ended June 30, 2025, the net increase in net assets resulting from operations was $58,488 ($1.72 per share) compared to a net increase in net assets resulting from operations of $22,832 ($2.20 per share) for the six months ended June 30, 2024.
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

As of June 30, 2025, we had $49,684 in cash and foreign currency, which we held in custodial accounts, $342,416 in borrowings available under our financing arrangements, subject to borrowing base and other limitations, and $165,500 of remaining uncalled capital commitments from investors in the Private Offering. As of June 30, 2025, we had unfunded debt investments with aggregate unfunded commitments of $339,770 and unfunded equity/other commitments of $19,594. We maintain sufficient cash on hand, available borrowings and liquid securities to fund such unfunded commitments should the need arise.
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
As of June 30, 2025, the aggregate amount outstanding of the senior securities issued by us was $507,584. As of June 30, 2025, our asset coverage ratio as calculated under the 1940 Act was 324%.
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
Financing Arrangements
The following table presents summary information with respect to our outstanding financing arrangements as of June 30, 2025:

	As of June 30, 2025 (Unaudited)
Arrangement	Type of Arrangement	Rate	Amount Outstanding		Amount Available	Maturity Date
Senior Secured Revolving Credit Facility(1)	Revolving Credit Facility	SOFR+2.125%(2)	$110,534	(3)	$239,466	July 19, 2028
K-FIT AB-1 Credit Facility(1)	Revolving Credit Facility	SOFR+2.25%(2)	232,550		17,450	October 10, 2028
K-FIT CO-1 Credit Facility(1)	Revolving Credit Facility	SOFR+2.15%(2)	164,500		85,500	March 4, 2030
Total			$507,584		$342,416
______________
(1)The carrying amount outstanding under the facility approximates its fair value.
(2)The benchmark rate is subject to a 0% floor.
(3)Amount includes borrowing in Euros and pounds sterling. Euro balance outstanding of €9,100 has been converted to U.S. dollars at an exchange rate of €1.00 to $1.18 as of June 30, 2025. Pounds sterling balance outstanding of £43,600 has been converted to U.S. dollars at an exchange rate of £1.00 to $1.37 as of June 30, 2025 to reflect total amount outstanding in U.S. dollars.
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
During certain periods, our distributions may exceed our earnings. As a result, it is possible that a portion of the distributions we make may represent a return of capital. A return of capital generally is a return of a shareholder’s investment rather than a return of earnings or gains derived from our investment activities. Each year a statement on Form 1099-DIV identifying the sources of the distributions will be mailed to our shareholders. No portion of the distributions paid during the six months ended June 30, 2025 or 2024 represented a return of capital.
We intend to make our regular distributions in the form of cash, out of assets legally available for distribution, except for those shareholders who have elected to receive their distributions in the form of additional Common Shares under our distribution reinvestment plan. Any distributions reinvested under the plan will nevertheless remain taxable to a U.S. shareholder.
The following tables reflect the cash distributions per share that we have declared on our Common Shares during the six months ended June 30, 2025 and 2024:

	For the Six Months Ended June 30, 2025
Date Declared	Distribution	Record Date	Payment Date	Distribution per Share
January 10, 2025	Regular	January 31, 2025	February 26, 2025	$0.25
February 11, 2025	Regular	February 28, 2025	March 27, 2025	0.25
March 10, 2025	Regular	March 31, 2025	April 28, 2025	0.25
March 10, 2025	Special	March 31, 2025	April 28, 2025	0.10
April 14, 2025	Regular	April 30, 2025	May 28, 2025	0.25
May 9, 2025	Regular	May 30, 2025	June 26, 2025	0.25
June 6, 2025	Regular	June 30, 2025	July 29, 2025	0.25
Total				$1.60

	For the Six Months Ended June 30, 2024
Date Declared	Distribution	Record Date	Payment Date	Distribution per Share
January 5, 2024	Regular	January 31, 2024	February 27, 2024	$0.24
February 20, 2024	Regular	February 29, 2024	March 26, 2024	0.24
March 7, 2024	Regular	March 28, 2024	April 26, 2024	0.25
April 3, 2024	Regular	April 30, 2024	May 29, 2024	0.25
May 2, 2024	Regular	May 31, 2024	June 26, 2024	0.25
June 11, 2024	Regular	June 28, 2024	July 29, 2024	0.25
June 11, 2024	Special	June 28, 2024	July 29, 2024	0.10
Total				$1.58
See Note 5 to our unaudited consolidated financial statements included herein for additional information regarding our distributions.
Recent Developments
Distributions
On July 14, 2025, the Board declared a distribution of $0.25 per Common Share, payable on or about August 27, 2025 to shareholders of record as of the close of business on July 31, 2025. Additionally, on July 31, 2025, the Board declared a distribution of $0.25 per Common Share, payable on or about September 26, 2025 to shareholders of record as of the close of business on August 29, 2025. Shareholders may receive the distribution payments in cash or in Common Shares in accordance with their election under the Company’s distribution reinvestment plan.
Private Offering Closings
On July 1, 2025, we issued and sold 2,425,887 Common Shares in the Private Offering (with the final number of Common Shares issued being determined on July 23, 2025) pursuant to Subscription Agreements entered into with the participating investors for aggregate consideration of $72,000.
On August 1, 2025, we issued and sold Common Shares in the Private Offering pursuant to Subscription Agreements entered into with the participating investors for aggregate consideration of approximately $55,591. The final number of Common Shares issued as of August 1, 2025 in connection with the monthly closing will be determined at a later date in connection with the Company’s determination of its net asset value per Common Share as of July 31, 2025.
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
As of June 30, 2025, our investment portfolio, valued at fair value in accordance with our Board-approved valuation policy, represented 95.18% of our total assets, as compared to 96.87% of our total assets as of December 31, 2024.

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
Other Contractual Obligations
We have entered into the Advisory Agreement and Administration Agreement with the Adviser to provide us with investment advisory and administrative services. Payments for investment advisory services under the Advisory Agreement are equal to (a) an annual Base Management Fee based on the average monthly value of the Company’s net assets during the most recently completed calendar quarter, and (b) an Incentive Fee based on our performance. The Adviser is reimbursed for administrative expenses incurred on our behalf. See Note 4 to our unaudited consolidated financial statements included herein for a discussion of these agreements and for the amount of fees and expenses accrued under these agreements during the six months ended June 30, 2025.
If any of our contractual obligations are terminated, our costs may increase under any new agreements that we enter into as replacements. We would also likely incur expenses in locating alternative parties to provide the services we expect to receive under our Advisory Agreement and our Administration Agreement.
Off-Balance Sheet Arrangements
We may become a party to financial instruments with off-balance sheet risk in the normal course of our business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of June 30, 2025, we had off-balance sheet arrangements with Cliffwater Corporate Lending Fund and CCLF Holdings (D13) LLC under the Cliffwater Facility Agreement, as described below.
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
As of June 30, 2025, the conditions precedent to the Company’s obligation to purchase any additional investments from the Financing Provider had not been met. The Company does not hold any beneficial interest in the warehouse.
During the six months ended June 30, 2025, the Company purchased investments, including unfunded commitments, with a cost of $18,690 from the Financing Provider. As of June 30, 2025, $3,162 of these purchases are included in payable for investments purchased in the unaudited consolidated statement of assets and liabilities. For the period from July 1, 2025 through August 8, 2025, there were no investments purchased by the Company from the Financing Provider.
As of August 8, 2025, there were six loans with an aggregate commitment par value of $19,373, inclusive of $5,906 of unfunded commitments, that the Financing Provider purchased and was holding at the Company’s request pursuant to the Cliffwater Facility Agreement.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We are subject to financial market risks, including changes in interest rates. As of June 30, 2025, 89.3% of our portfolio investments (based on fair value) were debt investments paying variable interest rates, 8.7% were debt investments paying fixed interest rates, 1.7% were other income producing investments and the remaining 0.3% consisted of non-income producing investments. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to any variable rate investments we hold and to declines in the value of any fixed rate investments we hold. However, many of our variable rate investments provide for an interest rate floor, which may prevent our interest income from increasing until benchmark interest rates increase beyond a threshold amount. To the extent that a substantial portion of our investments may be in variable rate investments, an increase in interest rates beyond this threshold would make it easier for us to meet or exceed the hurdle rate applicable to the subordinated incentive fee on income, and may result in a substantial increase in our net investment income and to the amount of Incentive Fees payable to the Adviser with respect to our increased pre-incentive fee net investment income. A prolonged reduction in interest rates could reduce our gross investment income and could result in a decrease in our net investment income if such decreases in interest rates are not offset by a corresponding increase in the spread over the specified reference rate that we earn on any portfolio investments, a decrease in our operating expenses or a decrease in the interest rate of our floating interest rate liabilities.

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
The following table shows the effect over a twelve-month period of changes in interest rates on our interest income, interest expense and net interest income assuming no changes in the composition of our investment portfolio, including the accrual status of our investments, and our financing arrangements in effect as of June 30, 2025 (dollar amounts are presented in thousands):

Basis Point Change in Interest Rates	Increase (Decrease) in Interest Income(1)	Increase (Decrease) in Interest Expense(2)	Increase (Decrease) in Net Interest Income(1)	Percentage Change in Net Interest Income
Down 250 basis points	$(34,506)	$(12,690)	$(21,816)	(17.1)%
Down 200 basis points	(27,643)	(10,152)	(17,491)	(13.7)%
Down 150 basis points	(20,741)	(7,614)	(13,127)	(10.3)%
Down 100 basis points	(13,828)	(5,076)	(8,752)	(6.8)%
Down 50 basis points	(6,914)	(2,538)	(4,376)	(3.4)%
Up 50 basis points	6,914	2,538	4,376	3.4%
Up 100 basis points	13,828	5,076	8,752	6.8%
Up 150 basis points	20,741	7,614	13,127	10.3%
Up 200 basis points	27,655	10,152	17,503	13.7%
Up 250 basis points	34,569	12,690	21,879	17.1%
_______________
(1)Assumes no defaults or prepayments by portfolio companies over the next twelve months.
(2)Assumes current debt outstanding as of June 30, 2025, and no changes over the next twelve months.
We expect that our long-term investments will be financed primarily with equity and debt. If deemed prudent, we may use interest rate risk management techniques in an effort to minimize our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations. During the six months ended June 30, 2025, we did not engage in interest rate hedging activities.
Foreign Currency Risk
From time to time, we may make investments that are denominated in a foreign currency that are subject to the effects of exchange rate movements between the foreign currency of each such investment and the U.S. dollar, which may affect future fair values and cash flows, as well as amounts translated into U.S. dollars for inclusion in our consolidated financial statements.
The table below presents the effect that a 10% immediate, unfavorable change in the foreign currency exchange rates (i.e. strengthening of the U.S. dollar) would have on the fair value of our investments denominated in foreign currencies as of June 30, 2025, by foreign currency, all other valuation assumptions remaining constant. In addition, the table below presents the par value of our investments denominated in foreign currencies and the notional amount of foreign currency forward contracts in local currency in place as of June 30, 2025 to hedge against foreign currency risks. Dollar amounts are presented in thousands.

	Investments Denominated in Foreign Currencies As of June 30, 2025				Economic Hedging As of June 30, 2025
	Cost in Local Currency	Cost in US$	Fair Value	Reduction in Fair Value as of June 30, 2025 if 10% Adverse Change in Exchange Rate(1)	Net Foreign Currency Hedge Amount in Local Currency	Net Foreign Currency Hedge Amount in US$
British Pound Sterling	£42,518	$58,362	$63,751	$6,375	£2,502	$3,434
Euros	€10,271	12,099	13,559	1,356	€2,902	3,419
Total		$70,461	$77,310	$7,731		$6,853
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
As of June 30, 2025, the net contractual amount of our foreign currency forward contracts totaled $6,853, all of which related to hedging of our foreign currency denominated debt investments. As of June 30, 2025, we had outstanding borrowings denominated in foreign currencies of €9,100 and £43,600 under our Senior Secured Revolving Credit Facility.
Item 4.    Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2025.
Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that we would meet our disclosure obligations.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the three-month period ended June 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Except as previously reported in our current reports on Form 8-K, we did not sell any equity securities during the three months ended June 30, 2025 that were not registered under the Securities Act.
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
The Company may, in its sole discretion from time to time, waive the early repurchase deduction in the following circumstances (subject to the conditions described below): repurchases resulting from death, qualifying disability or divorce; in the event that a Shareholder’s shares are repurchased because the shareholder has failed to maintain the $500 minimum account balance; due to trade or operational error; or repurchases submitted in connection with discretionary transfer programs (and similar arrangements) as approved by the Company. Shareholders should be aware that their financial intermediary’s operational systems may not support participation in a Company-approved discretionary transfer program or may impose additional or different requirements in connection with such requests. Accordingly, Shareholders wishing to submit tender requests in connection with a Company-approved discretionary transfer program should contact their financial intermediary as soon as possible in order to determine their financial intermediary’s system limitations or requirements.
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
The following table sets forth information regarding repurchases of shares of our Common Shares effectuated under our discretionary share repurchase program during the three months ended June 30, 2025:

Repurchase Date	Offer Date	Tender Offer Expiration	Purchase Price per Share	Common Shares Repurchased	Aggregate Dollar Amount of Common Shares Accepted for Repurchase (in thousands)
April 1, 2025	March 3, 2025	March 28, 2025	$29.64	18,836	$547
On June 2, 2025, we commenced a tender offer, or the June 2025 Tender Offer, pursuant to which we offered to repurchase up to 1,662,583 Common Shares tendered prior to 11:59 p.m., E.T. on June 30, 2025, or the June 2025 Tender Offer Expiration Date. There were 39,970 Common Shares validly tendered by shareholders prior to the June 2025 Tender Offer Expiration Date.
See Note 3 to our unaudited consolidated financial statements included herein for more information regarding our discretionary share repurchase program.
Item 3.    Defaults upon Senior Securities.
Not applicable.
Item 4.    Mine Safety Disclosures.
Not applicable.
Item  5.    Other Information.
Rule 10b5-1 Trading Plans
During the fiscal quarter ended June 30, 2025, none of our trustees or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

3.3*	Certificate of Amendment to Certificate of Trust

3.4
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

3.6	Bylaws (Previously filed as an exhibit to the Registrant’s Registration Statement on Form 10 (File No. 000-56493) filed on November 17, 2022 and incorporated herein by reference)

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended

32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized on August 13, 2025.

KKR FS Income Trust

By:	/s/ Michael C. Forman
Michael C. Forman Chief Executive Officer (Principal Executive Officer)

By:	/s/ Steven Lilly
Steven Lilly Chief Financial Officer (Principal Financial Officer)

By:	/s/ William Goebel
William Goebel Chief Accounting Officer