Form 10-Q
period 2025-09-30
KKR FS Income Trust
filed 2025-11-12
CIK 1930679

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________________
FORM 10-Q
_________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2025

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
The number of shares of the registrant’s common shares of beneficial interest, par value $0.01 per share, outstanding as of October 31, 2025 was 49,100,279 of Class I shares.

PART I—FINANCIAL INFORMATION
Item 1.    Financial Statements.
KKR FS Income Trust
Consolidated Statements of Assets and Liabilities
(in thousands, except share and per share amounts)

	September 30, 2025 (Unaudited)	December 31, 2024
Assets
Investments, at fair value
Non-controlled/unaffiliated investments (amortized cost—$1,968,598 and $1,027,138, respectively)	$1,995,558	$1,037,289
Non-controlled/affiliated investments (amortized cost—$8,156 and $8,095, respectively)	8,655	8,841
Controlled/affiliated investments (amortized cost—$17,158 and $17,630, respectively)	17,498	17,943
Total investments, at fair value (amortized cost—$1,993,912 and $1,052,863, respectively)	2,021,711	1,064,073
Cash and cash equivalents	42,849	19,277
Foreign currency (cost—$470 and $424, respectively)	470	416
Receivable for investments sold and repaid	2,836	216
Income receivable	15,818	10,401
Unrealized appreciation on foreign currency forward contracts	111	200
Deferred financing costs	5,320	3,659
Prepaid expenses and other assets	2,082	254
Total assets	$2,091,197	$1,098,496

Liabilities
Payable for investments purchased	$1,978	$23,746
Debt(1)	661,820	229,355
Unrealized depreciation on foreign currency forward contracts	223	—
Shareholders’ distributions payable	11,753	9,818
Organizational and offering costs payable	—	103
Accrued capital gains incentive fee(2)	2,845	1,467
Administrative services expense payable	1,194	365
Accrued accounting and administrative fees	209	83
Interest payable	5,761	3,150
Other accrued expenses and liabilities	2,041	1,167
Total liabilities	687,824	269,254
Commitments and contingencies(3)

Shareholders’ equity
Common Shares, $0.01 par value, unlimited shares authorized, 47,002,485 and 28,051,771 Class I shares issued and outstanding, respectively	470	281
Capital in excess of par value	1,378,221	815,969
Retained earnings (accumulated deficit)	24,682	12,992
Total shareholders’ equity	1,403,373	829,242
Total liabilities and shareholders’ equity	$2,091,197	$1,098,496
Net asset value per share of common shares at period end	$29.86	$29.56
_______________
(1)See Note 9 for a discussion of the Company’s financing arrangements.
(2)See Note 2 for a discussion of the methodology employed by the Company in calculating the capital gains incentive fees.
(3)See Note 10 for a discussion of the Company’s commitments and contingencies.
See notes to unaudited consolidated financial statements.

KKR FS Income Trust
Unaudited Consolidated Statements of Operations
(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Investment income
From non-controlled/unaffiliated investments:
Interest income	$40,345	$18,763	$104,185	$41,221
Paid-in-kind interest income	1,397	1,046	3,748	1,574
Fee income	2,336	2,253	5,305	4,812
Dividend and other income	401	115	1,519	1,158
From non-controlled/affiliated investments:
Interest income	—	136	—	200
Paid-in-kind interest income	102	—	306	—
Fee income	—	8	—	8
Dividend and other income	75	—	395	—
From controlled/affiliated investments:
Interest income	363	—	1,098	—
Fee income	—	—	23	—
Dividend and other income	714	86	1,153	114
Total investment income	45,733	22,407	117,732	49,087

Operating expenses
Management fees	3,912	1,596	10,067	3,428
Subordinated income incentive fees(1)	4,266	2,034	11,141	4,250
Capital gains incentive fees(1)	880	247	1,378	971
Interest expense(2)	9,444	3,804	23,199	9,172
Administrative services expense	759	560	1,897	1,376
Accounting and administrative fees	164	72	422	186
Organizational and offering costs	—	1,025	440	2,290
Insurance expense	38	46	104	137
Audit expense	219	147	549	436
Other general and administrative expenses	981	469	1,991	1,008
Total operating expenses	20,663	10,000	51,188	23,254
Management and incentive fee waivers	(8,178)	(3,630)	(21,208)	(7,678)
Recoupment of previously waived expenses(3)	—	—	—	436
Net expenses	12,485	6,370	29,980	16,012
Net investment income	33,248	16,037	87,752	33,075

Realized and unrealized gain/loss
Net realized gain (loss) on investments:
Non-controlled/unaffiliated investments	367	21	113	77
Net realized gain (loss) on foreign currency forward contracts	(114)	9	(202)	9
Net realized gain (loss) on foreign currency	(602)	(192)	(688)	(141)
Net change in unrealized appreciation (depreciation) on investments:
Non-controlled/unaffiliated investments	5,763	2,921	16,809	8,388
Non-controlled/affiliated investments	79	319	(247)	306
Controlled/affiliated investments	(111)	(29)	27	41
Net change in unrealized appreciation (depreciation) on foreign currency forward contracts	192	(113)	(312)	(119)
Net change in unrealized gain (loss) on foreign currency	1,470	(962)	(4,472)	(793)
Total net realized and unrealized gain (loss)	7,044	1,974	11,028	7,768
Net increase (decrease) in net assets resulting from operations	$40,292	$18,011	$98,780	$40,843

See notes to unaudited consolidated financial statements.

KKR FS Income Trust
Unaudited Consolidated Statements of Operations (continued)
(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Per share information—basic and diluted
Net increase (decrease) in net assets resulting from operations (Earnings (Losses) per Share)	$0.93	$0.98	$2.66	$3.12
Weighted average shares outstanding	43,411,691	18,447,883	37,200,259	13,059,527
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

KKR FS Income Trust
Unaudited Consolidated Statements of Changes in Net Assets
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operations
Net investment income (loss)	$33,248	$16,037	$87,752	$33,075
Net realized gain (loss) on investments, foreign currency forward contracts and foreign currency	(349)	(162)	(777)	(55)
Net change in unrealized appreciation (depreciation) on investments and foreign currency forward contracts	5,923	3,098	16,277	8,616
Net change in unrealized gain (loss) on foreign currency	1,470	(962)	(4,472)	(793)
Net increase (decrease) in net assets resulting from operations	40,292	18,011	98,780	40,843

Shareholder distributions
Distributions to common shareholders	(32,622)	(16,030)	(87,090)	(32,828)
Distributions to preferred shareholders	—	(15)	—	(46)
Net decrease in net assets resulting from shareholder distributions	(32,622)	(16,045)	(87,090)	(32,874)

Capital transactions(1)
Issuance of capital	253,210	222,940	548,207	363,244
Reinvestment of shareholder distributions	5,937	1,349	15,968	1,552
Repurchases of common shares	(1,187)	—	(1,734)	—
Net increase (decrease) in net assets resulting from capital share transactions	257,960	224,289	562,441	364,796
Total increase (decrease) in net assets	265,630	226,255	574,131	372,765
Net assets at beginning of period	1,137,743	390,404	829,242	243,894
Net assets at end of period	$1,403,373	$616,659	$1,403,373	$616,659
_______________
(1)See Note 3 for a discussion of the Company’s capital share transactions.
See notes to unaudited consolidated financial statements.

KKR FS Income Trust
Unaudited Consolidated Statements of Cash Flows
(in thousands)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$98,780	$40,843
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of investments	(1,179,295)	(613,073)
Paid-in-kind interest	(4,054)	(1,574)
Proceeds from sales and repayments of investments	244,685	60,091
Net realized (gain) loss on investments	(113)	(77)
Net change in unrealized (appreciation) depreciation on investments	(16,589)	(8,735)
Net change in unrealized (appreciation) depreciation on foreign currency forward contracts	312	119
Accretion of discount	(2,747)	(794)
Amortization of deferred financing costs	1,199	722
Unrealized (gain)/loss on borrowings in foreign currency	4,478	795
(Increase) decrease in receivable for investments sold and repaid	(2,620)	59
(Increase) decrease in income receivable	(4,942)	(4,548)
(Increase) decrease in expense support receivable	—	436
(Increase) decrease in prepaid expenses and other assets	(1,828)	(82)
Increase (decrease) in payable for investments purchased	(21,768)	15,500
Increase (decrease) in organizational and offering costs payable	(103)	1,749
Increase (decrease) in accrued capital gains incentive fee	1,378	972
Increase (decrease) in administrative services expense payable	829	416
Increase (decrease) in accrued accounting and administrative fees	126	12
Increase (decrease) in interest payable	2,611	1,984
Increase (decrease) in other accrued expenses and liabilities	874	(57)
Net cash provided by (used in) operating activities	(878,787)	(505,242)
Cash flows from financing activities
Issuance of common shares	548,207	363,244
Repurchases of common shares	(1,734)	—
Distributions to common shareholders	(69,187)	(26,004)
Distributions to preferred shareholders	—	(46)
Borrowings under financing arrangements	795,237	439,252
Repayments under financing arrangements	(367,250)	(312,050)
Deferred financing costs paid	(2,860)	(530)
Net cash provided by (used in) financing activities	902,413	463,866
Total increase (decrease) in cash	23,626	(41,376)
Cash and foreign currency at beginning of period	19,693	78,991
Cash and foreign currency at end of period	$43,319	$37,615
Supplemental disclosure
Reinvestment of shareholder distributions	$15,968	$1,552
Federal and income taxes paid during the period	$145	—
Interest paid during the period	$19,389	$6,469
See notes to unaudited consolidated financial statements.

KKR FS Income Trust
Unaudited Consolidated Schedule of Investments
As of September 30, 2025
(in thousands, expect share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)					Floor(b)	Maturity	Principal Amount(c)/Shares	Amortized Cost	Fair Value(d)
Senior Secured Loans—First Lien—110.0%
Advanced Dermatology & Cosmetic Surgery	(f)	Health Care Equipment & Services	SF	+	6.3%			1.0%	05/27	$818	$818	$818
Affordable Care Inc	(f)	Health Care Equipment & Services	SF	+	6.0%	(3.3% PIK	/ 3.3% PIK)	0.8%	08/28	1,699	1,699	1,628
AGS Health LLC	(f)	Software & Services	SF	+	4.5%			0.5%	08/32	4,873	4,861	4,873
AGS Health LLC	(i)	Software & Services	SF	+	4.5%			0.5%	08/32	1,679	1,679	1,679
AGS Health LLC	(i)	Software & Services	SF	+	4.5%			0.5%	08/32	596	596	596
A-Lign Assurance LLC	(f)	Software & Services	SF	+	4.8%	(0.0% PIK	/ 3.0% PIK)	0.8%	08/32	11,232	11,121	11,120
A-Lign Assurance LLC	(i)	Software & Services	SF	+	4.8%	(0.0% PIK	/ 3.0% PIK)	0.8%	08/32	3,303	3,287	3,270
A-Lign Assurance LLC	(i)	Software & Services	SF	+	4.8%			0.8%	08/32	1,586	1,570	1,570
Amerivet Partners Management Inc	(f)	Health Care Equipment & Services	SF	+	5.5%			0.8%	02/28	3,274	3,274	3,227
Apex Service Partners LLC	(f)	Commercial & Professional Services	SF	+	5.0%			1.0%	10/30	2,563	2,550	2,589
Apex Service Partners LLC	(f)(g)(h)	Commercial & Professional Services	SF	+	5.0%			1.0%	10/30	54,893	54,285	55,442
Apex Service Partners LLC	(i)	Commercial & Professional Services	SF	+	5.0%			1.0%	10/29	3,751	3,722	3,751
Arcfield Acquisition Corp	(f)(g)	Capital Goods	SF	+	5.0%			0.5%	10/31	12,126	12,126	12,149
Arcfield Acquisition Corp	(i)	Capital Goods	SF	+	5.0%			0.5%	10/31	1,375	1,375	1,375
Arcwood Environmental (fka Heritage Environmental Services Inc)	(g)(h)	Commercial & Professional Services	SF	+	5.5%			0.8%	01/31	19,753	19,632	19,951
Arcwood Environmental (fka Heritage Environmental Services Inc)	(f)	Commercial & Professional Services	SF	+	5.0%			0.8%	01/31	794	793	802
Arcwood Environmental (fka Heritage Environmental Services Inc)	(f)	Commercial & Professional Services	SF	+	5.0%			0.8%	01/31	1,483	1,483	1,483
Arcwood Environmental (fka Heritage Environmental Services Inc)	(i)	Commercial & Professional Services	SF	+	5.5%			0.8%	01/30	2,797	2,797	2,797
Arcwood Environmental (fka Heritage Environmental Services Inc)	(i)	Commercial & Professional Services	SF	+	5.0%			0.8%	01/31	1,331	1,331	1,331
Area Wide Protective Inc	(f)(g)	Commercial & Professional Services	SF	+	4.5%			1.0%	12/30	5,302	5,267	5,302
Area Wide Protective Inc	(i)	Commercial & Professional Services	SF	+	4.5%			1.0%	12/30	2,769	2,769	2,769
Avetta LLC	(h)	Software & Services	SF	+	4.3%	(0.0% PIK	/ 2.6% PIK)	0.5%	07/31	6,557	6,500	6,623
Avetta LLC	(i)	Software & Services	SF	+	4.3%			0.5%	07/30	780	780	780
Avetta LLC	(i)	Software & Services	SF	+	4.5%			0.5%	07/30	367	367	367
Avetta LLC	(i)	Software & Services	SF	+	4.3%	(0.0% PIK	/ 2.6% PIK)	0.5%	07/31	1,605	1,605	1,621
BCA Marketplace Ltd	(f)(k)	Commercial & Professional Services	SA	+	6.3%	(0.0% PIK	/ 2.5% PIK)	0.0%	03/31	£9,211	11,726	12,185
BCA Marketplace Ltd	(f)(k)	Commercial & Professional Services	E	+	6.3%	(0.0% PIK	/ 2.5% PIK)	0.0%	04/31	€3,808	4,062	4,397
BDO USA PA	(f)(g)	Commercial & Professional Services	SF	+	5.0%			2.0%	08/28	$16,714	16,521	16,848
Bonterra LLC	(f)(g)	Software & Services	SF	+	5.0%			0.8%	03/32	35,931	35,744	35,931
Bonterra LLC	(f)	Software & Services	SF	+	5.0%			0.8%	03/32	584	580	584
Bonterra LLC	(i)	Software & Services	SF	+	5.0%			0.8%	03/32	3,894	3,890	3,894
Bonterra LLC	(i)	Software & Services	SF	+	5.0%			0.8%	03/32	3,310	3,310	3,310
See notes to unaudited consolidated financial statements.

KKR FS Income Trust
Unaudited Consolidated Schedule of Investments (continued)
As of September 30, 2025
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)					Floor(b)	Maturity	Principal Amount(c)/Shares	Amortized Cost	Fair Value(d)
Cadence Education LLC	(h)	Consumer Services	SF	+	5.0%			0.8%	05/31	$9,113	$9,074	$9,204
Cadence Education LLC	(f)	Consumer Services	SF	+	5.0%			0.8%	05/31	1,334	1,331	1,347
Cadence Education LLC	(i)	Consumer Services	SF	+	5.0%			0.8%	05/30	1,414	1,412	1,414
Cadence Education LLC	(i)	Consumer Services	SF	+	5.0%			0.8%	05/31	1,056	1,056	1,066
Cambrex Corp	(f)	Pharmaceuticals, Biotechnology & Life Sciences	SF	+	4.5%	(0.0% PIK	/ 2.8% PIK)	0.8%	03/32	14,471	14,404	14,760
Cambrex Corp	(i)	Pharmaceuticals, Biotechnology & Life Sciences	SF	+	4.5%			0.8%	03/32	1,890	1,890	1,890
Cambrex Corp	(i)	Pharmaceuticals, Biotechnology & Life Sciences	SF	+	4.8%			0.8%	03/32	2,160	2,160	2,203
Cambrex Corp	(i)	Pharmaceuticals, Biotechnology & Life Sciences	SF	+	4.8%	(0.0% PIK	/ 2.4% PIK)	0.8%	03/32	11,348	11,348	11,234
Carrier Fire Protection	(f)	Commercial & Professional Services	SF	+	4.5%			0.5%	07/30	366	358	366
Carrier Fire Protection	(h)	Commercial & Professional Services	SF	+	4.5%	(0.0% PIK	/ 2.0% PIK)	0.5%	07/31	7,740	7,680	7,817
Carrier Fire Protection	(f)	Commercial & Professional Services	SF	+	4.5%	(0.0% PIK	/ 3.0% PIK)	0.5%	07/31	412	398	416
Carrier Fire Protection	(f)	Commercial & Professional Services	E	+	4.5%	(0.0% PIK	/ 2.0% PIK)	0.5%	07/31	€1,920	2,077	2,275
Carrier Fire Protection	(f)	Commercial & Professional Services	E	+	4.5%			0.5%	07/30	63	68	74
Carrier Fire Protection	(i)	Commercial & Professional Services	SF	+	4.5%			0.5%	07/30	$1,426	1,426	1,426
Carrier Fire Protection	(i)	Commercial & Professional Services	SF	+	4.5%	(0.0% PIK	/ 3.0% PIK)	0.5%	07/31	1,656	1,656	1,673
Carrier Fire Protection	(i)	Commercial & Professional Services	E	+	4.5%			0.5%	07/30	€195	212	212
Circana Group (f.k.a. NPD Group)	(f)	Consumer Services	SF	+	4.5%			0.8%	12/29	$9,812	9,812	9,910
Circana Group (f.k.a. NPD Group)	(i)	Consumer Services	SF	+	4.5%			0.8%	12/28	718	718	718
Clarience Technologies LLC	(f)(g)(h)	Capital Goods	SF	+	5.8%	(0.0% PIK	/ 3.1% PIK)	0.8%	02/32	33,649	33,649	33,986
Clarience Technologies LLC	(i)	Capital Goods	SF	+	4.8%			0.8%	02/31	3,129	3,129	3,129
Clarience Technologies LLC	(i)	Capital Goods	SF	+	5.8%	(0.0% PIK	/ 3.1% PIK)	0.8%	02/32	6,933	6,933	7,002
Clarience Technologies LLC	(i)	Capital Goods	SF	+	5.8%			0.8%	02/32	1,126	1,126	1,138
CLEAResult Consulting Inc	(f)(g)	Commercial & Professional Services	SF	+	4.8%	(0.0% PIK	/ 2.5% PIK)	0.8%	08/31	12,400	12,290	12,524
CLEAResult Consulting Inc	(i)	Commercial & Professional Services	SF	+	5.0%	(0.0% PIK	/ 2.5% PIK)	0.8%	08/31	3,123	3,108	3,155
CLEAResult Consulting Inc	(i)	Commercial & Professional Services	SF	+	4.8%			0.8%	08/31	2,082	2,064	2,082
ClubCorp Club Operations Inc	(f)	Consumer Services	SF	+	5.0%			1.0%	07/32	18,963	18,825	18,868
ClubCorp Club Operations Inc	(i)	Consumer Services	SF	+	5.0%			1.0%	07/31	2,061	2,061	2,051
ClubCorp Club Operations Inc	(i)	Consumer Services	SF	+	5.0%			1.0%	07/32	1,237	1,237	1,231
Community Brands Inc	(f)(g)	Software & Services	SF	+	5.3%			0.8%	07/31	10,167	10,116	10,268
Community Brands Inc	(i)	Software & Services	SF	+	5.3%			0.8%	07/31	932	932	932
Community Brands Inc	(i)	Software & Services	SF	+	5.3%			0.8%	07/31	1,640	1,640	1,657
CPM Holdings Inc	(e)(f)	Capital Goods	SF	+	4.5%			0.5%	09/28	24,940	24,519	24,911
CSafe Global	(f)(g)(h)	Transportation	SF	+	5.8%			0.8%	12/28	29,492	29,498	29,785
CSafe Global	(f)	Transportation	SA	+	5.8%			0.8%	12/28	£3,829	4,836	5,199
See notes to unaudited consolidated financial statements.

KKR FS Income Trust
Unaudited Consolidated Schedule of Investments (continued)
As of September 30, 2025
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)					Floor(b)	Maturity	Principal Amount(c)/Shares	Amortized Cost	Fair Value(d)
CSafe Global	(f)	Transportation	SF	+	5.8%			0.8%	03/29	$2,303	$2,305	$2,303
CSafe Global	(i)	Transportation	SF	+	5.8%			0.8%	03/29	576	576	576
Dental365 LLC	(f)(g)	Health Care Equipment & Services	SF	+	5.0%			0.8%	08/28	11,358	11,358	11,358
Dental365 LLC	(f)	Health Care Equipment & Services	SF	+	5.0%			0.8%	08/28	5,976	5,976	5,976
Dental365 LLC	(i)	Health Care Equipment & Services	SF	+	5.0%			0.8%	05/28	2,216	2,216	2,216
Dental365 LLC	(i)	Health Care Equipment & Services	SF	+	5.0%			0.8%	08/28	6,001	6,001	6,001
DOXA Insurance Holdings LLC	(f)	Insurance	SF	+	5.3%			0.8%	12/29	148	148	148
DOXA Insurance Holdings LLC	(f)(h)	Insurance	SF	+	5.3%			0.8%	12/30	11,002	10,956	11,002
DOXA Insurance Holdings LLC	(i)	Insurance	SF	+	5.3%			0.8%	12/29	1,085	1,085	1,085
DOXA Insurance Holdings LLC	(i)	Insurance	SF	+	5.3%			0.8%	12/30	51	51	51
DOXA Insurance Holdings LLC	(i)	Insurance	SF	+	5.0%			0.8%	12/30	838	838	842
DuBois Chemicals Inc	(f)(g)	Materials	SF	+	5.0%			0.8%	06/31	14,069	14,014	14,209
DuBois Chemicals Inc	(i)	Materials	SF	+	5.0%			0.8%	06/31	2,138	2,138	2,138
DuBois Chemicals Inc	(i)	Materials	SF	+	5.0%			0.8%	06/31	855	855	864
Eagle Railcar Services Roscoe Inc	(h)	Transportation	SF	+	4.5%			0.5%	06/32	9,638	9,615	9,638
Eagle Railcar Services Roscoe Inc	(i)	Transportation	SF	+	4.5%			0.5%	06/32	2,008	2,008	2,008
Eagle Railcar Services Roscoe Inc	(i)	Transportation	SF	+	4.5%			0.5%	06/32	1,807	1,807	1,807
Excelitas Technologies Corp	(f)	Technology Hardware & Equipment	SF	+	5.3%			0.8%	08/29	264	266	264
Flexera Software LLC	(f)(g)(h)	Software & Services	SF	+	4.8%	(0.0% PIK	/ 2.5% PIK)	0.5%	08/32	31,537	31,499	31,505
Flexera Software LLC	(f)	Software & Services	E	+	4.8%	(0.0% PIK	/ 2.5% PIK)	0.5%	08/32	€9,518	11,127	11,158
Flexera Software LLC	(i)	Software & Services	SF	+	4.8%			0.5%	08/32	$2,550	2,550	2,548
Follett Software Co	(h)	Software & Services	SF	+	4.5%			0.5%	08/31	9,910	9,910	9,992
Follett Software Co	(i)	Software & Services	SF	+	4.5%			0.5%	08/30	925	925	925
Frontline Road Safety LLC	(f)(g)	Capital Goods	SF	+	4.8%	(2.0% PIK	/ 2.0% PIK)	0.0%	03/32	24,577	24,464	24,708
Frontline Road Safety LLC	(f)	Capital Goods	SF	+	4.8%			0.0%	03/32	726	726	726
Frontline Road Safety LLC	(f)	Capital Goods	SF	+	5.0%	(2.3% PIK	/ 2.3% PIK)	0.0%	03/32	15,191	15,149	15,272
Frontline Road Safety LLC	(i)	Capital Goods	SF	+	4.8%			0.0%	03/32	3,424	3,424	3,424
Frontline Road Safety LLC	(i)	Capital Goods	SF	+	5.0%	(2.3% PIK	/ 2.3% PIK)	0.0%	03/32	726	726	730
Galway Partners Holdings LLC	(f)	Insurance	SF	+	4.5%			0.8%	09/28	194	194	194
Galway Partners Holdings LLC	(h)	Insurance	SF	+	4.5%	(0.0% PIK	/ 1.0% PIK)	0.8%	09/28	8,019	8,019	8,019
Galway Partners Holdings LLC	(i)	Insurance	SF	+	4.5%			0.8%	09/28	724	724	724
Gigamon Inc	(f)	Software & Services	SF	+	5.8%			0.8%	03/29	818	818	765
Granicus Inc	(f)	Software & Services	SF	+	5.8%	(2.3% PIK	/ 2.3% PIK)	0.8%	01/31	330	328	333
Granicus Inc	(f)	Software & Services	SF	+	5.3%	(2.3% PIK	/ 2.3% PIK)	0.8%	01/31	3,550	3,550	3,585
Granicus Inc	(i)	Software & Services	SF	+	5.3%			0.8%	01/31	46	46	46
Granicus Inc	(i)	Software & Services	SF	+	5.3%	(2.3% PIK	/ 2.3% PIK)	0.8%	01/31	1,339	1,339	1,352
Hexion International Cooperatief UA	(e)(f)(j)	Materials	SF	+	4.0%			0.5%	03/29	4,400	4,283	4,400
See notes to unaudited consolidated financial statements.

KKR FS Income Trust
Unaudited Consolidated Schedule of Investments (continued)
As of September 30, 2025
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)					Floor(b)	Maturity	Principal Amount(c)/Shares	Amortized Cost	Fair Value(d)
Highgate Hotels Inc	(g)	Consumer Services	SF	+	5.5%			1.0%	11/29	$12,514	$12,389	$12,514
Highgate Hotels Inc	(f)	Consumer Services	SF	+	5.5%			1.0%	11/29	350	338	350
Highgate Hotels Inc	(i)	Consumer Services	SF	+	5.5%			1.0%	11/29	1,242	1,242	1,242
Homrich & Berg Inc	(f)	Financial Services	SF	+	4.8%			0.8%	08/31	1,038	1,038	1,038
Homrich & Berg Inc	(g)(h)	Financial Services	SF	+	4.8%			0.8%	11/31	17,208	17,191	17,272
Homrich & Berg Inc	(i)	Financial Services	SF	+	4.8%			0.8%	08/31	849	849	849
Horizon CTS Buyer LLC	(h)	Capital Goods	SF	+	4.5%	(0.0% PIK	/ 2.3% PIK)	0.8%	03/32	12,171	12,115	12,239
Horizon CTS Buyer LLC	(f)	Capital Goods	SF	+	4.5%			0.8%	03/32	921	921	921
Horizon CTS Buyer LLC	(i)	Capital Goods	SF	+	4.5%	(0.0% PIK	/ 2.3% PIK)	0.8%	03/32	2,302	2,302	2,315
Horizon CTS Buyer LLC	(i)	Capital Goods	SF	+	4.5%			0.8%	03/32	1,957	1,957	1,957
Individual FoodService	(f)(g)(h)	Capital Goods	SF	+	5.0%			1.0%	10/29	22,290	21,973	22,290
Individual FoodService	(i)	Capital Goods	SF	+	5.0%			1.0%	10/29	439	439	439
Inhabit IQ	(g)	Software & Services	SF	+	4.5%	(0.0% PIK	/ 2.3% PIK)	0.8%	01/32	4,281	4,271	4,335
Inhabit IQ	(i)	Software & Services	SF	+	4.5%	(0.0% PIK	/ 2.3% PIK)	0.8%	01/32	1,192	1,192	1,207
Inhabit IQ	(i)	Software & Services	SF	+	4.5%			0.8%	01/32	745	745	745
Insightsoftware.Com Inc	(f)	Software & Services	SF	+	5.3%			0.8%	05/28	468	468	468
Insightsoftware.Com Inc	(f)	Software & Services	SF	+	5.3%			1.0%	05/28	296	296	296
Insightsoftware.Com Inc	(f)	Software & Services	SF	+	5.3%			1.0%	05/28	7,113	7,113	7,113
Insightsoftware.Com Inc	(i)	Software & Services	SF	+	5.3%			0.8%	05/28	4,805	4,805	4,805
Insightsoftware.Com Inc	(i)	Software & Services	SF	+	5.3%			1.0%	05/28	593	593	593
Integrated Power Services LLC	(f)(g)	Commercial & Professional Services	SF	+	4.5%			0.8%	11/28	15,278	15,278	15,278
Integrity Marketing Group LLC	(f)(g)(h)	Insurance	SF	+	5.0%			0.8%	08/28	42,984	42,870	42,984
Integrity Marketing Group LLC	(i)	Insurance	SF	+	5.0%			0.8%	08/28	6,058	6,056	6,058
Integrity Marketing Group LLC	(i)	Insurance	SF	+	5.0%			0.8%	08/28	8,435	8,466	8,435
IntraFi Network LLC	(e)(f)	Financial Services	SF	+	4.0%			0.0%	07/31	9,851	9,754	9,863
J S Held LLC	(f)(g)(h)	Insurance	SF	+	5.5%			1.0%	06/28	27,354	27,354	27,354
J S Held LLC	(f)	Insurance	SF	+	5.5%			1.0%	06/28	1,934	1,934	1,953
J S Held LLC	(i)	Insurance	SF	+	5.5%			1.0%	06/28	1,588	1,588	1,588
J S Held LLC	(i)	Insurance	SF	+	5.5%			1.0%	06/28	2,654	2,654	2,680
Keystone Agency Partners LLC	(f)(h)	Insurance	SF	+	4.5%	(0.0% PIK	/ 2.3% PIK)	0.8%	08/32	35,198	35,024	35,022
Keystone Agency Partners LLC	(i)	Insurance	SF	+	4.5%	(0.0% PIK	/ 2.3% PIK)	0.8%	08/32	6,786	6,786	6,752
Keystone Agency Partners LLC	(i)	Insurance	SF	+	4.5%			0.8%	08/32	3,016	3,016	3,001
Lazer Logistics Inc	(f)(g)	Transportation	SF	+	5.0%			0.8%	05/30	13,661	13,531	13,661
Lazer Logistics Inc	(i)	Transportation	SF	+	5.0%			0.8%	05/29	1,244	1,232	1,244
Learning Experience Corp/The	(h)	Consumer Services	SF	+	4.8%	(0.0% PIK	/ 2.9% PIK)	0.8%	07/32	3,642	3,625	3,642
Learning Experience Corp/The	(i)	Consumer Services	SF	+	4.8%			0.8%	07/32	801	801	801
Legends Hospitality LLC	(f)	Consumer Services	SF	+	5.0%	(0.0% PIK	/ 2.5% PIK)	0.8%	08/30	201	201	201
See notes to unaudited consolidated financial statements.

KKR FS Income Trust
Unaudited Consolidated Schedule of Investments (continued)
As of September 30, 2025
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)					Floor(b)	Maturity	Principal Amount(c)/Shares	Amortized Cost	Fair Value(d)
Legends Hospitality LLC	(f)(g)(h)	Consumer Services	SF	+	5.5%	(2.8% PIK	/ 2.8% PIK)	0.8%	08/31	$18,060	$17,865	$18,060
Legends Hospitality LLC	(i)	Consumer Services	SF	+	5.0%	(0.0% PIK	/ 2.5% PIK)	0.8%	08/30	1,809	1,809	1,809
Legends Hospitality LLC	(i)	Consumer Services	SF	+	5.5%	(2.8% PIK	/ 2.8% PIK)	0.8%	08/31	382	382	382
Lipari Foods LLC	(f)(g)	Consumer Staples Distribution & Retail	SF	+	6.5%			1.0%	10/28	16,527	16,377	16,066
Magna Legal Services LLC	(f)(g)	Commercial & Professional Services	SF	+	5.0%			0.8%	11/29	12,564	12,428	12,564
Magna Legal Services LLC	(i)	Commercial & Professional Services	SF	+	5.0%			0.8%	11/28	861	851	861
Magna Legal Services LLC	(i)	Commercial & Professional Services	SF	+	5.0%			0.8%	11/29	228	228	228
MAI Capital Management LLC	(f)(h)	Financial Services	SF	+	4.8%	(0.0% PIK	/ 2.4% PIK)	0.8%	08/31	11,653	11,588	11,715
MAI Capital Management LLC	(f)	Financial Services	SF	+	4.8%			0.8%	08/31	448	448	448
MAI Capital Management LLC	(i)	Financial Services	SF	+	4.8%	(0.0% PIK	/ 2.4% PIK)	0.8%	08/31	2,491	2,491	2,504
MAI Capital Management LLC	(i)	Financial Services	SF	+	4.8%			0.8%	08/31	2,039	2,039	2,039
MAI Capital Management LLC	(i)	Financial Services	SF	+	4.8%	(0.0% PIK	/ 2.9% PIK)	0.8%	08/31	6,225	6,225	6,258
MB2 Dental Solutions LLC	(f)(g)	Health Care Equipment & Services	SF	+	5.5%			0.8%	02/31	23,577	23,339	23,812
MB2 Dental Solutions LLC	(i)	Health Care Equipment & Services	SF	+	5.5%			0.8%	02/31	3,456	3,456	3,491
MB2 Dental Solutions LLC	(i)	Health Care Equipment & Services	SF	+	5.5%			0.8%	02/31	1,901	1,882	1,901
Med-Metrix	(g)(h)	Software & Services	SF	+	4.8%	(0.0% PIK	/ 2.9% PIK)	0.8%	07/32	24,215	24,097	24,094
Med-Metrix	(i)	Software & Services	SF	+	4.8%	(0.0% PIK	/ 2.9% PIK)	0.8%	07/32	10,072	10,072	10,021
Med-Metrix	(i)	Software & Services	SF	+	4.8%			0.8%	07/32	4,286	4,286	4,264
Mercer Advisors Inc	(f)(g)	Financial Services	SF	+	4.8%			0.8%	10/30	14,388	14,388	14,388
Mercer Advisors Inc	(i)	Financial Services	SF	+	4.8%			0.8%	10/30	2,499	2,499	2,499
Milano Acquisition Corp	(e)(f)	Health Care Equipment & Services	SF	+	4.0%			0.8%	10/27	25,980	25,040	25,616
Misys Ltd	(e)(f)(k)	Software & Services	SF	+	4.0%			0.0%	09/32	27,489	27,216	27,406
Model N Inc	(f)(g)	Software & Services	SF	+	4.8%	(0.0% PIK	/ 3.0% PIK)	0.8%	06/31	12,924	12,878	13,028
Model N Inc	(i)	Software & Services	SF	+	4.8%	(0.0% PIK	/ 3.0% PIK)	0.8%	06/31	2,664	2,664	2,686
Model N Inc	(i)	Software & Services	SF	+	4.8%			0.8%	06/31	1,421	1,421	1,421
NeoGov Newt Holdco Inc	(h)	Software & Services	SF	+	4.5%	(0.0% PIK	/ 2.8% PIK)	0.5%	09/32	15,057	15,001	15,000
NeoGov Newt Holdco Inc	(i)	Software & Services	SA	+	4.5%			0.5%	09/32	821	821	821
NeoGov Newt Holdco Inc	(i)	Software & Services	SF	+	4.5%			0.5%	09/32	1,825	1,825	1,825
NeoGov Newt Holdco Inc	(i)	Software & Services	SF	+	4.5%	(0.0% PIK	/ 2.8% PIK)	0.5%	09/32	3,650	3,650	3,636
Netsmart Technologies Inc	(f)(h)	Health Care Equipment & Services	SF	+	5.0%	(2.5% PIK	/ 2.5% PIK)	0.8%	08/31	32,774	32,636	33,102
Netsmart Technologies Inc	(i)	Health Care Equipment & Services	SF	+	5.0%	(2.5% PIK	/ 2.5% PIK)	0.8%	08/31	4,258	4,236	4,300
Netsmart Technologies Inc	(i)	Health Care Equipment & Services	SF	+	4.8%			0.8%	08/31	4,343	4,343	4,343
OEConnection LLC	(f)(g)	Software & Services	SF	+	5.3%	(0.0% PIK	/ 3.0% PIK)	0.8%	04/31	17,121	17,039	17,292
OEConnection LLC	(i)	Software & Services	SF	+	5.3%			0.8%	04/31	1,602	1,597	1,602
OEConnection LLC	(i)	Software & Services	SF	+	5.3%	(0.0% PIK	/ 1.3% PIK)	0.8%	04/31	1,376	1,376	1,390
PCI Pharma Services	(f)(k)	Health Care Equipment & Services	SF	+	4.8%			0.8%	01/32	12,225	12,197	12,323
See notes to unaudited consolidated financial statements.

KKR FS Income Trust
Unaudited Consolidated Schedule of Investments (continued)
As of September 30, 2025
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)					Floor(b)	Maturity	Principal Amount(c)/Shares	Amortized Cost	Fair Value(d)
PCI Pharma Services	(i)(k)	Health Care Equipment & Services	SF	+	4.8%			0.8%	01/32	$6,285	$6,285	$6,335
PCI Pharma Services	(i)(k)	Health Care Equipment & Services	SF	+	4.8%			0.8%	01/32	1,235	1,235	1,235
PCI Pharma Services	(i)(k)	Health Care Equipment & Services	SF	+	4.8%			0.8%	07/32	224	224	226
Personify Health Inc	(g)	Software & Services	SF	+	6.3%	(3.0% PIK	/ 3.0% PIK)	0.8%	11/29	13,375	13,329	12,940
Precisely Software Inc	(e)(f)	Software & Services	SF	+	4.0%			0.8%	04/28	25,874	25,055	25,072
PSC Group	(f)	Transportation	SF	+	5.3%			0.8%	04/30	141	141	141
PSC Group	(f)	Transportation	SF	+	5.0%			0.8%	04/31	2,885	2,867	2,914
PSC Group	(i)	Transportation	SF	+	5.3%			0.8%	04/30	266	266	266
PSC Group	(i)	Transportation	SF	+	5.0%			0.8%	04/31	291	291	294
PSKW LLC (dba ConnectiveRx)	(f)(g)(h)	Health Care Equipment & Services	SF	+	5.5%			1.0%	03/28	28,031	28,031	28,031
Radwell International LLC	(f)	Capital Goods	SF	+	5.5%			0.8%	04/29	484	454	484
Radwell International LLC	(f)(g)(h)	Capital Goods	SF	+	5.5%			0.8%	04/29	28,604	28,316	28,888
Radwell International LLC	(i)	Capital Goods	SF	+	5.5%			0.8%	04/29	1,330	1,330	1,330
Radwell International LLC	(i)	Capital Goods	SF	+	5.5%			0.8%	04/29	9,049	9,049	9,139
Railpros Inc	(f)	Commercial & Professional Services	SF	+	4.5%			0.8%	05/32	1,172	1,172	1,172
Railpros Inc	(i)	Commercial & Professional Services	SF	+	4.5%			0.8%	05/32	361	361	361
Railpros Inc	(i)	Commercial & Professional Services	SF	+	4.5%			0.8%	05/32	180	180	180
Resa Power LLC	(f)(h)	Commercial & Professional Services	SF	+	4.8%	(0.0% PIK	/ 2.5% PIK)	0.8%	04/32	14,208	14,159	14,287
Resa Power LLC	(i)	Commercial & Professional Services	SF	+	4.8%	(0.0% PIK	/ 2.5% PIK)	0.8%	04/32	3,984	3,984	4,006
Resa Power LLC	(i)	Commercial & Professional Services	SF	+	4.8%			0.8%	04/32	1,975	1,975	1,975
Revere Superior Holdings Inc	(g)	Software & Services	SF	+	5.0%			1.0%	10/29	348	348	348
Revere Superior Holdings Inc	(f)	Software & Services	SF	+	5.0%			1.0%	10/29	64	64	64
Revere Superior Holdings Inc	(f)(g)	Software & Services	SF	+	5.0%			1.0%	10/29	4,321	4,321	4,321
Revere Superior Holdings Inc	(i)	Software & Services	SF	+	5.0%			1.0%	10/29	413	413	413
Revere Superior Holdings Inc	(i)	Software & Services	SF	+	5.0%			1.0%	10/29	238	238	238
Rialto Capital Management LLC	(h)	Financial Services	SF	+	5.0%			0.8%	12/30	9,706	9,620	9,803
Rialto Capital Management LLC	(i)	Financial Services	SF	+	5.0%			0.8%	12/30	362	362	362
Rockefeller Capital Management LP	(f)	Financial Services	SF	+	4.8%			0.5%	04/31	5,777	5,750	5,777
Rockefeller Capital Management LP	(i)	Financial Services	SF	+	4.8%			0.5%	04/31	2,244	2,244	2,244
RxBenefits Inc	(e)(f)(j)	Health Care Equipment & Services	SF	+	4.5%			0.8%	12/27	1,965	1,940	1,977
Service Express Inc	(f)(h)	Commercial & Professional Services	SF	+	4.8%	(0.0% PIK	/ 2.4% PIK)	0.5%	08/31	14,306	14,247	14,449
Service Express Inc	(i)	Commercial & Professional Services	SF	+	4.8%	(0.0% PIK	/ 2.4% PIK)	0.5%	08/31	2,555	2,555	2,580
Service Express Inc	(i)	Commercial & Professional Services	SF	+	4.8%			0.5%	08/31	1,865	1,865	1,865
Shaw Development LLC	(g)(h)	Capital Goods	SF	+	6.0%			0.5%	10/29	16,995	16,822	16,301
Solera LLC	(e)(f)	Software & Services	SF	+	4.0%			0.5%	06/28	10,415	9,975	10,060
Sphera Solutions Inc	(f)	Software & Services	SF	+	4.5%			0.5%	09/32	869	869	869
Sphera Solutions Inc	(f)	Software & Services	SF	+	4.5%			0.5%	09/32	33,579	33,495	33,495
See notes to unaudited consolidated financial statements.

KKR FS Income Trust
Unaudited Consolidated Schedule of Investments (continued)
As of September 30, 2025
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)					Floor(b)	Maturity	Principal Amount(c)/Shares	Amortized Cost	Fair Value(d)
Sphera Solutions Inc	(i)	Software & Services	SF	+	4.5%			0.5%	09/32	$3,699	$3,699	$3,699
Sphera Solutions Inc	(i)	Software & Services	SF	+	4.5%			0.5%	09/32	6,853	6,853	6,836
Spins LLC	(f)(h)	Software & Services	SF	+	4.8%			1.0%	01/29	10,974	10,974	11,080
Spins LLC	(i)	Software & Services	SF	+	4.8%			1.0%	01/29	1,063	1,063	1,063
Spotless Brands LLC	(f)(g)(h)	Consumer Services	SF	+	5.8%			1.0%	07/28	16,034	15,827	16,194
Spotless Brands LLC	(f)	Consumer Services	SF	+	5.5%			1.0%	07/28	5,857	5,824	5,892
Spotless Brands LLC	(i)	Consumer Services	SF	+	5.5%			1.0%	07/28	803	803	808
Spotless Brands LLC	(i)	Consumer Services	SF	+	5.0%			1.0%	07/28	6,827	6,801	6,801
STV Group Inc	(g)	Capital Goods	SF	+	4.8%			0.8%	03/31	6,810	6,751	6,878
STV Group Inc	(i)	Capital Goods	SF	+	4.8%			0.8%	03/30	1,383	1,382	1,383
STV Group Inc	(i)	Capital Goods	SF	+	4.8%			0.8%	03/31	1,975	1,974	1,995
SureScripts LLC	(f)(g)(h)	Health Care Equipment & Services	SF	+	4.0%			0.8%	11/31	29,539	29,274	29,834
SureScripts LLC	(i)	Health Care Equipment & Services	SF	+	4.0%			0.8%	11/31	5,938	5,938	5,938
Trackunit ApS	(f)(k)	Software & Services	SF	+	5.0%	(0.0% PIK	/ 2.8% PIK)		05/32	12,442	12,261	12,346
Trackunit ApS	(i)(k)	Software & Services	SF	+	5.0%	(0.0% PIK	/ 2.8% PIK)		05/32	8,294	8,235	8,231
Turnpoint Services Inc	(f)	Capital Goods	SF	+	5.0%	(0.0% PIK	/ 3.0% PIK)	0.8%	06/30	138	138	138
Turnpoint Services Inc	(g)	Capital Goods	SF	+	5.0%	(0.0% PIK	/ 3.0% PIK)	0.8%	06/31	5,650	5,601	5,628
Turnpoint Services Inc	(i)	Capital Goods	SF	+	5.0%	(0.0% PIK	/ 3.0% PIK)	0.8%	06/30	554	554	552
Turnpoint Services Inc	(i)	Capital Goods	SF	+	5.0%	(0.0% PIK	/ 3.0% PIK)	0.8%	06/31	1,108	1,108	1,104
USIC Holdings Inc	(f)(g)(h)	Commercial & Professional Services	SF	+	5.5%			0.8%	09/31	24,299	24,189	24,785
USIC Holdings Inc	(f)	Commercial & Professional Services	SF	+	5.3%			0.8%	09/31	1,058	1,055	1,058
USIC Holdings Inc	(i)	Commercial & Professional Services	SF	+	5.5%			0.8%	09/31	764	764	779
USIC Holdings Inc	(i)	Commercial & Professional Services	SF	+	5.3%			0.8%	09/31	1,977	1,977	1,977
Veriforce LLC	(g)(k)	Software & Services	SF	+	4.8%			0.8%	11/31	9,193	9,152	9,193
Veriforce LLC	(f)(k)	Software & Services	SA	+	4.8%			0.8%	11/31	£3,366	4,218	4,525
Veriforce LLC	(i)(k)	Software & Services	SF	+	5.0%			0.8%	11/31	$935	935	935
Veriforce LLC	(i)(k)	Software & Services	SF	+	5.0%			0.8%	11/31	1,170	1,170	1,170
Veriforce LLC	(i)(k)	Software & Services	SF	+	4.5%	(0.0% PIK	/ 2.5% PIK)	0.8%	11/31	20,071	20,021	20,071
Vermont Information Processing Inc	(f)	Software & Services	SF	+	4.8%	(0.0% PIK	/ 2.4% PIK)	0.5%	01/32	9,108	9,066	9,108
Vermont Information Processing Inc	(f)	Software & Services	SF	+	4.8%			0.5%	01/32	380	380	380
Vermont Information Processing Inc	(i)	Software & Services	SF	+	4.8%	(0.0% PIK	/ 2.4% PIK)	0.5%	01/32	3,804	3,804	3,804
Vermont Information Processing Inc	(i)	Software & Services	SF	+	4.8%			0.5%	01/32	761	761	761
VetCor Professional Practices LLC	(f)(g)	Health Care Equipment & Services	SF	+	5.8%			0.8%	08/29	24,563	24,551	24,563
VetCor Professional Practices LLC	(f)(g)	Health Care Equipment & Services	SF	+	6.0%			0.8%	08/29	577	577	577
VetCor Professional Practices LLC	(i)	Health Care Equipment & Services	SF	+	5.8%			0.8%	08/29	457	456	457
Vitu	(g)(h)	Software & Services	SF	+	4.5%			0.8%	01/32	22,084	22,009	22,524
Vitu	(i)	Software & Services	SF	+	4.5%			0.8%	01/31	3,598	3,598	3,598
See notes to unaudited consolidated financial statements.

KKR FS Income Trust
Unaudited Consolidated Schedule of Investments (continued)
As of September 30, 2025
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)					Floor(b)	Maturity	Principal Amount(c)/Shares	Amortized Cost	Fair Value(d)
Wealth Enhancement Group LLC	(f)	Financial Services	SF	+	4.5%			1.0%	10/28	$4,630	$4,630	$4,642
Wealth Enhancement Group LLC	(g)	Financial Services	SF	+	4.5%			1.0%	10/28	2,460	2,460	2,466
Wealth Enhancement Group LLC	(i)	Financial Services	SF	+	4.5%			1.0%	10/28	1,775	1,775	1,779
Wealth Enhancement Group LLC	(i)	Financial Services	SF	+	4.5%			1.0%	10/28	298	298	298
Wedgewood Weddings	(f)(h)	Consumer Services	SF	+	4.8%			0.8%	06/32	23,511	23,398	23,493
Wedgewood Weddings	(i)	Consumer Services	SF	+	4.8%			0.8%	06/32	4,702	4,702	4,699
Wedgewood Weddings	(i)	Consumer Services	SF	+	4.8%			0.8%	06/32	4,702	4,702	4,699
West Star Aviation Inc	(h)	Capital Goods	SF	+	4.5%	(0.0% PIK	/ 2.8% PIK)	0.8%	05/32	14,819	14,766	14,878
West Star Aviation Inc	(f)	Capital Goods	SF	+	4.5%			0.8%	05/32	415	415	415
West Star Aviation Inc	(i)	Capital Goods	SF	+	4.5%	(0.0% PIK	/ 2.8% PIK)	0.8%	05/32	3,109	3,097	3,121
West Star Aviation Inc	(i)	Capital Goods	SF	+	4.5%			0.8%	05/32	1,658	1,658	1,658
Woolpert Inc	(f)	Capital Goods	SF	+	4.5%			1.0%	04/31	539	539	539
Woolpert Inc	(f)(g)(h)	Capital Goods	SF	+	4.5%			1.0%	04/32	32,480	32,480	32,480
Woolpert Inc	(i)	Capital Goods	SF	+	4.5%			1.0%	04/31	3,607	3,607	3,607
Woolpert Inc	(i)	Capital Goods	SF	+	4.5%			1.0%	04/32	8,293	8,293	8,210
Xylem Kendall	(f)	Commercial & Professional Services	SF	+	5.8%			1.0%	04/30	6,392	6,392	6,392
Xylem Kendall	(f)	Commercial & Professional Services	SF	+	5.9%			1.0%	04/30	417	417	417
Xylem Kendall	(i)	Commercial & Professional Services	SF	+	5.8%			1.0%	04/30	5,739	5,739	5,739
Xylem Kendall	(i)	Commercial & Professional Services	SF	+	5.9%			1.0%	04/30	560	560	560
Zeus Industrial Products Inc	(f)(h)	Health Care Equipment & Services	SF	+	6.0%	(3.0% PIK	/ 3.0% PIK)	0.8%	02/31	23,258	23,086	22,209
Zeus Industrial Products Inc	(f)	Health Care Equipment & Services	SF	+	5.5%			0.8%	02/31	2,167	2,144	2,069
Zeus Industrial Products Inc	(i)	Health Care Equipment & Services	SF	+	5.5%			0.8%	02/30	3,261	3,244	3,114
Zeus Industrial Products Inc	(i)	Health Care Equipment & Services	SF	+	5.5%			0.8%	02/31	2,174	2,174	2,076
Total Senior Secured Loans—First Lien											1,878,425	1,891,244
Unfunded Loan Commitments											(348,279)	(348,279)
Net Senior Secured Loans—First Lien											1,530,146	1,542,965

Subordinated Debt—0.1%
Apex Service Partners LLC	(f)	Commercial & Professional Services			14.3%	PIK			04/31	$1,889	$1,870	$1,945
Total Subordinated Debt											1,870	1,945

Asset Based Finance—34.0%
Australis Maritime II, ABF Equity	(f)(k)(n)	Transportation								603,410	603	604
Auxilior Capital Partners Inc, Preferred Equity	(f)	Financial Services			14.5%	(9.5% PIK	/ 9.5% PIK)		04/30	$1,262	1,262	1,283
Bankers Healthcare Group LLC, Term Loan	(f)(k)	Financial Services	SF	+	3.8%				11/27	$771	771	777
See notes to unaudited consolidated financial statements.

KKR FS Income Trust
Unaudited Consolidated Schedule of Investments (continued)
As of September 30, 2025
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)				Floor(b)	Maturity	Principal Amount(c)/Shares	Amortized Cost	Fair Value(d)
Bausch Health Cos Inc, Revolver	(f)(k)	Pharmaceuticals, Biotechnology & Life Sciences	SF	+	6.7%		1.0%	01/28	$18,750	$18,342	$18,938
Bausch Health Cos Inc, Revolver	(i)(k)	Pharmaceuticals, Biotechnology & Life Sciences	SF	+	6.7%		1.0%	01/28	$18,750	18,750	18,938
CAFL 2024-RTL1 Issuer LLC, ABS	(e)(f)(k)	Real Estate Management & Development			10.2%			11/31	$2,500	2,500	2,569
Curia Global Inc, Revolver	(f)(k)	Pharmaceuticals, Biotechnology & Life Sciences	SF	+	6.3%		1.0%	01/29	$10,500	10,356	10,605
Curia Global Inc, Revolver	(i)(k)	Pharmaceuticals, Biotechnology & Life Sciences	SF	+	6.3%		1.0%	01/29	$10,333	10,333	10,437
Discover Financial Services, ABF Equity	(f)(k)(n)	Financial Services							4,308,946	4,309	4,379
Discover Financial Services, Subordinated Loan	(f)(k)(n)	Financial Services			15.0%			09/34	$7,896	7,896	7,896
Drive Revel, ABF Equity	(f)(k)	Financial Services							687,414	763	859
EFMT 2024-INV1, ABS	(e)(f)(k)	Real Estate Management & Development			7.5%			03/69	$6,380	6,084	6,350
EW Scripps Co/The, Revolver	(f)(k)	Media & Entertainment	SF	+	5.5%		0.8%	03/28	$8,330	8,330	8,383
EW Scripps Co/The, Revolver	(i)(k)	Media & Entertainment	SF	+	5.5%		0.8%	03/28	$5,647	5,647	5,683
Fidelis Mortgage Trust 2025-RTL1, ABS	(e)(f)(k)	Real Estate Management & Development			9.0%			02/40	$4,500	4,425	4,522
FIGRE Trust 2024-HE3, ABS	(e)(f)(k)	Real Estate Management & Development			9.3%			07/54	$1,913	1,921	2,040
Florida Food Products LLC, Revolver	(f)(k)	Food, Beverage & Tobacco	SF	+	4.8%		1.0%	06/28	$4,706	4,706	4,706
Florida Food Products LLC, Revolver	(i)(k)	Food, Beverage & Tobacco	SF	+	4.8%		1.0%	06/28	$923	923	923
Fortna Group Inc, Revolver	(f)(k)	Capital Goods	SF	+	4.8%		0.8%	06/29	$16,431	16,431	16,431
Fortna Group Inc, Revolver	(i)(k)	Capital Goods	SF	+	4.8%		0.8%	06/29	$2,383	2,383	2,383
Global Lending Services LLC, ABF Equity	(f)(k)(l)	Financial Services							2,268,549	2,269	3,623
Global Lending Services LLC, Bond	(f)(k)	Financial Services			12.5%	PIK		12/32	$3,994	3,994	3,994
Global Lending Services LLC, Bond	(f)(k)	Financial Services			12.5%	PIK		02/33	$2,330	2,330	2,330
Global Lending Services LLC, Bond	(f)(k)	Financial Services			12.5%			05/33	$1,402	1,402	1,402
Global Lending Services LLC, Bond	(f)(k)	Financial Services			12.5%			08/33	$1,348	1,348	1,348
GreenSky Holdings LLC, ABF Equity	(f)(l)(m)	Financial Services							1,332,761	1,333	1,789
GreenSky Holdings LLC, ABF Equity	(f)(k)(m)	Financial Services							2,230,017	2,230	2,273
GreenSky Holdings LLC, Term Loan	(f)(m)	Financial Services			9.3%	PIK		03/34	$4,593	4,593	4,593
GreenSky Holdings LLC, Term Loan	(i)(m)	Financial Services			9.3%	PIK		03/34	$374	374	374
Harley-Davidson Financial Services Inc, ABF Equity	(f)(k)	Financial Services							9,093,814	9,094	9,094
HOMES 2024-AFC1 Trust, Structured Mezzanine	(e)(f)(k)	Real Estate Management & Development			7.6%			08/59	$1,944	1,849	1,938
Homeward Opportunities Fund Trust 2024-RRTL2, ABS	(e)(f)(k)	Real Estate Management & Development			9.1%			09/39	$7,878	7,878	7,869
See notes to unaudited consolidated financial statements.

KKR FS Income Trust
Unaudited Consolidated Schedule of Investments (continued)
As of September 30, 2025
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)			Floor(b)	Maturity	Principal Amount(c)/Shares	Amortized Cost	Fair Value(d)
Income Contingent Student Loans 1 2002-2006 PLC, ABS	(f)(k)	Financial Services			8.0%		07/56	£4,904	$6,102	$6,708
Income Contingent Student Loans 2 2007-2009 PLC, ABS	(f)(k)	Financial Services			8.0%		07/58	£14,626	18,200	19,819
IQUW UK Ltd, Bond	(f)(k)	Insurance			8.8%		03/35	$6,072	6,072	6,182
John Wood Group PLC, Revolver	(f)(k)	Capital Goods	SF	+	5.5%	0.8%	10/28	$18,000	18,000	18,000
John Wood Group PLC, Revolver	(i)(k)	Capital Goods	SF	+	5.5%	0.8%	10/28	$27,000	27,000	27,000
KKR Altitude II Offshore Aggregator LP, Partnership Interest	(f)(k)(n)	Capital Goods						2,074,663	2,075	2,199
Laurel Road Prime Student Loan Trust 2017-B, ABS	(f)(k)	Financial Services			6.8%		08/42	$1,384	2,048	2,107
LHOME Mortgage Trust 2024-RTL4, ABS	(e)(f)(k)	Real Estate Management & Development			9.3%		07/39	$7,513	7,513	7,636
LHOME Mortgage Trust 2025-RTL3, ABS	(e)(f)(k)	Real Estate Management & Development			6.9%		08/40	$759	759	763
LHOME Mortgage Trust 2025-RTL3, ABS	(e)(f)(k)	Real Estate Management & Development			8.7%		08/40	$543	543	546
Morgan Stanley Residential Mortgage Loan Trust 2025-DSC3, ABS	(e)(f)(k)	Real Estate Management & Development			6.4%		09/70	$3,155	3,111	3,111
Morgan Stanley Residential Mortgage Loan Trust 2025-DSC3, ABS	(e)(f)(k)	Real Estate Management & Development			7.1%		09/70	$5,450	5,187	5,187
Morgan Stanley Residential Mortgage Loan Trust 2025-DSC3, ABS	(e)(f)(k)	Real Estate Management & Development			1.9%		09/70	$114,739	6,780	6,780
Morgan Stanley Residential Mortgage Loan Trust 2025-DSC3, ABS	(e)(f)(k)	Real Estate Management & Development			0.3%		09/70	$114,739	749	749
Morgan Stanley Residential Mortgage Loan Trust 2025-HX1, ABS	(e)(f)(k)	Real Estate Management & Development			7.3%		03/70	$2,135	1,972	2,108
Morgan Stanley Residential Mortgage Loan Trust 2025-HX1, ABS	(e)(f)(k)	Real Estate Management & Development			0.3%		03/70	$81,731	544	525
Morgan Stanley Residential Mortgage Loan Trust 2025-HX1, ABS	(e)(f)(k)	Real Estate Management & Development			7.3%		03/70	$1,920	1,824	1,948
Morgan Stanley Residential Mortgage Loan Trust 2025-HX1, ABS	(e)(f)(k)	Real Estate Management & Development			1.2%		03/70	$81,731	2,556	2,446
Morgan Stanley Residential Mortgage Loan Trust 2025-HX1, ABS	(e)(f)(k)	Real Estate Management & Development			7.3%		03/70	$1,410	1,204	1,335
Morgan Stanley Residential Mortgage Loan Trust 2025-NQM6, ABS	(e)(f)(k)	Real Estate Management & Development			6.6%		07/70	$2,468	2,434	2,442
Morgan Stanley Residential Mortgage Loan Trust 2025-NQM6, ABS	(e)(f)(k)	Real Estate Management & Development			7.2%		07/70	$4,481	4,274	4,292
Morgan Stanley Residential Mortgage Loan Trust 2025-NQM6, ABS	(e)(f)(k)	Real Estate Management & Development			1.8%		07/70	$129,413	5,580	5,786
Morgan Stanley Residential Mortgage Loan Trust 2025-NQM6, ABS	(e)(f)(k)	Real Estate Management & Development			0.3%		07/70	$129,413	821	830
See notes to unaudited consolidated financial statements.

KKR FS Income Trust
Unaudited Consolidated Schedule of Investments (continued)
As of September 30, 2025
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)			Floor(b)	Maturity	Principal Amount(c)/Shares	Amortized Cost	Fair Value(d)
Newday Group Jersey Ltd, ABF Equity	(f)(k)(l)	Financial Services						27,817,038	$37,132	$37,414
Norway_France, ABF Equity	(f)(k)	Financial Services						1,634,015	1,818	1,921
Opendoor Labs Inc, Structured Mezzanine	(f)(k)	Real Estate Management & Development	12.5%				02/29	$8,259	8,259	8,263
Opendoor Labs Inc, Structured Mezzanine	(i)(k)	Real Estate Management & Development	12.5%				02/29	$4,130	4,130	4,131
PayPal Europe Sarl et Cie SCA, ABF Equity	(f)(k)	Financial Services						2,930,561	3,215	3,525
Philippine Airlines 777, Term Loan	(f)(k)	Transportation	6.5%				10/27	$4,928	4,928	4,956
Philippine Airlines 777, Term Loan	(f)(k)	Transportation	6.5%				12/27	$4,928	4,928	4,956
Philippine Airlines 777, Term Loan	(i)(k)	Transportation	6.5%				10/27	$2,831	2,831	2,847
Philippine Airlines 777, Term Loan	(i)(k)	Transportation	6.5%				12/27	$2,831	2,831	2,847
Powin Energy Corp/NV, Warrants	(l)	Capital Goods						861,398	—	—
Pretium Partners LLC P1, Structured Mezzanine	(f)(k)	Equity Real Estate Investment Trusts (REITs)	8.0%	(5.3% PIK	/ 5.3% PIK)		10/26	$17,253	16,909	17,253
Progress Residential 2024-SFR4 Trust, Structured Mezzanine	(e)(f)(k)	Real Estate Management & Development	3.4%				07/41	$6,250	5,107	5,668
PRPM 2024-RCF4 LLC, ABS	(e)(f)(k)	Real Estate Management & Development	4.0%				07/54	$2,813	2,305	2,578
PRPM 2024-RCF5 LLC, ABS	(e)(f)(k)	Real Estate Management & Development	4.0%				08/54	$3,750	3,146	3,424
Rain City Mortgage Trust 2024-RTL1, ABS	(e)(f)(k)	Real Estate Management & Development	10.2%				11/29	$3,290	3,290	3,317
Rosemawr Management LLC, ABS	(f)	Utilities	5.0%				08/54	$1,025	922	932
Rosemawr Management LLC, Structured Mezzanine	(f)	Utilities	7.3%				08/54	$499	450	455
Saluda Grade Alternative Mortgage Trust 2022-BC2, Structured Mezzanine	(f)(k)	Real Estate Management & Development	8.0%				07/30	$217	217	219
Saluda Grade Alternative Mortgage Trust 2022-BC2, Structured Mezzanine	(f)(k)	Real Estate Management & Development	18.0%				07/30	$147	111	74
Saluda Grade Alternative Mortgage Trust 2022-BC2, Term Loan	(f)(k)	Real Estate Management & Development	7.3%				07/30	$1,301	1,301	1,314
Saluda Grade Alternative Mortgage Trust 2023-LOC2, Structured Mezzanine	(f)(k)	Real Estate Management & Development	18.9%				10/53	$325	531	412
Santander Consumer Bank AS, ABF Equity	(f)(k)(l)	Banks						210,223,000	21,078	21,062
Santander Mortgage Asset Receivable Trust 2025-NQM1, ABS	(f)(k)	Real Estate Management & Development	1.5%				01/65	$74,455	2,429	3,075
Santander Mortgage Asset Receivable Trust 2025-NQM1, ABS	(f)(k)	Real Estate Management & Development	0.4%				01/65	$74,455	578	529
Santander Mortgage Asset Receivable Trust 2025-NQM1, ABS	(f)(k)	Real Estate Management & Development	7.3%				01/65	$1,335	1,302	1,232
Santander Mortgage Asset Receivable Trust 2025-NQM1, ABS	(f)(k)	Real Estate Management & Development	7.3%				01/65	$1,295	1,254	1,241
See notes to unaudited consolidated financial statements.

KKR FS Income Trust
Unaudited Consolidated Schedule of Investments (continued)
As of September 30, 2025
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)					Floor(b)	Maturity	Principal Amount(c)/Shares	Amortized Cost	Fair Value(d)
Santander Mortgage Asset Receivable Trust 2025-NQM4, ABS	(e)(f)(k)	Real Estate Management & Development			7.1%				07/65	$9,746	$9,421	$9,541
Santander Mortgage Asset Receivable Trust 2025-NQM4, ABS	(e)(f)(k)	Real Estate Management & Development			1.5%				07/65	$128,160	4,580	4,853
Santander Mortgage Asset Receivable Trust 2025-NQM4, ABS	(e)(f)(k)	Real Estate Management & Development			0.4%				07/65	$128,160	973	1,061
Slate Venture Holdings LP, ABF Equity	(f)(k)	Consumer Durables & Apparel								5,523,032	5,523	7,255
Slate Venture Holdings LP, Term Loan	(f)(k)	Consumer Durables & Apparel			10.8%	(0.0% PIK	/ 10.8% PIK)		08/29	$4,965	4,965	4,965
SunPower Financial, ABF Equity	(f)(k)	Financial Services								118,680	119	130
Synovus Financial Corp, ABF Equity	(f)(k)	Banks								481,665	482	554
TalkTalk Telecom Group Ltd, Revolver	(f)(k)	Commercial & Professional Services	SA	+	7.0%			1.5%	09/26	£8,991	11,359	12,168
TalkTalk Telecom Group Ltd, Revolver	(i)(k)	Commercial & Professional Services	SA	+	7.0%			1.5%	09/26	£1,852	2,286	2,301
TDC LLP, ABF Equity	(f)(k)(l)(n)	Financial Services								69,097	87	90
TDC LLP, Preferred Equity	(f)(k)(n)	Financial Services			8.0%					$1,705	2,188	2,330
Trinseo Materials Operating SCA / Trinseo Materials Finance Inc, Revolver	(f)(k)	Materials	SF	+	4.8%			1.0%	01/28	$15,935	15,935	16,085
Trinseo Materials Operating SCA / Trinseo Materials Finance Inc, Revolver	(i)(k)	Materials	SF	+	4.8%			1.0%	01/28	$1,138	1,138	1,149
Tropicana Products Inc, Revolver	(f)(k)	Food, Beverage & Tobacco	SF	+	4.8%			1.0%	01/29	$18,770	18,770	18,806
Tropicana Products Inc, Revolver	(i)(k)	Food, Beverage & Tobacco	SF	+	4.8%			1.0%	01/29	$671	671	673
Unison Trust 2025-1, ABS	(e)(f)(k)	Real Estate Management & Development			6.0%				07/55	$15,580	14,323	14,545
Vehicle Secured Funding Trust, ABF Equity	(f)(k)	Financial Services								2,638,928	$2,639	$3,635
Vehicle Secured Funding Trust, Term Loan	(f)(k)	Financial Services			15.0%				01/46	$7,917	7,917	7,917
Vietjet Aviation JSC, Term Loan	(f)(k)	Transportation			9.4%				03/37	$9,810	9,810	9,836
Vietjet Aviation JSC, Term Loan	(i)(k)	Transportation			9.4%				03/37	$10,163	10,163	10,189
Vontive Mortgage Trust 2025-RTL1, ABS	(e)(f)(k)	Real Estate Management & Development			8.0%				03/30	$976	976	987
Vontive Mortgage Trust 2025-RTL1, ABS	(e)(f)(k)	Real Estate Management & Development			9.5%				03/30	$2,370	2,345	2,373
Weber-Stephen Products LLC, Revolver	(f)(k)	Consumer Discretionary Distribution & Retail	SF	+	5.8%			1.0%	12/26	$3,132	2,907	3,164
Weber-Stephen Products LLC, Revolver	(i)(k)	Consumer Discretionary Distribution & Retail	SF	+	5.8%			1.0%	12/26	$17,701	17,701	17,878
Total Asset Based Finance											569,057	583,962
Unfunded Commitments											(107,161)	(107,161)
Net Asset Based Finance											461,896	476,801
TOTAL INVESTMENTS—144.1%											$1,993,912	2,021,711
LIABILITIES IN EXCESS OF OTHER ASSETS—(44.1)%												(618,338)
NET ASSETS—100.0%												$1,403,373
See notes to unaudited consolidated financial statements.

KKR FS Income Trust
Unaudited Consolidated Schedule of Investments (continued)
As of September 30, 2025
(in thousands, except share amounts)

Foreign currency forward contracts

Foreign Currency	Settlement Date	Counterparty	Amount and Transaction			US$ Value at Settlement Date	US$ Value at September 30, 2025	Unrealized Appreciation (Depreciation)
EUR	3/30/28	Goldman Sachs Bank USA		€930	Sold	$1,088	$1,130	$(42)
EUR	5/25/28	Goldman Sachs Bank USA		€1,300	Sold	1,470	1,582	(112)
EUR	5/25/28	Goldman Sachs Bank USA		€548	Sold	605	667	(62)
GBP	6/1/26	Goldman Sachs Bank USA		£2,500	Sold	3,386	3,358	28
GBP	3/29/29	Goldman Sachs Bank USA		£1,000	Sold	1,319	1,326	(7)
NOK	1/28/28	Goldman Sachs Bank USA	NOK	210,223	Sold	20,978	20,895	83
Total						$28,846	$28,958	$(112)
________________
(a)Security may be an obligation of one or more entities affiliated with the named company.
(b)Certain variable rate securities in the Company’s portfolio bear interest at a rate determined by a publicly disclosed base rate plus a basis point spread. As of September 30, 2025, the Secured Overnight Financing Rate, or SOFR or “SF”, was 3.98%, the Sterling Overnight Index Average, or SONIA or “SA”, was 3.97% and the Euro Interbank Offered Rate, or EURIBOR or “E”, was 2.03%. PIK means paid-in-kind. PIK income accruals may be adjusted based on the performance of the underlying investment. Variable rate securities with no floor rate use the respective benchmark rate in all cases.
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
(j)Position or portion thereof unsettled as of September 30, 2025.
(k)The investment, or portion of the investment is not a qualifying asset under the Investment Company Act of 1940, as amended. A business development company may not acquire any asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company’s total assets. As of September 30, 2025, 73.6% of the Company’s total assets represented qualifying assets.
(l)Security is non-income producing.
See notes to unaudited consolidated financial statements.

KKR FS Income Trust
Unaudited Consolidated Schedule of Investments (continued)
As of September 30, 2025
(in thousands, except share amounts)

(m)Under the Investment Company Act of 1940, as amended, the Company generally is deemed to be an “affiliated person” of a portfolio company if it owns 5% or more of the portfolio company’s voting securities and is generally deemed to “control” a portfolio company if it owns more than 25% of the portfolio company’s voting securities or it has the power to exercise control over the management or policies of such portfolio company. As of September 30, 2025, the Company held investments in portfolio companies of which it is deemed to be an “affiliated person” but is not deemed to “control”. The following table presents certain information with respect to investments in portfolio companies of which the Company was deemed to be an affiliated person as of September 30, 2025:

Portfolio Company	Fair Value at December 31, 2024	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at September 30, 2025	Interest Income(3)	PIK Income(3)	Fee Income(3)	Dividend and Other Income(3)
Asset Based Finance
GreenSky Holdings LLC, ABF Equity	$1,863	$—	$—	$—	$(74)	$1,789	$—	$—	$—	$—
GreenSky Holdings LLC, ABF Equity	2,790	330	(674)	—	(173)	2,273	—	—	—	395
GreenSky Holdings LLC, Term Loan	4,188	405	—	—	—	4,593	—	306	—	—
Total	$8,841	$735	$(674)	$—	$(247)	$8,655	$—	$306	$—	$395
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
(3)Interest, PIK, Fee and Dividend and Other income presented for the full nine months ended September 30, 2025.
(n)Under the Investment Company Act of 1940, as amended, the Company generally is deemed to be an “affiliated person” of a portfolio company if it owns 5% or more of the portfolio company’s voting securities and is generally deemed to “control” a portfolio company if it owns more than 25% of the portfolio company’s voting securities or it has the power to exercise control over the management or policies of such portfolio company. As of September 30, 2025, the Company held investments in portfolio companies of which it is deemed to be an “affiliated person” and deemed to “control”. The following table presents certain information with respect to investments in portfolio companies of which the Company was deemed to be an affiliated person and deemed to control as of September 30, 2025:

Portfolio Company	Fair Value at December 31, 2024	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at September 30, 2025	Interest Income(3)	PIK Income(3)	Fee Income(3)	Dividend and Other Income(3)
Asset Based Finance
Australis Maritime II, ABF Equity	$694	$159	$(246)	$—	$(3)	$604	$—	$—	$—	$56
Discover Financial Services, ABF Equity	5,402	—	(918)	—	(105)	4,379	—	—	—	852
Discover Financial Services, Subordinated Loan	9,708	—	(1,812)	—	—	7,896	976	—	—	—
KKR Altitude II Offshore Aggregator LP, Partnership Interest	2,139	296	(226)	—	(10)	2,199	—	—	23	245
TDC LLP, ABF Equity(4)	—	87	—	—	3	90	—	—	—	—
TDC LLP, Preferred Equity(4)	—	2,188	—	—	142	2,330	122	—	—	—
Total	$17,943	$2,730	$(3,202)	$—	$27	$17,498	$1,098	$—	$23	$1,153
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
(3)Interest, PIK, Fee and Dividend and Other income presented for the full nine months ended September 30, 2025.
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
The Company has various wholly-owned subsidiaries, including special-purpose financing subsidiaries and subsidiaries through which it holds interests in portfolio companies. The unaudited consolidated financial statements include both the Company’s accounts and the accounts of its wholly-owned subsidiaries as of September 30, 2025. All intercompany transactions have been eliminated in consolidation. Certain of the Company’s consolidated subsidiaries are subject to U.S. federal and state income taxes.
Note 2. Summary of Significant Accounting Policies
Basis of Presentation: The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, for interim financial information and with the instructions for Form 10-Q and Articles 6, 10 and 12 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For a more complete discussion of significant accounting policies and certain other information, the Company’s interim unaudited consolidated financial statements should be read in conjunction with its audited consolidated financial statements as of and for the year ended December 31, 2024 included in the Company’s annual report on Form 10-K, filed with the U.S. Securities and Exchange Commission, or the SEC. Operating results for the three and nine months ended September 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025. The December 31, 2024 consolidated statement of assets and liabilities and consolidated schedule of investments are derived from the Company’s audited consolidated financial statements as of and for the year ended December 31, 2024. The Company is considered an investment company under GAAP and follows the accounting and reporting guidance applicable to investment companies under Financial Accounting Standards Board, or FASB, Accounting Standards Codification Topic 946, Financial Services—Investment Companies. The Company has evaluated the impact of subsequent events through the date the unaudited consolidated financial statements were issued and filed with the SEC.
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
As of September 30, 2025 and December 31, 2024, the Adviser has paid $5,653 and $4,605, respectively, in organizational and offering expenses, and are subject to reimbursement as described above. The Company had no obligation to reimburse the Adviser for organizational and offering costs until the initial issuance of the Company’s Common Shares to non-affiliated investors after commencement of the monthly closings for the Company’s Private Offering.
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
The Adviser agreed to waive the Company’s base management fee and subordinated incentive fee on income through September 30, 2025.
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
Loan origination fees, original issue discount and market discount are capitalized and the Company accretes such amounts as interest income over the respective term of the loan or security. Upon the prepayment of a loan or security, any unamortized loan origination fees and original issue discount are recorded as interest income. Structuring and other non-recurring upfront fees are recorded as fee income when earned. For the nine months ended September 30, 2025 and 2024, the Company recognized $5,028 and $2,848, respectively, in structuring fee revenue. The Company records prepayment premiums on loans and securities as fee income when it receives such amounts.
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

KKR FS Income Trust
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 3. Share Transactions
Below is a summary of transactions with respect to shares of the Company’s Common Shares during the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30,
	2025		2024
	Shares	Amount	Shares	Amount
Gross Proceeds from Offering	18,471,248	$548,207	12,353,109	$363,244
Reinvestment of Distributions	538,272	15,968	52,381	1,552
Share Repurchase Program	(58,806)	(1,734)	—	—
Net Proceeds from Share Transactions	18,950,714	$562,441	12,405,490	$364,796
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
As of September 30, 2025, the Company has issued 47,061,291 Class I shares in the Private Offering for gross proceeds of $1,380,269, including Class I shares issued under its distribution reinvestment plan. Of the 47,061,291 Class I shares issued in the Private Offering, 8,995,947 shares were issued to investors with capital commitments to the Company in exchange for an aggregate of $254,500 in capital contributions. As of September 30, 2025, the Company had received capital commitments of $420,000 from investors in the Private Offering, 60.6% of which has been called for funding. In addition to $165,500 in aggregate amount of remaining uncalled capital commitments for Class I shares, the Company intends to continue selling Class I shares in the Private Offering on a monthly basis.
During the nine months ended September 30, 2025 and 2024, the Company issued 19,009,520 and 12,405,490 Class I shares, respectively, for gross proceeds of $564,175 and $364,796, respectively, at an average price per share of $29.68 and $29.41, respectively. The gross proceeds received during the nine months ended September 30, 2025 and 2024 include reinvested shareholder distributions of $15,968 and $1,552, respectively, for which the Company issued 538,272 and 52,381 Class I shares, respectively, under its distribution reinvestment plan.
During the period from October 1, 2025 to October 31, 2025, the Company issued 2,318,797 Class I shares for gross proceeds of $69,239 at an average price per share of $29.86. The gross proceeds received during the period from October 1, 2025 to October 31, 2025 include reinvested shareholder distributions of $2,474 for which the Company issued 82,858 Class I shares under its distribution reinvestment plan.
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
The following table sets forth information regarding repurchases of Common Shares effectuated under the Company’s discretionary share repurchase program during the nine months ended September 30, 2025:

Repurchase Date	Offer Date	Tender Offer Expiration	Purchase Price per Share	Common Shares Repurchased(2)	Aggregate Dollar Amount of Common Shares Accepted for Repurchase(2)
January 2, 2025(1)	December 2, 2024	December 30, 2024	—	—	$—
April 1, 2025	March 3, 2025	March 28, 2025	$29.64	18,836	547
July 1, 2025	June 2, 2025	June 30, 2025	$29.68	39,970	1,187
Total				58,806	$1,734
________________
(1)The Company did not repurchase any Common Shares under its discretionary share repurchase program on the applicable repurchase date.
(2)Certain of the amounts herein have been rounded for convenience of presentation.
On September 2, 2025, the Company commenced a tender offer pursuant to which it offered to repurchase up to 1,916,292 Common Shares tendered prior to the offer expiring on September 30, 2025. During the period from October 1, 2025 to October 31, 2025, the Company repurchased 221,003 Common Shares that were validly tendered by shareholders at a purchase price of $29.86 per share for aggregate consideration, net of any applicable Early Repurchase Deduction, of $6,580.
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
Note 4. Related Party Transactions
Compensation of the Investment Adviser and its Affiliates
Pursuant to the Advisory Agreement, commencing on and after the BDC Election Date, the Adviser is entitled to a base management fee calculated at an annual rate of 1.25% of the average monthly value of the Company’s net assets during the most recently completed quarter and an incentive fee based on the Company’s performance. See Note 2 for a discussion of the capital gains and subordinated income incentive fees that the Adviser may be entitled to under the Advisory Agreement. The Adviser agreed to waive the base management fee and the subordinated incentive fee on income under the Advisory Agreement through September 30, 2025.
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
The following table describes the fees and expenses accrued under the Advisory Agreement, the Administration Agreement and the Expense Support Agreement, as applicable, during the three and nine months ended September 30, 2025 and 2024:

Related Party			Three Months Ended September 30,		Nine Months Ended September 30,
	Source Agreement	Description	2025	2024	2025	2024
The Adviser	Investment advisory agreement	Base Management Fee(1)	$3,912	$1,596	$10,067	$3,428
The Adviser	Investment advisory agreement	Capital Gains Incentive Fee(2)	$880	$247	$1,378	$971
The Adviser	Investment advisory agreement	Subordinated Incentive Fee on Income(3)	$4,266	$2,034	$11,141	$4,250
The Adviser	Administration agreement	Administrative Services Expenses(4)	$759	$560	$1,897	$1,376
The Adviser	Administration agreement	Organizational & Offering Costs(5)	$—	$1,025	$440	$2,290
The Adviser	Expense support agreement	Expense Recoupment(6)	$—	$—	$—	$436
________________
(1)The Adviser agreed to waive all management fees accrued under the Advisory Agreement through September 30, 2025. As of September 30, 2025, no management fees were payable to the Adviser.

KKR FS Income Trust
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 4. Related Party Transactions (continued)
(2)During the nine months ended September 30, 2025 and 2024, the Company accrued capital gains incentive fees of $1,378 and $971, respectively, based on the performance of its portfolio. As of September 30, 2025, the Company had accrued $2,845 of capital gains incentive fees payable, of which $3,912 was based on unrealized appreciation and $(1,067) was based on realized gains net of unrealized depreciation. No capital gains incentive fees are actually payable by the Company with respect to unrealized gains unless and until those gains are actually realized. See Note 2 for a discussion of the methodology employed by the Company in calculating the capital gains incentive fees.
(3)The Adviser agreed to waive all subordinated incentive fees on income accrued under the Advisory Agreement through September 30, 2025. As of September 30, 2025, no subordinated incentive fees on income were payable to the Adviser.
(4)During the nine months ended September 30, 2025 and 2024, $1,704 and $1,156, respectively, of administrative services expenses related to the allocation of costs of administrative personnel for services rendered to the Company by the Adviser and the remainder related to other reimbursable expenses, including reimbursement of fees related to transactional expenses for prospective investments, such as fees and expenses associated with performing due diligence reviews of investments that do not close, often referred to as “broken deal” costs. Broken deal costs were $183 and $124 for the nine months ended September 30, 2025 and 2024, respectively. The Company paid $1,068 and $960 in administrative services expenses to the Adviser during the nine months ended September 30, 2025 and 2024, respectively.
(5)During the nine months ended September 30, 2025 and 2024, the Company expensed organizational and offering costs of $440 and $2,290, respectively, which related to reimbursements to the Adviser for organizational and offering costs incurred on the Company’s behalf, including salaries and other direct expenses of the Adviser’s personnel and employees of its affiliates while engaged in registering and marketing the Company’s Common Shares.
(6)During the nine months ended September 30, 2025 and 2024, the Company accrued $0 and $436, respectively, for expense recoupments payable to the Adviser under the Expense Support Agreement (see “—Expense Support and Conditional Reimbursement” below). As of September 30, 2025, no expense recoupments remained payable to the Adviser.
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
As of September 30, 2025, the full $35,000 of capital commitments under the Seed Contribution had been called and funded.
As of September 30, 2025, an additional $219,500 of capital commitments from third-party private investors had been called and funded in connection with the Private Offering.

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
For the nine months ended September 30, 2025 and the year ended December 31, 2024, there were no Expense Payments that the Adviser agreed to pay, subject to reimbursement by the Company in accordance with the Expense Support Agreement. For the nine months ended September 30, 2025 and the year ended December 31, 2024, the Company reimbursed the Adviser for $0 and $436, respectively, of previously waived expenses. As of September 30, 2025, there are no remaining amounts of previously waived expenses subject to recoupment.
Note 5. Distributions
The following tables reflect the cash distributions per share that the Company has declared on its Common Shares during the nine months ended September 30, 2025 and 2024:

	For the Nine Months Ended September 30, 2025
Date Declared	Distribution	Record Date	Payment Date	Distribution per Share
January 10, 2025	Regular	January 31, 2025	February 26, 2025	$0.25
February 11, 2025	Regular	February 28, 2025	March 27, 2025	0.25
March 10, 2025	Regular	March 31, 2025	April 28, 2025	0.25
March 10, 2025	Special	March 31, 2025	April 28, 2025	0.10
April 14, 2025	Regular	April 30, 2025	May 28, 2025	0.25
May 9, 2025	Regular	May 30, 2025	June 26, 2025	0.25
June 6, 2025	Regular	June 30, 2025	July 29, 2025	0.25
July 14, 2025	Regular	July 31, 2025	August 27, 2025	0.25
July 31, 2025	Regular	August 29, 2025	September 26, 2025	0.25
August 28, 2025	Regular	September 30, 2025	October 29, 2025	0.25
Total				$2.35

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
The following table reflects the sources of the cash distributions on a tax basis that the Company has paid on its Common Shares during the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30,
	2025		2024
Source of Distribution	Distribution Amount	Percentage	Distribution Amount	Percentage
Offering proceeds	$—	—	$—	—
Borrowings	—	—	—	—
Net investment income(1)	87,090	100%	32,418	99%
Short-term capital gains proceeds from the sale of assets	—	—	410	1%
Long-term capital gains proceeds from the sale of assets	—	—	—	—
Non-capital gains proceeds from the sale of assets	—	—	—	—
Distributions on account of preferred and common equity	—	—	—	—
Total	$87,090	100%	$32,828	100%

KKR FS Income Trust
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 5. Distributions (continued)
________________
(1)During the nine months ended September 30, 2025 and 2024, 95.3% and 95.3%, respectively, of the Company’s gross investment income was attributable to cash income earned, 1.3% and 1.5%, respectively, was attributable to non-cash accretion of discount and 3.4% and 3.2%, respectively, was attributable to paid-in-kind, or PIK, interest.
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
As of September 30, 2025 and December 31, 2024, the Company’s gross unrealized appreciation on a tax basis was $32,789 and $13,838, respectively. As of September 30, 2025 and December 31, 2024, the Company’s gross unrealized depreciation on a tax basis was $8,652 and $1,663, respectively.
The aggregate cost of the Company’s investments for U.S. federal income tax purposes totaled $1,993,573 and $1,052,681 as of September 30, 2025 and December 31, 2024, respectively. The aggregate net unrealized appreciation (depreciation) on investments on a tax basis was $28,138 and $11,392 as of September 30, 2025 and December 31, 2024, respectively. The aggregate net unrealized appreciation (depreciation) on investments on a tax basis excludes net unrealized appreciation (depreciation) from foreign currency forward contracts and foreign currency transactions.
Note 6. Investment Portfolio
The following table summarizes the composition of the Company’s investment portfolio at cost and fair value as of September 30, 2025 and December 31, 2024:

	September 30, 2025 (Unaudited)			December 31, 2024
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$1,530,146	$1,542,965	76.3%	$857,958	$865,488	81.3%
Subordinated Debt	1,870	1,945	0.1%	1,682	1,667	0.2%
Asset Based Finance	461,896	476,801	23.6%	193,223	196,918	18.5%
Total	$1,993,912	$2,021,711	100.0%	$1,052,863	$1,064,073	100.0%
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
As of September 30, 2025, the Company held investments in one portfolio company of which it is deemed to be an “affiliated person” but is not deemed to “control.” As of September 30, 2025, the Company held investments in four portfolio companies of which it is deemed to “control.” For additional information with respect to such portfolio companies, see footnotes (m) and (n) to the unaudited consolidated schedule of investments as of September 30, 2025.
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
The Company’s investment portfolio may contain loans and other unfunded arrangements that are in the form of lines of credit, revolving credit facilities, delayed draw credit facilities or other investments, which require the Company to provide funding when requested by portfolio companies in accordance with the terms of the underlying agreements. As of September 30, 2025, the Company had unfunded debt investments with aggregate unfunded commitments of $455,134 and unfunded equity/other commitments of $34,487. As of December 31, 2024, the Company had unfunded debt investments with aggregate unfunded commitments of $258,134 and unfunded equity/other commitments of $22,827. The Company maintains sufficient cash on hand and available capital in connection with undrawn commitments to fund such unfunded commitments should the need arise. For additional details regarding the

KKR FS Income Trust
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 6. Investment Portfolio (continued)
Company’s unfunded debt investments, see the Company’s unaudited consolidated schedule of investments as of September 30, 2025 and the Company’s audited consolidated schedule of investments as of December 31, 2024.
The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of September 30, 2025 and December 31, 2024:

	September 30, 2025 (Unaudited)		December 31, 2024
Industry Classification	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Banks	$21,616	1.1%	$1,148	0.1%
Capital Goods	290,592	14.4%	160,388	15.1%
Commercial & Professional Services	247,112	12.2%	207,960	19.6%
Consumer Discretionary Distribution & Retail	3,341	0.2%	6,683	0.6%
Consumer Durables & Apparel	12,220	0.6%	9,409	0.9%
Consumer Services	119,642	5.9%	59,984	5.6%
Consumer Staples Distribution & Retail	16,066	0.8%	16,427	1.6%
Equity Real Estate Investment Trusts (REITs)	17,253	0.8%	20,676	1.9%
Financial Services	208,698	10.3%	96,682	9.1%
Food, Beverage & Tobacco	23,514	1.2%	—	—
Health Care Equipment & Services	227,004	11.2%	157,954	14.9%
Insurance	132,839	6.6%	92,396	8.7%
Materials	34,714	1.7%	21,447	2.0%
Media & Entertainment	8,419	0.4%	—	—
Pharmaceuticals, Biotechnology & Life Sciences	44,524	2.2%	34,250	3.2%
Real Estate Management & Development	136,479	6.7%	43,784	4.1%
Software & Services	391,973	19.4%	78,631	7.4%
Technology Hardware & Equipment	264	0.0%	264	0.0%
Transportation	84,054	4.2%	54,412	5.1%
Utilities	1,387	0.1%	1,578	0.1%
Total	$2,021,711	100.0%	$1,064,073	100.0%
Note 7. Financial Instruments
The following is a summary of the fair value and location of the Company’s derivative instruments not designated as a qualifying hedge accounting relationship in the consolidated statements of assets and liabilities held as of September 30, 2025 and December 31, 2024:

Derivative Instrument	Statement Location	September 30, 2025 (Unaudited)	December 31, 2024
Foreign currency forward contracts	Unrealized appreciation on foreign currency forward contracts	$111	$200
Foreign currency forward contracts	Unrealized depreciation on foreign currency forward contracts	(223)	—
Total		$(112)	$200

KKR FS Income Trust
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 7. Financial Instruments (continued)
Net realized and unrealized gains and losses on derivative instruments not designated as a qualifying hedge accounting relationship recorded by the Company for the nine months ended September 30, 2025 and 2024 are in the following locations in the unaudited consolidated statements of operations:

		Nine Months Ended September 30,
Derivative Instrument	Statement Location	2025	2024
Foreign currency forward contracts	Net realized gain (loss) on foreign currency forward contracts	$(202)	$9
Foreign currency forward contracts	Net change in unrealized appreciation (depreciation) on foreign currency forward contracts	(312)	(119)
Total		$(514)	$(110)
Offsetting of Derivative Instruments
The Company has derivative instruments that are subject to master netting agreements. These agreements include provisions to offset positions with the same counterparty in the event of default by one of the parties. The Company’s unrealized appreciation and depreciation on derivative instruments are reported as gross assets and liabilities, respectively, in the consolidated statements of assets and liabilities. The following tables present the Company’s assets and liabilities related to derivatives by counterparty, net of amounts available for offset under a master netting arrangement and net of any collateral received or pledged by the Company for such assets and liabilities as of September 30, 2025 and December 31, 2024:

	As of September 30, 2025 (Unaudited)
Counterparty	Derivative Assets Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash Collateral Received(1)	Cash Collateral Received(1)	Net Amount of Derivative Assets(2)
Goldman Sachs Bank USA	$111	$(111)	$—	$—	$—
Total	$111	$(111)	$—	$—	$—
Counterparty	Derivative Liabilities Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash Collateral Pledged(1)	Cash Collateral Pledged(1)	Net Amount of Derivative Liabilities(3)
Goldman Sachs Bank USA	$(223)	$111	$—	$—	$(112)
Total	$(223)	$111	$—	$—	$(112)

	As of December 31, 2024
Counterparty	Derivative Assets Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash Collateral Received(1)	Cash Collateral Received(1)	Net Amount of Derivative Assets(2)
Goldman Sachs Bank USA	$200	$—	$—	$—	$200
Total	$200	$—	$—	$—	$200
Counterparty	Derivative Liabilities Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash Collateral Pledged(1)	Cash Collateral Pledged(1)	Net Amount of Derivative Liabilities(3)
Goldman Sachs Bank USA	$—	$—	$—	$—	$—
Total	$—	$—	$—	$—	$—
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
The average notional balance of foreign currency forward contracts during the nine months ended September 30, 2025 and 2024 were $8,168 and $3,669, respectively.
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
As of September 30, 2025 and December 31, 2024, the Company’s investments were categorized as follows in the fair value hierarchy:

Valuation Inputs	September 30, 2025 (Unaudited)	December 31, 2024
Level 1—Price quotations in active markets	$—	$—
Level 2—Significant other observable inputs	249,424	41,655
Level 3—Significant unobservable inputs	1,772,287	1,022,418
	$2,021,711	$1,064,073
In addition, the Company had foreign currency forward contracts, as described in Note 7, which were categorized as Level 2 in the fair value hierarchy as of September 30, 2025 and December 31, 2024.
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
The following is a reconciliation of investments for which significant unobservable inputs (Level 3) were used in determining fair value for the nine months ended September 30, 2025 and 2024:

	For the Nine Months Ended September 30, 2025
	Senior Secured Loans—First Lien	Subordinated Debt	Asset Based Finance	Total
Fair value at beginning of period	$865,488	$1,667	$155,263	$1,022,418
Accretion of discount (amortization of premium)	1,797	—	501	2,298
Net realized gain (loss)	(212)	—	(286)	(498)
Net change in unrealized appreciation (depreciation)	3,766	90	8,312	12,168
Purchases	669,127	—	256,858	925,985
Paid-in-kind interest	2,018	188	1,373	3,579
Sales and repayments	(128,324)	—	(65,339)	(193,663)
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Fair value at end of period	$1,413,660	$1,945	$356,682	$1,772,287
The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$5,670	$90	$8,441	$14,201

	For the Nine Months Ended September 30, 2024
	Senior Secured Loans—First Lien	Subordinated Debt	Asset Based Finance	Total
Fair value at beginning of period	$204,314	$961	$57,041	$262,316
Accretion of discount (amortization of premium)	507	2	232	741
Net realized gain (loss)	(20)	—	9	(11)
Net change in unrealized appreciation (depreciation)	5,215	(2)	2,933	8,146
Purchases	479,613	485	97,469	577,567
Paid-in-kind interest	696	162	716	1,574
Sales and repayments	(22,366)	—	(36,098)	(58,464)
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Fair value at end of period	$667,959	$1,608	$122,302	$791,869
The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$5,180	$(2)	$2,933	$8,111

KKR FS Income Trust
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 8. Fair Value of Financial Instruments (continued)
The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements as of September 30, 2025 and December 31, 2024 were as follows:

Type of Investment	Fair Value at September 30, 2025 (Unaudited)	Valuation Technique	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input(1)
Senior Debt	$1,318,283	Discounted Cash Flow	Discount Rate	7.1% - 12.0% (8.6%)	Decrease
	95,377	Cost(2)
Subordinated Debt	1,945	Discounted Cash Flow	Discount Rate	14.1% - 14.1% (14.1%)	Decrease
Asset Based Finance	249,474	Discounted Cash Flow	Discount Rate	4.7% - 19.0% (9.9%)	Decrease
	85,570	Cost(2)
	21,638	Other(3)
Total	$1,772,287

Type of Investment	Fair Value at December 31, 2024	Valuation Technique	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input(1)
Senior Debt	$855,090	Discounted Cash Flow	Discount Rate	7.6% - 11.4% (9.5%)	Decrease
	10,398	Cost(2)
Subordinated Debt	1,667	Discounted Cash Flow	Discount Rate	15.4% - 15.4% (15.4%)	Decrease
Asset Based Finance	139,551	Discounted Cash Flow	Discount Rate	4.8% - 41.7% (9.9%)	Decrease
	3,516	Waterfall	EBITDA Multiple	1.1x - 1.1x (1.1x)	Increase
	12,196	Cost(2)
Total	$1,022,418
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
Note 9. Financing Arrangements
In accordance with the 1940 Act, the Company is allowed to borrow amounts such that its asset coverage, as calculated pursuant to the 1940 Act, equals at least 150% after such borrowing. As of September 30, 2025, the aggregate amount outstanding of the senior securities issued by the Company was $661,820. As of September 30, 2025, the Company’s asset coverage was 312%.
The following tables present summary information with respect to the Company’s outstanding financing arrangements as of September 30, 2025 and December 31, 2024. For additional information regarding these financing arrangements, see the notes to the Company’s audited consolidated financial statements contained in its annual report on Form 10-K for the year ended December 31, 2024. See Note 9 to the financial statements included in the Company’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2025 and June 30, 2025 for a description of amendments or other changes to the financing arrangements during the three months ended March 31, 2025 and June 30, 2025, respectively. Any significant changes to the Company’s financing arrangements during the three months ended September 30, 2025 are discussed below.

	As of September 30, 2025 (Unaudited)
Arrangement	Type of Arrangement	Rate	Amount Outstanding		Amount Available	Maturity Date
Senior Secured Revolving Credit Facility(1)	Revolving Credit Facility	SOFR+2.125%(2)	$196,820	(3)	$173,180	July 19, 2028
K-FIT AB-1 Credit Facility(1)	Revolving Credit Facility	SOFR+2.25%(2)	250,000		—	October 10, 2028
K-FIT CO-1 Credit Facility(1)	Revolving Credit Facility	SOFR+2.15%(2)	215,000		35,000	March 4, 2030
Total			$661,820		$208,180
________________
(1)The carrying amount outstanding under the facility approximates its fair value.

KKR FS Income Trust
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 9. Financing Arrangements (continued)
(2)The benchmark rate is subject to a 0% floor.
(3)Amount includes borrowing in Euros and pounds sterling. Euro balance outstanding of €18,500 has been converted to U.S. dollars at an exchange rate of €1.00 to $1.17 as of September 30, 2025. Pounds sterling balance outstanding of £70,750 has been converted to U.S. dollars at an exchange rate of £1.00 to $1.34 as of September 30, 2025 to reflect total amount outstanding in U.S. dollars.

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
For the nine months ended September 30, 2025 and 2024, the components of total interest expense for the Company’s financing arrangements were as follows:

	Nine Months Ended September 30,
	2025			2024
Arrangement(1)	Direct Interest Expense(2)	Amortization of Deferred Financing Costs	Total Interest Expense	Direct Interest Expense(2)	Amortization of Deferred Financing Costs	Total Interest Expense
Senior Secured Revolving Credit Facility	$4,355	$390	$4,745	$3,564	$297	$3,861
K-FIT AB-1 Credit Facility	11,817	566	12,383	4,886	425	5,311
K-FIT CO-1 Credit Facility	5,828	243	6,071	—	—	—
Total	$22,000	$1,199	$23,199	$8,450	$722	$9,172
________________
(1)Borrowings of each of the Company’s wholly-owned, special-purpose financing subsidiaries are considered borrowings of the Company for purposes of complying with the asset coverage requirements applicable to BDCs under the 1940 Act.
(2)Direct interest expense includes the effect of non-usage fees.
The Company’s average borrowings and weighted average interest rate, including the effect of non-usage fees, for the nine months ended September 30, 2025 were $430,606 and 6.81%, respectively. As of September 30, 2025, the Company’s weighted average effective interest rate on borrowings, including the effect of non-usage fees, was 6.35%.
The Company’s average borrowings and weighted average interest rate, including the effect of non-usage fees, for the nine months ended September 30, 2024 were $119,552 and 9.42%, respectively. As of September 30, 2024, the Company’s weighted average effective interest rate on borrowings, including the effect of non-usage fees, was 7.88%.
Under its financing arrangements, the Company has made certain representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar financing arrangements. The Company was in compliance with all covenants required by its financing arrangements as of September 30, 2025.
K-FIT CO-1 Credit Facility
On September 5, 2025, the Company and K-FIT Finance CO-1 LLC, or K-FIT CO-1, entered into the First Amendment to Loan, Security and Servicing Agreement, or First Amendment, amending that certain Loan, Security and Servicing Agreement, originally dated March 4, 2025, by and among the Company, as servicer, K-FIT CO-1, as borrower, each of the lenders party thereto, Capital One, National Association, as administrative agent, and Computershare Trust Company, N.A., as collateral custodian and collateral administrator. The First Amendment provides for, among other things, an update to the collateral administrator responsibilities.

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
During the nine months ended September 30, 2025, the Company purchased investments, including unfunded commitments, with a cost of $18,690 from the Financing Provider. As of September 30, 2025, none of these purchases are included in payable for investments purchased in the unaudited consolidated statement of assets and liabilities. For the period from October 1, 2025 through November 7, 2025, there were no investments purchased by the Company from the Financing Provider.
As of September 30, 2025, the conditions precedent to the Company’s obligation to purchase any additional investments from the Financing Provider had not been met. The Company did not hold any beneficial interest in the warehouse.
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
Unfunded commitments to provide funds to portfolio companies are not recorded in the Company’s consolidated statements of assets and liabilities. Since these commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. The Company has sufficient liquidity to fund these commitments. As of September 30, 2025, the Company’s unfunded commitments consisted of the following:

Category / Company(1)	Commitment Amount
Senior Secured Loans—First Lien
AGS Health LLC	$1,679
AGS Health LLC	596
A-Lign Assurance LLC	3,287
A-Lign Assurance LLC	1,570
Apex Service Partners LLC	3,722
Arcfield Acquisition Corp	1,375
Arcwood Environmental (fka Heritage Environmental Services Inc)	2,797
Arcwood Environmental (fka Heritage Environmental Services Inc)	1,331
Area Wide Protective Inc	2,769
Avetta LLC	780
Avetta LLC	367
Avetta LLC	1,605
Bonterra LLC	3,890
Bonterra LLC	3,310
Cadence Education LLC	1,412
Cadence Education LLC	1,056
Cambrex Corp	1,890

KKR FS Income Trust
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 10. Commitments and Contingencies (continued)

Category / Company(1)	Commitment Amount
Cambrex Corp	$2,160
Cambrex Corp	11,348
Carrier Fire Protection	1,426
Carrier Fire Protection	1,656
Carrier Fire Protection	212
Circana Group (f.k.a. NPD Group)	718
Clarience Technologies LLC	3,129
Clarience Technologies LLC	6,933
Clarience Technologies LLC	1,126
CLEAResult Consulting Inc	3,108
CLEAResult Consulting Inc	2,064
ClubCorp Club Operations Inc	2,061
ClubCorp Club Operations Inc	1,237
Community Brands Inc	932
Community Brands Inc	1,640
CSafe Global	576
Dental365 LLC	2,216
Dental365 LLC	6,001
DOXA Insurance Holdings LLC	1,085
DOXA Insurance Holdings LLC	51
DOXA Insurance Holdings LLC	838
DuBois Chemicals Inc	2,138
DuBois Chemicals Inc	855
Eagle Railcar Services Roscoe Inc	2,008
Eagle Railcar Services Roscoe Inc	1,807
Flexera Software LLC	2,550
Follett Software Co	925
Frontline Road Safety LLC	3,424
Frontline Road Safety LLC	726
Galway Partners Holdings LLC	724
Granicus Inc	46
Granicus Inc	1,339
Highgate Hotels Inc	1,242
Homrich & Berg Inc	849
Horizon CTS Buyer LLC	2,302
Horizon CTS Buyer LLC	1,957
Individual FoodService	439
Inhabit IQ	1,192
Inhabit IQ	745
Insightsoftware.Com Inc	4,805
Insightsoftware.Com Inc	593
Integrity Marketing Group LLC	6,056
Integrity Marketing Group LLC	8,466
J S Held LLC	1,588
J S Held LLC	2,654
Keystone Agency Partners LLC	6,786
Keystone Agency Partners LLC	3,016
Lazer Logistics Inc	1,232
Learning Experience Corp/The	801
Legends Hospitality LLC	1,809
Legends Hospitality LLC	382

KKR FS Income Trust
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 10. Commitments and Contingencies (continued)

Category / Company(1)	Commitment Amount
Magna Legal Services LLC	$851
Magna Legal Services LLC	228
MAI Capital Management LLC	2,491
MAI Capital Management LLC	2,039
MAI Capital Management LLC	6,225
MB2 Dental Solutions LLC	3,456
MB2 Dental Solutions LLC	1,882
Med-Metrix	10,072
Med-Metrix	4,286
Mercer Advisors Inc	2,499
Model N Inc	2,664
Model N Inc	1,421
NeoGov Newt Holdco Inc	821
NeoGov Newt Holdco Inc	1,825
NeoGov Newt Holdco Inc	3,650
Netsmart Technologies Inc	4,236
Netsmart Technologies Inc	4,343
OEConnection LLC	1,597
OEConnection LLC	1,376
PCI Pharma Services	6,285
PCI Pharma Services	1,235
PCI Pharma Services	224
PSC Group	266
PSC Group	291
Radwell International LLC	1,330
Radwell International LLC	9,049
Railpros Inc	361
Railpros Inc	180
Resa Power LLC	3,984
Resa Power LLC	1,975
Revere Superior Holdings Inc	413
Revere Superior Holdings Inc	238
Rialto Capital Management LLC	362
Rockefeller Capital Management LP	2,244
Service Express Inc	2,555
Service Express Inc	1,865
Sphera Solutions Inc	3,699
Sphera Solutions Inc	6,853
Spins LLC	1,063
Spotless Brands LLC	803
Spotless Brands LLC	6,801
STV Group Inc	1,382
STV Group Inc	1,974
SureScripts LLC	5,938
Trackunit ApS	8,235
Turnpoint Services Inc	554
Turnpoint Services Inc	1,108
USIC Holdings Inc	764
USIC Holdings Inc	1,977
Veriforce LLC	935
Veriforce LLC	1,170

KKR FS Income Trust
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 10. Commitments and Contingencies (continued)

Category / Company(1)	Commitment Amount
Veriforce LLC	$20,021
Vermont Information Processing Inc	3,804
Vermont Information Processing Inc	761
VetCor Professional Practices LLC	456
Vitu	3,598
Wealth Enhancement Group LLC	1,775
Wealth Enhancement Group LLC	298
Wedgewood Weddings	4,702
Wedgewood Weddings	4,702
West Star Aviation Inc	3,097
West Star Aviation Inc	1,658
Woolpert Inc	3,607
Woolpert Inc	8,293
Xylem Kendall	5,739
Xylem Kendall	560
Zeus Industrial Products Inc	3,244
Zeus Industrial Products Inc	2,174
Asset Based Finance
Bausch Health Cos Inc, Revolver	18,750
Curia Global Inc, Revolver	10,333
EW Scripps Co/The, Revolver	5,647
Florida Food Products LLC, Revolver	923
Fortna Group Inc, Revolver	2,383
GreenSky Holdings LLC, Term Loan	374
John Wood Group PLC, Revolver	27,000
Opendoor Labs Inc, Structured Mezzanine	4,130
Philippine Airlines 777, Term Loan	2,831
Philippine Airlines 777, Term Loan	2,831
TalkTalk Telecom Group Ltd, Revolver	2,286
Trinseo Materials Operating SCA / Trinseo Materials Finance Inc, Revolver	1,138
Tropicana Products Inc, Revolver	671
Vietjet Aviation JSC, Term Loan	10,163
Weber-Stephen Products LLC, Revolver	17,701
Total	$455,134
Unfunded Equity/Other commitments	$34,487
____________________
(1)May be commitments to one or more entities affiliated with the named company.
As of September 30, 2025, the Company’s debt commitments are comprised of $211,695 revolving credit facilities and $243,439 delayed draw term loans, which generally are used for acquisitions or capital expenditures and are subject to certain performance tests. Such unfunded debt commitments have a fair value representing unrealized appreciation (depreciation) of $842. The Company’s unfunded Equity/Other commitments generally require certain conditions to be met or actual approval from the Adviser prior to funding.
While the Company does not expect to fund all of its unfunded commitments, there can be no assurance that it will not be required to do so.
In the normal course of business, the Company may enter into guarantees on behalf of portfolio companies. Under such arrangements, the Company would be required to make payments to third parties if the portfolio companies were to default on their related payment obligations. The Company had no such guarantees outstanding at September 30, 2025 and December 31, 2024.

KKR FS Income Trust
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 11. Financial Highlights
The following is a schedule of financial highlights of the Company for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30,
	2025	2024
Per Share Data:
Net asset value, beginning of period	$29.56	$28.84
Results of operations
Net investment income (loss)(1)	2.36	2.53
Net realized gain (loss) and unrealized appreciation (depreciation)(2)	0.29	0.62
Net increase (decrease) in net assets resulting from operations	2.65	3.15
Shareholder distributions(3)
Distributions from net investment income	(2.35)	(2.43)
Net decrease in net assets resulting from shareholder distributions	(2.35)	(2.43)
Capital share transactions
Issuance of Common Shares(4)	—	—
Net increase (decrease) in net assets resulting from capital share transactions	—	—
Net asset value, end of period	$29.86	$29.56
Shares outstanding, end of period	47,002,485	20,862,875
Total return based on net asset value(5)	9.30%	10.92%
Ratio/Supplemental Data:
Net assets, end of period	$1,403,373	$616,659
Ratio of net investment income to average net assets(6)	10.64%	11.60%
Ratio of total operating expenses to average net assets(6)	6.13%	8.09%
Ratio of waived expenses to average net assets(6)	(2.56)%	(2.66)%
Ratio of net operating expenses to average net assets(6)	3.57%	5.43%
Portfolio turnover(7)	16.16%	11.23%
Total amount of senior securities outstanding, exclusive of treasury securities	$661,820	$222,743
Asset coverage per unit(8)	3.12	3.77
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
(6)Weighted average net assets during the applicable period are used for this calculation. Ratios for the nine months ended September 30, 2025 and 2024 are annualized, with the exception of capital gains incentive fees and recoupment of previously waived expenses. Annualized ratios for the nine months ended September 30, 2025 are not necessarily indicative of the ratios that may be expected for the year ending December 31, 2025. The following is a schedule of supplemental ratios for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30,
	2025	2024
Ratio of accrued capital gains incentive fees to average net assets	0.12%	0.25%
Ratio of interest expense to average net assets	2.80%	3.18%
(7)Portfolio turnover for the nine months ended September 30, 2025 and 2024 are not annualized.
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
Note 13. Subsequent Events
Distributions
On October 8, 2025, the Board declared a distribution of $0.25 per Common Share, payable on or about November 25, 2025 to shareholders of record as of the close of business on October 31, 2025. Additionally, on October 30, 2025, the Board declared a distribution of $0.25 per Common Share, payable on or about December 29, 2025 to shareholders of record as of the close of business on November 28, 2025. Shareholders may receive the distribution payments in cash or in Common Shares in accordance with their election under the Company’s distribution reinvestment plan.
Private Offering Closings
On October 1, 2025, the Company issued and sold 2,235,939 Common Shares in the Private Offering (with the final number of Common Shares issued being determined on October 21, 2025) pursuant to Subscription Agreements entered into with the participating investors for aggregate consideration of $66,765.
On November 3, 2025, the Company issued and sold Common Shares in the Private Offering pursuant to Subscription Agreements entered into with the participating investors for aggregate consideration of approximately $26,615. The final number of Common Shares issued as of November 3, 2025 in connection with the monthly closing will be determined at a later date in connection with the Company’s determination of its net asset value per Common Share as of October 31, 2025.
K-FIT AB-1 Credit Facility
On October 16, 2025, K-FIT Finance AB-1 LLC, or K-FIT AB-1, a wholly-owned, special purpose financing subsidiary of the Company entered into the Second Amendment, or Second Amendment, to the Loan and Security Agreement, dated October 10, 2023, or the Loan Agreement, by and among K-FIT AB-1, as borrower, Ally Bank, as administrative agent and arranger, each of the lenders from time to time party thereto, and Computershare Trust Company, N.A., as collateral administrator and collateral custodian. The Second Amendment provides for, among other things, (i) an increase in the maximum committed facility amount from $250,000 to $500,000, (ii) a reduction of the applicable margin over one-month daily SOFR for advances from 2.25% per annum to 1.85% per annum, (iii) an extension of the revolving period from October 10, 2026 to October 16, 2028 and (iv) an extension of the stated maturity date from October 10, 2028 to October 16, 2030.
K-FIT CO-1 Credit Facility
On October 24, 2025, K-FIT CO-1 entered into the Second Amendment, or Second Amendment, to the Loan, Security and Servicing Agreement, dated March 4, 2025, or the Loan Agreement, by and among K-FIT CO-1, as borrower, the Company, as servicer, Capital One, National Association, as administrative agent, hedge counterparty and swingline lender, each of the lenders from time to time party thereto, and Computershare Trust Company, N.A., as collateral administrator and collateral custodian. The Second Amendment provides for, among other things, (i) an increase in the maximum committed facility amount from $250,000 to $400,000 and (ii) a reduction of the margin for advances over the applicable benchmark (which, for advances denominated in U.S. dollars, is three-month term SOFR) from 2.13% per annum to 1.85% per annum.

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
The Adviser has agreed to advance all of our organizational and offering expenses on our behalf (including legal, accounting, printing, mailing, subscription processing and filing fees and expenses and other offering expenses, including costs associated with technology integration between our systems and those of our participating brokers, reasonable bona fide due diligence expenses of participating brokers supported by detailed and itemized invoices, costs in connection with preparing sales materials and other marketing expenses, design and website expenses, fees and expenses of our transfer agent, fees to attend retail seminars sponsored by participating brokers and costs, expenses and reimbursements for travel (provided that we will not be required to bear the cost of private airfare in excess of comparable first-class/business rates on a commercial airline, if available), meals, accommodations, entertainment and other similar expenses related to meetings or events with prospective investors, brokers, registered investment advisors or financial or other advisors, but excluding the shareholder servicing and/or distribution fee) through a date determined by the Adviser in its discretion. We had no obligation to reimburse the Adviser for such advanced expenses until the initial issuance of Common Shares to non-affiliated investors after commencement of the monthly closings for the Private Offering, which commenced on June 30, 2023. As of September 30, 2025, we had incurred organizational and offering expenses of $991 and $4,662, respectively, which expenses the Adviser elected to cover pursuant to the Expense Support Agreement, subject to reimbursement by us pursuant to its terms. See “Expense Support and Conditional Reimbursement” below for more information. In no event will we bear in excess of $1.5 million in organizational expenses; the Adviser has agreed to be responsible for any organizational expenses in excess of $1.5 million.
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
For the nine months ended September 30, 2025 and the year ended December 31, 2024, there were no Expense Payments that the Adviser agreed to pay, subject to reimbursement by us in accordance with the Expense Support Agreement. For the nine months ended September 30, 2025 and the year ended December 31, 2024, we reimbursed the Adviser for $0 and $436, respectively, of previously waived expenses. As of September 30, 2025, there are no remaining amounts of previously waived expenses subject to recoupment.
Fees and Expenses
The following table illustrates the aggregate fees and expenses that we expect to incur and that shareholders can expect to bear, either directly or indirectly, during the following twelve months.

Shareholder transaction expenses (fees paid directly from shareholder investment)
Maximum sales load imposed on purchases(1)	—
Annual operating expenses (as a percentage of average net assets attributable to shares)(2)
Base Management Fee(3)	1.25%
Incentive fees payable under our investment advisory agreement(4)	—
Interest payments on borrowed funds(5)	4.21%
Distribution/Servicing Fees(6)	—
Organizational and offering costs(7)	—
Other expenses(8)	0.34%
Total annual expenses	5.80%
Waiver of management and subordinated income incentive fees(3)	—
Net annual expenses	5.80%
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
(2)Amount assumes that we sell $876.5 million worth of Class I shares during the following twelve months, resulting in estimated average net assets of $1,841.6 million based on current asset levels. That amount also assumes that we borrow funds of approximately 66% of our average net assets during such period. Actual expenses will depend on the number of Class I shares we sell in the Private Offering and the amount of leverage we employ, if any. There can be no assurance that we will sell $876.5 million worth of Class I shares during the following twelve months.
(3)The Base Management Fee is calculated and payable quarterly in arrears at an annual rate of 1.25% of our average monthly net assets during such period. The Adviser agreed to waive the Base Management Fee and subordinated income incentive fee through September 30, 2025.
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
(5)Interest payments on borrowed funds represents an estimate of our annualized interest expense based on our total borrowings as of September 30, 2025. At September 30, 2025, the weighted average effective interest rate for total outstanding debt was 6.35%. We may borrow additional funds from time to time to make investments to the extent we determine that the economic situation is conducive to doing so. To the extent that we determine it is appropriate to borrow funds to make investments, the costs associated with such borrowing will be indirectly borne by our shareholders.
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
Example
The following example demonstrates the projected dollar amount of total expenses that would be incurred over various periods with respect to a $10,000 hypothetical investment in the Class I shares assuming reinvestment of all distributions at NAV and that our direct and indirect annual operating expenses would remain at the percentage levels set forth in the table above (assuming we borrow an amount of approximately 66% of our average net assets):

	1 Year	3 Years	5 Years	10 Years
Shareholders would pay the following expenses on a $10,000 investment, assuming a 5% annual return(1)	$578	$1,719	$2,843	$5,573
Shareholders would pay the following expenses on a $10,000 investment, assuming a 5% annual return entirely from realized capital gains	$638	$1,887	$3,100	$5,985
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

Portfolio Investment Activity for the Three and Nine Months Ended September 30, 2025 and for the Year Ended December 31, 2024
Total Portfolio Activity
The following tables present certain selected information regarding our portfolio investment activity for the three and nine months ended September 30, 2025:

	For the Three Months Ended	For the Nine Months Ended
Net Investment Activity	September 30, 2025	September 30, 2025
Purchases	$498,506	$1,179,295
Sales and Repayments	(93,845)	(244,685)
Net Portfolio Activity	$404,661	$934,610

	For the Three Months Ended				For the Nine Months Ended
	September 30, 2025				September 30, 2025
New Investment Activity by Asset Class	Purchases	Percentage	Sales and Repayments	Percentage	Purchases	Percentage	Sales and Repayments	Percentage
Senior Secured Loans—First Lien	$334,350	67%	$72,835	78%	$845,647	72%	$178,343	73%
Asset Based Finance	164,156	33%	21,010	22%	333,648	28%	66,342	27%
Total	$498,506	100%	$93,845	100%	$1,179,295	100%	$244,685	100%
The following table summarizes the composition of our investment portfolio at cost and fair value as of September 30, 2025 and December 31, 2024:

	September 30, 2025 (Unaudited)			December 31, 2024
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$1,530,146	$1,542,965	76.3%	$857,958	$865,488	81.3%
Subordinated Debt	1,870	1,945	0.1%	1,682	1,667	0.2%
Asset Based Finance	461,896	476,801	23.6%	193,223	196,918	18.5%
Total	$1,993,912	$2,021,711	100.0%	$1,052,863	$1,064,073	100.0%
_____________________
(1)Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.
The following table presents certain selected information regarding the composition of our investment portfolio as of September 30, 2025 and December 31, 2024:

	September 30, 2025	December 31, 2024
Number of Portfolio Companies	154	101
% of Direct Originations in Investment Portfolio	100.0%	100.0%
% Variable Rate Debt Investments (based on fair value)(1)	87.6%	90.9%
% Fixed Rate Debt Investments (based on fair value)(1)	7.4%	6.1%
% Other Income Producing Investments (based on fair value)(2)	1.8%	1.6%
% Non-Income Producing Investments (based on fair value)	3.2%	1.4%
Weighted Average Annual Yield on Accruing Debt Investments(1)(3)	9.5%	10.1%
Weighted Average Annual Yield on All Debt Investments(4)	9.5%	10.1%
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
(3)The Weighted Average Annual Yield on Accruing Debt Investments is computed as (i) the sum of (a) the stated annual interest rate, dividend rate or other similar stated return of each accruing Debt Investment, multiplied by its par amount, adjusted to U.S. dollars and for any partial income accrual when necessary, as of the end of the applicable reporting period, plus (b) the annual amortization of the purchase or original issue discount or premium of each accruing Debt Investment; divided by (ii) the total amortized cost of Debt Investments included in the calculated group as of the end of the applicable reporting period. Stated annual interest rate for floating rate Debt Investments assumes the greater of (a) the respective base rate in effect as of September 30, 2025, and (b) the stated base rate floor. The base rate utilized in this calculation may not be indicative of the base rates for specific contracts as of September 30, 2025.
(4)The Weighted Average Annual Yield on All Debt Investments is computed as (i) the sum of (a) the stated annual interest rate, dividend rate or other similar stated return of each Debt Investment, multiplied by its par amount, adjusted to U.S. dollars and for any partial income accrual when necessary, as of the end of the applicable reporting period, plus (b) the annual amortization of the purchase or original issue discount or premium of each Debt Investment; divided by (ii) the total amortized cost of Debt Investments included in the calculated group as of the end of the applicable reporting period. Stated annual interest rate for floating rate Debt Investments assumes the greater of (a) the respective base rate in effect as of September 30, 2025, and (b) the stated base rate floor. The base rate utilized in this calculation may not be indicative of the base rates for specific contracts as of September 30, 2025.
For the nine months ended September 30, 2025, our total return based on NAV was 9.3%. For the year ended December 31, 2024, our total return based on NAV was 13.87%. See footnote 5 to the table included in Note 11 to our unaudited consolidated financial statements included herein for information regarding the calculation of our total return based on NAV.
Portfolio Composition by Industry Classification
The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of September 30, 2025 and December 31, 2024:

	September 30, 2025 (Unaudited)		December 31, 2024
Industry Classification	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Banks	$21,616	1.1%	$1,148	0.1%
Capital Goods	290,592	14.4%	160,388	15.1%
Commercial & Professional Services	247,112	12.2%	207,960	19.6%
Consumer Discretionary Distribution & Retail	3,341	0.2%	6,683	0.6%
Consumer Durables & Apparel	12,220	0.6%	9,409	0.9%
Consumer Services	119,642	5.9%	59,984	5.6%
Consumer Staples Distribution & Retail	16,066	0.8%	16,427	1.6%
Equity Real Estate Investment Trusts (REITs)	17,253	0.8%	20,676	1.9%
Financial Services	208,698	10.3%	96,682	9.1%
Food, Beverage & Tobacco	23,514	1.2%	—	—
Health Care Equipment & Services	227,004	11.2%	157,954	14.9%
Insurance	132,839	6.6%	92,396	8.7%
Materials	34,714	1.7%	21,447	2.0%
Media & Entertainment	8,419	0.4%	—	—
Pharmaceuticals, Biotechnology & Life Sciences	44,524	2.2%	34,250	3.2%
Real Estate Management & Development	136,479	6.7%	43,784	4.1%
Software & Services	391,973	19.4%	78,631	7.4%
Technology Hardware & Equipment	264	0.0%	264	0.0%
Transportation	84,054	4.2%	54,412	5.1%
Utilities	1,387	0.1%	1,578	0.1%
Total	$2,021,711	100.0%	$1,064,073	100.0%

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
The following table shows the distribution of our investments on the 1 to 4 investment rating scale at fair value as of September 30, 2025 and December 31, 2024:

	September 30, 2025		December 31, 2024
Investment Rating	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
1	$1,943,818	96%	$1,030,177	97%
2	77,893	4%	33,896	3%
3	—	—	—	—
4	—	—	—	—
Total	$2,021,711	100%	$1,064,073	100%
The amount of the portfolio in each grading category may vary substantially from period to period resulting primarily from changes in the composition of the portfolio as a result of new investment, repayment and exit activities. In addition, changes in the grade of investments may be made to reflect our expectation of performance and changes in investment values.
Results of Operations
Comparison of the Three and Nine Months Ended September 30, 2025 and September 30, 2024
Revenues
Our investment income for the three and nine months ended September 30, 2025 and 2024 was as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025		2024		2025		2024
	Amount	Percentage of Total Income	Amount	Percentage of Total Income	Amount	Percentage of Total Income	Amount	Percentage of Total Income
Interest income	$40,708	89.0%	$18,899	84.3%	$105,283	89.5%	$41,421	84.4%
Paid-in-kind interest income	1,499	3.3%	1,046	4.7%	4,054	3.4%	1,574	3.2%
Fee income	2,336	5.1%	2,261	10.1%	5,328	4.5%	4,820	9.8%
Dividend income	1,190	2.6%	201	0.9%	3,067	2.6%	1,272	2.6%
Total investment income(1)	$45,733	100.0%	$22,407	100.0%	$117,732	100.0%	$49,087	100.0%
___________
(1)Such revenues represent $43,681 and $20,964 of cash income earned as well as $2,052 and $1,443 in non-cash portions relating to accretion of discount and PIK interest for the three months ended September 30, 2025 and 2024, respectively. Such revenues represent $112,138 and $46,793 of cash income earned as well as $5,594 and $2,294 in non-cash portions relating to accretion of discount and PIK interest for the nine months ended September 30, 2025 and 2024, respectively. Cash flows related to such non-cash revenues may not occur for a number of reporting periods or years after such revenues are recognized.
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
The increase in interest, PIK, fee and dividend income for the three and nine months ended September 30, 2025 compared to the three and nine months ended September 30, 2024 is primarily due to the increase in the size of our investment portfolio, partially offset by a decline in yields due to the lower interest rate environment.
Expenses
Our operating expenses for the three and nine months ended September 30, 2025 and 2024 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Management fees	$3,912	$1,596	$10,067	$3,428
Subordinated income incentive fees	4,266	2,034	11,141	4,250
Capital gains incentive fees	880	247	1,378	971
Interest expense	9,444	3,804	23,199	9,172
Administrative services expenses	759	560	1,897	1,376
Accounting and administrative fees	164	72	422	186
Organizational and offering costs	—	1,025	440	2,290
Insurance expense	38	46	104	137
Audit expense	219	147	549	436
Other expenses	981	469	1,991	1,008
Total operating expenses	20,663	10,000	51,188	23,254
Management and incentive fee waivers	(8,178)	(3,630)	(21,208)	(7,678)
Expense (waiver) recoupment	—	—	—	436
Net operating expenses	$12,485	$6,370	$29,980	$16,012
The following table reflects selected expense ratios as a percent of average net assets for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Ratio of operating expenses to average net assets	1.60%	1.84%	4.63%	6.16%
Ratio of expense waivers to average net assets(1)	(0.63)%	(0.67)%	(1.92)%	(2.00)%
Ratio of net operating expenses to average net assets	0.97%	1.17%	2.71%	4.16%
Ratio of net incentive fees and interest expense to average net assets(1)	0.80%	0.74%	2.22%	2.63%
Ratio of net operating expenses, excluding certain expenses, to average net assets	0.17%	0.43%	0.49%	1.53%
__________
(1)Ratio data may be rounded in order to recompute the ending ratio of net operating expenses to average net assets or net operating expenses, excluding certain expenses, to average net assets.
We generally expect our general and administrative expenses to decrease as a percentage of our average net assets because of the anticipated growth in the size of our asset base.
The increase in expenses for the three and nine months ended September 30, 2025 compared to the three and nine months ended September 30, 2024 is primarily due to the increase in the size of our investment portfolio, which increased the acceleration of our operational activity during the three and nine months ended September 30, 2025 and the incurrence of borrowings under the K-FIT CO-1 Credit Facility, the K-FIT AB-1 Credit Facility and the Senior Secured Revolving Credit Facility, which increased interest expense.
Interest expense, among other things, may increase or decrease our expense ratios relative to comparative periods depending on portfolio performance, changes in amounts outstanding under our financing arrangements and benchmark interest rates such as SOFR, among other factors.

Net Investment Income
Our net investment income totaled $33,248 ($0.77 per share) and $16,037 ($0.87 per share) for the three months ended September 30, 2025 and 2024, respectively. The increase in net investment income during the three months ended September 30, 2025 compared to the three months ended September 30, 2024 can primarily be attributed to the increase in interest, PIK, fee and dividend income discussed above.
Our net investment income totaled $87,752 ($2.36 per share) and $33,075 ($2.53 per share) for the nine months ended September 30, 2025 and 2024, respectively. The increase in net investment income during the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 can primarily be attributed to the increase in interest, PIK, fee and dividend income discussed above.
Net Realized Gains or Losses
Our net realized gains (losses) on investments and foreign currency for the three and nine months ended September 30, 2025 and 2024 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net realized gain (loss) on investments(1)	$367	$21	$113	$77
Net realized gain (loss) on foreign currency forward contracts	(114)	9	(202)	9
Net realized gain (loss) on foreign currency	(602)	(192)	(688)	(141)
Total net realized gain (loss)	$(349)	$(162)	$(777)	$(55)
______________
(1)We sold investments and received principal repayments of $30,108 and $63,737, respectively, during the three months ended September 30, 2025 and $6,411 and $6,683, respectively, during the three months ended September 30, 2024. We sold investments and received principal repayments of $67,581 and $177,104, respectively, during the nine months ended September 30, 2025 and $44,326 and $15,765, respectively, during the nine months ended September 30, 2024.
Net Change in Unrealized Appreciation (Depreciation)
Our net change in unrealized appreciation (depreciation) on investments, foreign currency forward contracts and unrealized gain (loss) on foreign currency for the three and nine months ended September 30, 2025 and 2024 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net change in unrealized appreciation (depreciation) on investments	$5,731	$3,211	$16,589	$8,735
Net change in unrealized appreciation (depreciation) on foreign currency forward contracts	192	(113)	(312)	(119)
Net change in unrealized gain (loss) on foreign currency	1,470	(962)	(4,472)	(793)
Total net change in unrealized appreciation (depreciation)	$7,393	$2,136	$11,805	$7,823
The net change in unrealized appreciation (depreciation) during the three and nine months ended September 30, 2025 and 2024 were driven primarily by appreciation on several specific assets in the portfolio.
Net Increase (Decrease) in Net Assets Resulting from Operations
For the three months ended September 30, 2025, the net increase in net assets resulting from operations was $40,292 ($0.93 per share) compared to a net increase in net assets resulting from operations of $18,011 ($0.98 per share) for the three months ended September 30, 2024.
For the nine months ended September 30, 2025, the net increase in net assets resulting from operations was $98,780 ($2.66 per share) compared to a net increase in net assets resulting from operations of $40,843 ($3.12 per share) for the nine months ended September 30, 2024.
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
As of September 30, 2025, we had $43,319 in cash and foreign currency, which we held in custodial accounts, $208,180 in borrowings available under our financing arrangements, subject to borrowing base and other limitations, and $165,500 of remaining uncalled capital commitments from investors in the Private Offering. As of September 30, 2025, we had unfunded debt investments with aggregate unfunded commitments of $455,134 and unfunded equity/other commitments of $34,487. We maintain sufficient cash on hand, available borrowings and liquid securities to fund such unfunded commitments should the need arise.
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
As of September 30, 2025, the aggregate amount outstanding of the senior securities issued by us was $661,820. As of September 30, 2025, our asset coverage ratio as calculated under the 1940 Act was 312%.
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
Financing Arrangements
The following table presents summary information with respect to our outstanding financing arrangements as of September 30, 2025:

	As of September 30, 2025 (Unaudited)
Arrangement	Type of Arrangement	Rate	Amount Outstanding		Amount Available	Maturity Date
Senior Secured Revolving Credit Facility(1)	Revolving Credit Facility	SOFR+2.125%(2)	$196,820	(3)	$173,180	July 19, 2028
K-FIT AB-1 Credit Facility(1)	Revolving Credit Facility	SOFR+2.25%(2)	250,000		—	October 10, 2028
K-FIT CO-1 Credit Facility(1)	Revolving Credit Facility	SOFR+2.15%(2)	215,000		35,000	March 4, 2030
Total			$661,820		$208,180
______________
(1)The carrying amount outstanding under the facility approximates its fair value.
(2)The benchmark rate is subject to a 0% floor.
(3)Amount includes borrowing in Euros and pounds sterling. Euro balance outstanding of €18,500 has been converted to U.S. dollars at an exchange rate of €1.00 to $1.17 as of September 30, 2025. Pounds sterling balance outstanding of £70,750 has been converted to U.S. dollars at an exchange rate of £1.00 to $1.34 as of September 30, 2025 to reflect total amount outstanding in U.S. dollars.
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
During certain periods, our distributions may exceed our earnings. As a result, it is possible that a portion of the distributions we make may represent a return of capital. A return of capital generally is a return of a shareholder’s investment rather than a return of earnings or gains derived from our investment activities. Each year a statement on Form 1099-DIV identifying the sources of the distributions will be mailed to our shareholders. No portion of the distributions paid during the nine months ended September 30, 2025 or 2024 represented a return of capital.
We intend to make our regular distributions in the form of cash, out of assets legally available for distribution, except for those shareholders who have elected to receive their distributions in the form of additional Common Shares under our distribution reinvestment plan. Any distributions reinvested under the plan will nevertheless remain taxable to a U.S. shareholder.

The following tables reflect the cash distributions per share that we have declared on our Common Shares during the nine months ended September 30, 2025 and 2024:

	For the Nine Months Ended September 30, 2025
Date Declared	Distribution	Record Date	Payment Date	Distribution per Share
January 10, 2025	Regular	January 31, 2025	February 26, 2025	$0.25
February 11, 2025	Regular	February 28, 2025	March 27, 2025	0.25
March 10, 2025	Regular	March 31, 2025	April 28, 2025	0.25
March 10, 2025	Special	March 31, 2025	April 28, 2025	0.10
April 14, 2025	Regular	April 30, 2025	May 28, 2025	0.25
May 9, 2025	Regular	May 30, 2025	June 26, 2025	0.25
June 6, 2025	Regular	June 30, 2025	July 29, 2025	0.25
July 14, 2025	Regular	July 31, 2025	August 27, 2025	0.25
July 31, 2025	Regular	August 29, 2025	September 26, 2025	0.25
August 28, 2025	Regular	September 30, 2025	October 29, 2025	0.25
Total				$2.35

	For the Nine Months Ended September 30, 2024
Date Declared	Distribution	Record Date	Payment Date	Distribution per Share
January 5, 2024	Regular	January 31, 2024	February 27, 2024	$0.24
February 20, 2024	Regular	February 29, 2024	March 26, 2024	0.24
March 7, 2024	Regular	March 28, 2024	April 26, 2024	0.25
April 3, 2024	Regular	April 30, 2024	May 29, 2024	0.25
May 2, 2024	Regular	May 31, 2024	June 26, 2024	0.25
June 11, 2024	Regular	June 28, 2024	July 29, 2024	0.25
June 11, 2024	Special	June 28, 2024	July 29, 2024	0.10
July 11, 2024	Regular	July 31, 2024	August 28, 2024	0.25
July 31, 2024	Regular	August 30, 2024	September 26, 2024	0.25
September 16, 2024	Regular	September 30, 2024	October 29, 2024	0.25
September 16, 2024	Special	September 30, 2024	October 29, 2024	0.10
Total				$2.43
See Note 5 to our unaudited consolidated financial statements included herein for additional information regarding our distributions.
Recent Developments
Distributions
On October 8, 2025, the Board declared a distribution of $0.25 per Common Share, payable on or about November 25, 2025 to shareholders of record as of the close of business on October 31, 2025. Additionally, on October 30, 2025, the Board declared a distribution of $0.25 per Common Share, payable on or about December 29, 2025 to shareholders of record as of the close of business on November 28, 2025. Shareholders may receive the distribution payments in cash or in Common Shares in accordance with their election under the Company’s distribution reinvestment plan.
Private Offering Closings
On October 1, 2025, we issued and sold 2,235,939 Common Shares in the Private Offering (with the final number of Common Shares issued being determined on October 21, 2025) pursuant to Subscription Agreements entered into with the participating investors for aggregate consideration of $66,765.
On November 3, 2025, we issued and sold Common Shares in the Private Offering pursuant to Subscription Agreements entered into with the participating investors for aggregate consideration of approximately $26,615. The final number of Common Shares issued as of November 3, 2025 in connection with the monthly closing will be determined at a later date in connection with the Company’s determination of its net asset value per Common Share as of October 31, 2025.

K-FIT AB-1 Credit Facility
On October 16, 2025, K-FIT Finance AB-1 LLC, or K-FIT AB-1, a wholly-owned, special purpose financing subsidiary of the Company entered into the Second Amendment, or Second Amendment, to the Loan and Security Agreement, dated October 10, 2023, or the Loan Agreement, by and among K-FIT AB-1, as borrower, Ally Bank, as administrative agent and arranger, each of the lenders from time to time party thereto, and Computershare Trust Company, N.A., as collateral administrator and collateral custodian. The Second Amendment provides for, among other things, (i) an increase in the maximum committed facility amount from $250,000 to $500,000, (ii) a reduction of the applicable margin over one-month daily SOFR for advances from 2.25% per annum to 1.85% per annum, (iii) an extension of the revolving period from October 10, 2026 to October 16, 2028 and (iv) an extension of the stated maturity date from October 10, 2028 to October 16, 2030.
K-FIT CO-1 Credit Facility
On October 24, 2025, K-FIT CO-1 entered into the Second Amendment, or Second Amendment, to the Loan, Security and Servicing Agreement, dated March 4, 2025, or the Loan Agreement, by and among K-FIT CO-1, as borrower, the Company, as servicer, Capital One, National Association, as administrative agent, hedge counterparty and swingline lender, each of the lenders from time to time party thereto, and Computershare Trust Company, N.A., as collateral administrator and collateral custodian. The Second Amendment provides for, among other things, (i) an increase in the maximum committed facility amount from $250,000 to $400,000 and (ii) a reduction of the margin for advances over the applicable benchmark (which, for advances denominated in U.S. dollars, is three-month term SOFR) from 2.13% per annum to 1.85% per annum.
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
As of September 30, 2025, our investment portfolio, valued at fair value in accordance with our Board-approved valuation policy, represented 96.68% of our total assets, as compared to 96.87% of our total assets as of December 31, 2024.
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
Other Contractual Obligations
We have entered into the Advisory Agreement and Administration Agreement with the Adviser to provide us with investment advisory and administrative services. Payments for investment advisory services under the Advisory Agreement are equal to (a) an annual Base Management Fee based on the average monthly value of the Company’s net assets during the most recently completed calendar quarter, and (b) an Incentive Fee based on our performance. The Adviser is reimbursed for administrative expenses incurred on our behalf. See Note 4 to our unaudited consolidated financial statements included herein for a discussion of these agreements and for the amount of fees and expenses accrued under these agreements during the nine months ended September 30, 2025.
If any of our contractual obligations are terminated, our costs may increase under any new agreements that we enter into as replacements. We would also likely incur expenses in locating alternative parties to provide the services we expect to receive under our Advisory Agreement and our Administration Agreement.
Off-Balance Sheet Arrangements
We may become a party to financial instruments with off-balance sheet risk in the normal course of our business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of September 30, 2025, we had off-balance sheet arrangements with Cliffwater Corporate Lending Fund and CCLF Holdings (D13) LLC under the Cliffwater Facility Agreement, as described below.
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
As of September 30, 2025, the conditions precedent to the Company’s obligation to purchase any additional investments from the Financing Provider had not been met. The Company does not hold any beneficial interest in the warehouse.
During the nine months ended September 30, 2025, the Company purchased investments, including unfunded commitments, with a cost of $18,690 from the Financing Provider. As of September 30, 2025, none of these purchases are included in payable for investments purchased in the unaudited consolidated statement of assets and liabilities. For the period from October 1, 2025 through November 7, 2025, there were no investments purchased by the Company from the Financing Provider.
As of November 7, 2025, there were 24 loans with an aggregate commitment par value of $128,042, inclusive of $57,923 of unfunded commitments, that the Financing Provider purchased and was holding at the Company’s request pursuant to the Cliffwater Facility Agreement.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We are subject to financial market risks, including changes in interest rates. As of September 30, 2025, 87.6% of our portfolio investments (based on fair value) were debt investments paying variable interest rates, 7.4% were debt investments paying fixed interest rates, 1.8% were other income producing investments and the remaining 3.2% consisted of non-income producing investments. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to any variable rate investments we hold and to declines in the value of any fixed rate investments we hold. However, many of our variable rate investments provide for an interest rate floor, which may prevent our interest income from increasing until benchmark interest rates increase beyond a threshold amount. To the extent that a substantial portion of our investments may be in variable rate investments, an increase in interest rates beyond this threshold would make it easier for us to meet or exceed the hurdle rate applicable to the subordinated incentive fee on income, and may result in a substantial increase in our net investment income and to the amount of Incentive Fees payable to the Adviser with respect to our increased pre-incentive fee net investment income. A prolonged reduction in interest rates could reduce our gross investment income and could result in a decrease in our net investment income if such decreases in interest rates are not offset by a corresponding increase in the spread over the specified reference rate that we earn on any portfolio investments, a decrease in our operating expenses or a decrease in the interest rate of our floating interest rate liabilities.
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

The following table shows the effect over a twelve-month period of changes in interest rates on our interest income, interest expense and net interest income assuming no changes in the composition of our investment portfolio, including the accrual status of our investments, and our financing arrangements in effect as of September 30, 2025 (dollar amounts are presented in thousands):

Basis Point Change in Interest Rates	Increase (Decrease) in Interest Income(1)	Increase (Decrease) in Interest Expense(2)	Increase (Decrease) in Net Interest Income(1)	Percentage Change in Net Interest Income
Down 250 basis points	$(41,543)	$(16,547)	$(24,996)	(15.0)%
Down 200 basis points	(33,317)	(13,237)	(20,080)	(12.1)%
Down 150 basis points	(25,036)	(9,928)	(15,108)	(9.1)%
Down 100 basis points	(16,696)	(6,619)	(10,077)	(6.1)%
Down 50 basis points	(8,348)	(3,309)	(5,039)	(3.0)%
Up 50 basis points	8,348	3,309	5,039	3.0%
Up 100 basis points	16,696	6,619	10,077	6.1%
Up 150 basis points	25,043	9,928	15,115	9.1%
Up 200 basis points	33,391	13,237	20,154	12.1%
Up 250 basis points	41,739	16,547	25,192	15.1%
_______________
(1)Assumes no defaults or prepayments by portfolio companies over the next twelve months.
(2)Assumes current debt outstanding as of September 30, 2025, and no changes over the next twelve months.
We expect that our long-term investments will be financed primarily with equity and debt. If deemed prudent, we may use interest rate risk management techniques in an effort to minimize our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations. During the nine months ended September 30, 2025, we did not engage in interest rate hedging activities.
Foreign Currency Risk
From time to time, we may make investments that are denominated in a foreign currency that are subject to the effects of exchange rate movements between the foreign currency of each such investment and the U.S. dollar, which may affect future fair values and cash flows, as well as amounts translated into U.S. dollars for inclusion in our consolidated financial statements.
The table below presents the effect that a 10% immediate, unfavorable change in the foreign currency exchange rates (i.e. strengthening of the U.S. dollar) would have on the fair value of our investments denominated in foreign currencies as of September 30, 2025, by foreign currency, all other valuation assumptions remaining constant. In addition, the table below presents the par value of our investments denominated in foreign currencies and the notional amount of foreign currency forward contracts in local currency in place as of September 30, 2025 to hedge against foreign currency risks. Dollar amounts are presented in thousands.

	Investments Denominated in Foreign Currencies As of September 30, 2025					Economic Hedging As of September 30, 2025
	Cost in Local Currency		Cost in US$	Fair Value	Reduction in Fair Value as of September 30, 2025 if 10% Adverse Change in Exchange Rate(1)	Net Foreign Currency Hedge Amount in Local Currency		Net Foreign Currency Hedge Amount in US$
British Pound Sterling		£71,268	$95,848	$100,453	$10,045		£3,483	$4,684
Euros		€19,701	23,130	24,209	2,421		€2,877	3,379
Norwegian Krone	NOK	210,349	21,078	21,062	2,106	NOK	208,526	20,895
Total			$140,056	$145,724	$14,572			$28,958
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
As of September 30, 2025, the net contractual amount of our foreign currency forward contracts totaled $28,958, all of which related to hedging of our foreign currency denominated debt investments. As of September 30, 2025, we had outstanding borrowings denominated in foreign currencies of €18,500 and £70,750 under our Senior Secured Revolving Credit Facility.
Item 4.    Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2025.
Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that we would meet our disclosure obligations.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the three-month period ended September 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Except as previously reported in our current reports on Form 8-K, we did not sell any equity securities during the three months ended September 30, 2025 that were not registered under the Securities Act.
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
The following table sets forth information regarding repurchases of shares of our Common Shares effectuated under our discretionary share repurchase program during the three months ended September 30, 2025:

Repurchase Date	Offer Date	Tender Offer Expiration	Purchase Price per Share	Common Shares Repurchased(1)	Aggregate Dollar Amount of Common Shares Accepted for Repurchase(1) (in thousands)
July 1, 2025	June 2, 2025	June 30, 2025	$29.68	39,970	$1,187
________________
(1)Certain of the amounts herein have been rounded for convenience of presentation.
On September 2, 2025, we commenced a tender offer, or the September 2025 Tender Offer, pursuant to which we offered to repurchase up to 1,916,292 Common Shares tendered prior to 11:59 p.m., E.T. on September 30, 2025, or the September 2025 Tender Offer Expiration Date. There were 221,003 Common Shares validly tendered by shareholders prior to the September 2025 Tender Offer Expiration Date.
See Note 3 to our unaudited consolidated financial statements included herein for more information regarding our discretionary share repurchase program.
Item 3.    Defaults upon Senior Securities.
Not applicable.
Item 4.    Mine Safety Disclosures.
Not applicable.
Item  5.    Other Information.
Rule 10b5-1 Trading Plans
During the fiscal quarter ended September 30, 2025, none of our trustees or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

3.3	Certificate of Amendment to Certificate of Trust (Previously filed as an exhibit to the Registrant's Form 10-Q filed on August 13, 2025 and incorporated herein by reference)

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

10.1*
First Amendment to Loan, Security and Servicing Agreement, dated as of September 5, 2025, by and among KKR FS Income Trust, as servicer, K-FIT Finance CO-1 LLC, as borrower, each of the lenders party thereto, Capital One, National Association, as administrative agent, and Computershare Trust Company, N.A., as collateral custodian and collateral administrator.

10.2
Second Amendment to Loan and Security Agreement, dated as of October 16, 2025, by K-FIT Finance AB-1, Ally Bank, as administrative agent and lender, and Computershare Trust Company, N.A., as collateral administrator, collateral custodian and securities intermediary. (Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K (File No. 814-01620) filed on October 21, 2025 and incorporated herein by reference)

10.3
Second Amendment to Loan, Security and Servicing Agreement, dated as of October 24, 2025, by K-FIT Finance CO-1 LLC, KKR FS Income Trust, Capital One, National Association and Computershare Trust Company, N.A. (Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K (File No. 814-01620) filed on October 30, 2025 and incorporated herein by reference)

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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized on November 12, 2025.

KKR FS Income Trust

By:	/s/ Michael C. Forman
Michael C. Forman Chief Executive Officer (Principal Executive Officer)

By:	/s/ Steven Lilly
Steven Lilly Chief Financial Officer (Principal Financial Officer)

By:	/s/ William Goebel
William Goebel Chief Accounting Officer