Form 10-K
period 2025-12-31
KKR FS Income Trust
filed 2026-03-12
CIK 1930679

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________________
FORM 10-K
_________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2025

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER: 814-01620
_________________________________________________
KKR FS Income Trust
(Exact name of registrant as specified in its charter)
_________________________________________________

Delaware	88-0591692
(State of Organization)	(I.R.S. Employer Identification Number)

3025 JFK Boulevard, OFC 500 Philadelphia, Pennsylvania	19104
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (215) 495-1150
_______________________________________

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of exchange on which registered
N/A	N/A	N/A
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒
As of June 30, 2025, there was no established public market for the registrant’s common shares.
The number of shares of the registrant’s common shares of beneficial interest, par value $0.01 per share, outstanding as of February 28, 2026 was 55,358,111 of Class I shares.
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
•     focusing primarily on debt investments in a broad array of private U.S. companies, including middle-market companies, which we define as companies with annual earnings before interest, taxes, depreciation and amortization, or EBITDA, of $50 million to $150 million at the time of investment;
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
About the Adviser
We are externally managed by the Adviser, FS/KKR Advisor, LLC, a registered investment adviser under the Investment Advisers Act of 1940, as amended, or the Advisers Act, that is jointly operated by KKR Credit and by FSJV Holdco, LLC, an affiliate of Franklin Square Holdings L.P. (which does business as Future Standard, formerly FS Investments), or Future Standard. Subject to the overall supervision of the Board and in accordance with the 1940 Act, the Adviser manages our day-to-day operations and provides us with investment advisory services pursuant to the terms of an amended and restated investment advisory agreement, or the Advisory Agreement, and performs, or oversees the performance of, our corporate operations and required administrative services pursuant to the terms of an administration agreement, or the Administration Agreement. Under the Advisory Agreement, the Adviser is responsible for originating prospective investments, conducting research and due diligence investigations on potential investments, analyzing investment opportunities, negotiating and structuring our investments and monitoring our investments and portfolio companies on an ongoing basis.
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
The Adviser is a Delaware limited liability company, located at 3025 John F. Kennedy Boulevard, OFC 500, Philadelphia, PA 19104. The management of our investment portfolio is the responsibility of the Adviser’s investment committee, or the Investment Committee, which is currently comprised of four appointees of KKR Credit and four appointees of Future Standard. See “Item 10. Directors, Executive Officers and Corporate Governance” for more information regarding the Investment Committee. The

Company’s chairperson and chief executive officer, Michael C. Forman, serves as the Adviser’s chairperson and chief executive officer.
The Adviser was formed in 2018 to manage an affiliated fund of the Company and had approximately $18.1 billion of regulatory assets under management as of December 31, 2025. The Adviser has significant experience in private lending and private equity investing, and has developed an expertise in using all levels of a firm’s capital structure to produce income-generating investments, while focusing on risk management. The Adviser also has extensive knowledge of the managerial, operational and regulatory requirements of publicly registered alternative asset entities, such as BDCs. We believe that the active and ongoing participation by the Adviser, KKR Credit, Future Standard and their respective affiliates in the credit markets, and the depth of experience and disciplined investment approach of the Adviser, will allow the Adviser to successfully execute our investment strategies.
The Board, which is comprised of a majority of members who are not “interested persons” (as defined in the 1940 Act) of the Company, or the Independent Trustees, oversees and monitors our investment performance, and reviews the Advisory Agreement annually to determine, among other things, whether the fees payable under such agreement are reasonable in light of the services provided.
About KKR Credit and Future Standard
KKR Credit is a Delaware limited liability company, located at 555 California Street, 50th Floor, San Francisco, CA 94104, registered as an investment adviser with the SEC under the Advisers Act. It had approximately $288 billion of assets under management as of December 31, 2025 across investment funds, structured finance vehicles, specialty finance companies and separately managed accounts that invest capital in both liquid and illiquid credit strategies on behalf of some of the largest public and private pension plans, global financial institutions, university endowments and other institutional and public market investors. Its investment professionals utilize an industry and thematic approach to investing and benefit from access, where appropriate, to the broader resources and intellectual capital of KKR & Co. Inc., or KKR & Co. The funds and accounts in KKR & Co.’s private markets business line are managed by Kohlberg Kravis Roberts & Co. L.P., or together with its affiliates, KKR, an SEC-registered investment adviser, or one of its subsidiaries.
KKR Credit is a subsidiary of KKR & Co., a leading global investment firm with approximately $744 billion in assets under management as of December 31, 2025, that manages investments across multiple asset classes, including private equity, energy, infrastructure, real estate and credit, with strategic manager partnerships that manage hedge funds. KKR & Co. aims to generate attractive investment returns for its fund investors by following a patient and disciplined investment approach, employing world-class people, and driving growth and value creation with KKR & Co. portfolio companies. KKR & Co. invests its own capital alongside the capital it manages for fund investors and provides financing solutions and investment opportunities through its capital markets business.
Future Standard is a leading asset manager dedicated to helping individuals, financial professionals and institutions design better portfolios. The firm provides access to alternative sources of income and growth, and focuses on setting industry standards for investor protection, education and transparency. Future Standard is headquartered in Philadelphia, Pennsylvania, with offices in the United States, Europe and Asia. The firm had approximately $86 billion in assets under management as of September 30, 20251.
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
Each prospective investor in the Private Offering is required to represent that it (i) is an “accredited investor” as defined in Rule 501(a) of Regulation D under the Securities Act or, in the case of offers and sales outside of the United States to a prospective
1 Total AUM estimated as of September 30, 2025. References to “assets under management” or “AUM” represent the assets managed by Future Standard or its strategic partners as to which Future Standard is entitled to receive a fee or carried interest (either currently or upon deployment of capital) and general partner capital. Future Standard calculates the amount of AUM as of any date as the sum of: (i) the fair value of the investments of Future Standard’s investment funds; (ii) uncalled investor capital commitments to these funds, including uncalled investor capital commitments from which Future Standard is currently not earning management fees or carried interest; (iii) the value of outstanding CLOs (excluding CLOs wholly-owned by Future Standard); (iv) the fair value of FS KKR Capital Corp. joint venture (JV) assets and (v) the fair value of other assets managed by Future Standard. Future Standard’s calculation of AUM may differ from the calculations of other asset managers and, as a result, Future Standard’s measurements of its AUM may not be comparable to similar measures presented by other asset managers. Future Standard’s definition of AUM is not based on any definition of AUM that may be set forth in agreements governing the investment funds, vehicles or accounts that it manages and is not calculated pursuant to any regulatory definitions.

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
Prior to the BDC Election Date, affiliates of KKR Credit and Future Standard, or the Sponsors, made Capital Commitments to invest an aggregate of $35 million in Class I shares, which we refer to as the Seed Contribution. The Seed Contribution was fully called and funded as of June 30, 2023. The Sponsors have agreed to not transfer or otherwise dispose of their Class I shares without the Company’s prior written consent for a period ending on the third anniversary of the BDC Election Date.
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
Investors may generally sell, offer for sale, agree to sell, exchange, transfer, assign, pledge, hypothecate, grant any option to purchase or otherwise dispose of or agree to dispose of, in any case whether directly or indirectly, each, a Transfer, their Common Shares provided that the transferee, as applicable, satisfies applicable eligibility and/or suitability requirements and the Transfer is otherwise made in accordance with applicable securities, tax, anti-money laundering and other applicable laws and compliance with the terms of the Subscription Agreement. No Transfer will be effectuated except by registration of the Transfer on the Company’s books. Each transferee must agree to be bound by the restrictions set forth in the Subscription Agreement and all other obligations as an investor in the Company. In addition, certain of our Capital Commitment investors have agreed to not Transfer or otherwise dispose of their Class I shares without the Company’s prior written consent for a period ending at least three years from the respective investor’s initial capital contribution to the Company.
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

Beginning with the quarter ended September 30, 2024, we commenced a share repurchase program in which we intend, subject to market conditions and the discretion of the Board, to offer to repurchase, in each quarter, up to 5% of our Common Shares outstanding (either by number of shares or aggregate NAV) as of the close of the previous calendar quarter. Our Board of Trustees may amend or suspend the share repurchase program at any time if in its reasonable judgment it deems such action to be in our best interest and the best interest of our shareholders. As a result, share repurchases may not be available each quarter, such as when a repurchase offer would place an undue burden on our liquidity, adversely affect our operations or risk having an adverse impact on the Company that would outweigh the benefit of the repurchase offer. We intend to conduct such repurchase offers in accordance with the requirements of Rule 13e-4 promulgated under the Exchange Act and the 1940 Act. All Common Shares purchased by the Company pursuant to the terms of each tender offer will be retired and thereafter will be authorized and unissued shares.
Under our discretionary share repurchase program, to the extent we offer to repurchase shares in any particular quarter, we expect to repurchase shares pursuant to quarterly tender offers using a purchase price equal to the NAV per share as of the last calendar day of the applicable quarter, or the Valuation Date. Shareholders should keep in mind that if they tender Common Shares in a tender offer with a Valuation Date that is within the 12-month period following the initial issue date of their tendered Common Shares, the Company may repurchase such Common Shares subject to an “early repurchase deduction” of 2% of the aggregate NAV of the Common Shares repurchased, or an Early Repurchase Deduction. The Early Repurchase Deduction will be retained by the Company for the benefit of remaining holders of Common Shares. Common Shares that are issued pursuant to the distribution reinvestment plan, or DRP, and tendered will not be subject to the Early Repurchase Deduction. Common Shares repurchased will be treated as having been repurchased on a “first in-first out” basis for purposes of determining whether and to what extent the Early Repurchase Deduction is applicable. Therefore, the portion of Common Shares repurchased will be deemed to have been taken from the earliest Common Shares purchased by such shareholder for purposes of determining whether and to what extent the Early Repurchase Deduction is applicable, except that in all cases Common Shares issued pursuant to the DRP will be treated as having been repurchased first. This Early Repurchase Deduction will also generally apply to minimum account repurchases, discussed below. Common Shares may be sold to certain feeder vehicles primarily created to hold the Common Shares that in turn offer interests in such feeder vehicles to non-U.S. persons. For such feeder vehicles and similar arrangements in certain markets, the Company may not apply the Early Repurchase Deduction to the feeder vehicles or underlying investors, often because of administrative or systems limitations.
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
The Company will repurchase shares from shareholders pursuant to written tenders on terms and conditions that the Board of Trustees determines to be fair to the Company and to all shareholders. When the Board of Trustees determines that the Company will repurchase shares, notice will be provided to shareholders describing the terms of the offer, containing information shareholders should consider in deciding whether to participate in the repurchase opportunity and containing information on how to participate. Our repurchase offers will generally use the NAV on or around the last day of a calendar quarter, which will not be available until after the expiration of the applicable tender offer, so our shareholders will not know the exact price of shares in the tender offer when they make their decision whether to tender their shares. Repurchases will be effective after receipt and acceptance by the Company of eligible written tenders of shares from shareholders by the applicable repurchase offer deadline. Other than as stated above, the Company does not intend to impose any charges in connection with repurchases of shares. All Common Shares purchased by us pursuant to the terms of each tender offer will be retired and thereafter will be authorized and unissued shares.
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
In the event that any shareholder fails to maintain the minimum balance of $500 of our Common Shares, we may repurchase all of the shares held by that shareholder at the repurchase price in effect on the date we determine that the shareholder has failed to meet the minimum balance, less any Early Repurchase Deduction. Minimum account repurchases may apply even in the event that the failure to meet the minimum balance is caused solely by a decline in our NAV. Minimum account repurchases are subject to an Early Repurchase Deduction.
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
A majority of our ABF Investments are directly originated and proprietary, including through newly formed and/or existing lending and servicing platform businesses established by KKR Credit to access specific lending or servicing market opportunities that are otherwise difficult to access. In addition, a large majority of our ABF Investments are illiquid and otherwise not actively traded on an established market. We generally expect that the majority of our ABF Investments will not be eligible portfolio companies under the 1940 Act and, to the extent that such investments are not considered to be eligible portfolio companies, we do not treat the applicable ABF Investments as qualifying assets for purposes of Section 55(a) of the 1940 Act.
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

Opportunity in Middle-Market Private Companies
In addition to investing in first lien, senior secured loans, we believe that the market for lending to private companies, particularly private middle-market companies within the United States, is underserved and presents a compelling investment opportunity. The following characteristics support our belief:
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
Potential Competitive Strengths
We believe that we offer investors the following potential competitive strengths:
Large, scalable, global platform with seasoned investment professionals
We believe that the breadth and depth of the experience of the Adviser and its affiliates, which are dedicated to sourcing, structuring, executing, monitoring and harvesting a broad range of private investments, provide us with a significant competitive advantage in sourcing and analyzing attractive investment opportunities. Our investment platform is supported by approximately 250 dedicated investment professionals at KKR Credit located in twelve global cities. We also benefit from the expertise, network and resources of KKR & Co., which has over 710 investment professionals located in thirty-six global cities. The individual members of these teams have diverse investment backgrounds, with prior experience at investment banks, commercial banks, other asset managers and operating companies. We believe this diverse experience provides an in-depth understanding of the strategic, financial and operational challenges and opportunities of middle-market companies.
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
Focus on larger middle-market companies and customized one-stop credit solutions
We are focused on providing customized credit solutions to private upper middle-market companies, which we generally define as companies with annual EBITDA of at least $50 million at the time of our investment. Based on its size and scale, the KKR Credit platform is able to originate, commit to and hold positions in excess of $1 billion in a given transaction. This size allows us to serve in the lead financing role for certain larger middle-market companies with more than $150 million in EBITDA. During the year ended December 31, 2025, the KKR Credit platform deployed approximately $23.5 billion in Global Direct Lending and Asset-Based Finance Investments, almost entirely focused on the upper end of the middle market.
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
•     Local market access and expertise accessed through regional teams based in KKR’s 36 offices globally.
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
Structured Products
We may invest in structured products, which may include collateralized debt obligations, collateralized bond obligations, collateralized loan obligations, or CLOs, structured notes and credit-linked notes. The issuers of such investment products may be structured as trusts or other types of pooled investment vehicles. Such products may also involve the deposit with or purchase by an entity of the underlying investments and the issuance by that entity of one or more classes of securities backed by, or representing interests in, the underlying investments or referencing an indicator related to such investments.
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
Covenant-Lite Obligations
Generally, the loans we invest in have a complete set of financial maintenance covenants, which are used to proactively address materially adverse changes in a portfolio company’s financial performance. We may also invest in “covenant-lite” loans, which are loans with fewer financial maintenance covenants than other obligations, or no financial maintenance covenants. Such covenant-lite loans may not include terms that allow the lender to monitor the performance of the borrower or to declare a default if certain criteria are breached. These flexible covenants (or the absence of covenants) could permit borrowers to experience a significant downturn in their results of operations without triggering any default that would permit holders of their debt (such as us) to accelerate indebtedness or negotiate terms and pricing. In the event of default, covenant-lite loans may recover less value than traditional loans as the lender may not have the opportunity to negotiate with the borrower prior to such default.
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
Our Transaction Process
Sourcing
The relationships of the Adviser and its affiliates provide us with access to a robust and established pipeline of investment opportunities sourced from a variety of different investment channels, including private equity sponsors, non-sponsored corporates, financial advisers, banks, brokers and family offices.
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
•    on-site visits;
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
In an order dated January 5, 2021, the SEC granted exemptive relief, or the Co-Investment Exemptive Order, that permits the Company, subject to the satisfaction of certain conditions, to co-invest in certain privately negotiated investment transactions, including investments originated and directly negotiated by the Adviser or KKR Credit, with certain affiliates of the Adviser. We believe this relief enhances our ability to further our investment objectives and strategy. We believe this relief may also increase favorable investment opportunities for us in part by allowing us to participate in larger investments, together with our co-investment affiliates, than would be available to us if such relief had not been obtained.

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
As the Adviser and affiliates of KKR Credit and Future Standard currently serve as the investment adviser to other entities and accounts, it is possible that some investment opportunities will be provided to such other entities and accounts rather than the Company.
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
Management Agreements
Investment Advisory Agreement
Pursuant to the Advisory Agreement, the Adviser provides us with investment advisory services necessary for the Company’s business. Under the Advisory Agreement, the Company pays the Adviser fees for investment management services consisting of a base management fee, or the Base Management Fee, and an incentive fee, or the Incentive Fee, in each case commencing on and after the BDC Election Date. The Adviser agreed to waive the Base Management Fee and the Subordinated Incentive Fee on Income (as defined below) through September 30, 2025, or the Advisory Fee Waiver Period.
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
The Adviser may agree to temporarily or permanently waive, in whole or in part, the Base Management Fee and/or the Incentive Fee for additional periods in the future. Prior to the payment of any fee to the Adviser, the Company will obtain written instructions from the Adviser with respect to any waiver or deferral of any portion of such fees. Any portion of a deferred fee payable to the Adviser and not paid over to the Adviser with respect to any month, calendar quarter or year will be deferred without interest and may be paid over in any such other month prior to the termination of the Advisory Agreement, as the Adviser may determine upon written notice to the Company.
Base Management Fee
Commencing on and after the BDC Election Date, the Base Management Fee is calculated at an annual rate of 1.25% of the Company’s average monthly net assets. The Base Management Fee is payable quarterly in arrears, and is calculated based on the average monthly value of the Company’s net assets during the most recently completed calendar quarter. For purposes of the Advisory Agreement, “net assets” means the Company’s total assets less liabilities determined on a consolidated basis in accordance with accounting principles generally accepted in the United States, or GAAP. All or any part of the Base Management Fee not taken as to any quarter will be deferred without interest and may be taken in such other quarter as the Adviser determines. For the avoidance of doubt, no Base Management Fee was paid for any period occurring prior to the BDC Election Date.
The Adviser agreed to waive the Base Management Fee during the Advisory Fee Waiver Period.
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
The Adviser agreed to waive the Subordinated Incentive Fee on Income during the Advisory Fee Waiver Period.
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
Board Approval of the Advisory Agreement
The Board, including a majority of the Independent Trustees, most recently re-approved the Advisory Agreement for an additional one-year term on October 30, 2025 at an in-person meeting called for that purpose. In preparing for approval of the Advisory Agreement, the Board reviewed a significant amount of information and considered, among other things:
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
Pursuant to the Administration Agreement, we reimburse the Adviser for expenses necessary to perform services related to our administration and operations, including the Adviser’s allocable portion of the compensation and related expenses of certain personnel of KKR Credit and Future Standard providing administrative services to us on behalf of the Adviser. We reimburse the Adviser no less than monthly for all costs and expenses incurred by the Adviser in performing its obligations and providing personnel and facilities under the Administration Agreement. The Adviser allocates the cost of such services to us based on factors such as total assets, revenues, time allocations and/or other reasonable metrics. The Board reviews the methodology employed in determining how the expenses are allocated to us and the proposed allocation of administrative expenses among us and certain affiliates of the Adviser. The Board then assesses the reasonableness of such reimbursements for expenses allocated to us based on the breadth, depth and quality of such services as compared to the estimated cost to us of obtaining similar services from third-party service providers known to be available. In addition, the Board considers whether any single third-party service provider would be capable of providing all such services at comparable cost and quality. Finally, the Board compares the total amount paid to the Adviser for such services as a percentage of our net assets to the same ratio as reported by other comparable BDCs.
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
All personnel of the Adviser, when and to the extent engaged in providing investment advisory services under the Advisory Agreement, and the compensation and routine overhead expenses of such personnel allocable to such services, will be provided and paid for by the Adviser or its affiliates and not by the Company.
The Company, either directly or through reimbursement to the Adviser under the Administration Agreement, will bear all other costs and expenses of its operations and transactions not specifically assumed by the Adviser pursuant to the Advisory Agreement (and subject to a cap of $1.5 million on organizational expenses to be borne by the Company, above which amount the Adviser has agreed to be responsible for all organizational expenses), including (without limitation):
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
The Adviser has agreed to advance all of our organizational and offering expenses on our behalf (including legal, accounting, printing, mailing, subscription processing and filing fees and expenses and other offering expenses, including costs associated with technology integration between the Company’s systems and those of our participating brokers, reasonable bona fide due diligence expenses of participating brokers supported by detailed and itemized invoices, costs in connection with preparing sales materials and other marketing expenses, design and website expenses, fees and expenses of our transfer agent, fees to attend retail seminars sponsored by participating brokers and costs, expenses and reimbursements for travel (provided that the Company will not be required to bear the cost of private airfare in excess of comparable first-class/business rates on a commercial airline, if available), meals, accommodations, entertainment and other similar expenses related to meetings or events with prospective investors, brokers, registered investment advisors or financial or other advisors, but excluding the shareholder servicing and/or distribution fee) through a date determined by the Adviser in its discretion. We had no obligation to reimburse the Adviser for such advanced expenses until the initial issuance of Common Shares to non-affiliated investors after commencement of the monthly closings for the Private Offering, which commenced on June 30, 2023. As of December 31, 2025, we had incurred organizational and offering expenses of $991 and $4,981, respectively, which expenses the Adviser elected to cover pursuant to the Expense Support Agreement (as defined below), subject to reimbursement by us pursuant to its terms. See “Expense Support and Conditional Reimbursement Agreement” below for more information. In no event will the Company bear in excess of $1.5 million in organizational expenses; the Adviser has agreed to be responsible for any organizational expenses in excess of $1.5 million.
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
Temporary Investments
Pending investment in other types of Qualifying Assets, as described above, our investments can consist of cash, cash equivalents, including money market funds, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment, which are referred to herein, collectively, as temporary investments, so that 70% of our assets would be Qualifying Assets.
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
Shareholders may obtain information, without charge, regarding how the Adviser voted proxies with respect to our portfolio securities by making a written request for proxy voting information to: Chief Compliance Officer, KKR FS Income Trust, 3025 John F. Kennedy Boulevard, OFC 500, Philadelphia, Pennsylvania 19104 or by calling us collect at (215) 495-1150.
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
If we:
•qualify as a RIC; and
•satisfy the Annual Distribution Requirement,
then we will not be subject to U.S. federal income tax on the portion of our income or capital gains we distribute (or are deemed to distribute) to our shareholders. We will be subject to U.S. federal income tax at the regular corporate rate on any income or capital gains not distributed (or deemed distributed) to our shareholders.
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
•     There is a risk that investors in our shares may not receive distributions or that distributions may not increase, or may decrease, over time.
•     Although we have adopted a discretionary share repurchase program, we have discretion to not repurchase shares or to suspend the program.
•BDC industry events or other economic events may cause our shareholders to request that we repurchase their Common Shares, which may materially adversely affect our cash flow and our results of operations and financial condition.
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
Conditions in the medium- and large-sized U.S. corporate debt market may deteriorate, which may cause pricing levels to similarly decline or be volatile. During the most recent financial crisis, many institutions were forced to raise cash by selling their interests in performing assets in order to satisfy margin requirements or the equivalent of margin requirements imposed by their lenders and/or, in the case of hedge funds and other investment vehicles, to satisfy widespread redemption requests. This resulted in a forced deleveraging cycle of price declines, compulsory sales and further price declines, with falling underlying credit values, and other constraints resulting from the credit crisis generating further selling pressure. If similar events occurred in the medium- and large-sized U.S. corporate debt market, our NAV could decline through an increase in unrealized depreciation and incurrence of realized losses in connection with the sale of our investments, which could have a material adverse impact on our business, financial condition and results of operations.
If we, our affiliates and our and their respective third-party service providers are unable to maintain the availability of electronic data systems and safeguard the security of data, our ability to conduct business may be compromised, which could impair our liquidity, disrupt our business, damage our reputation or otherwise adversely affect our business.
Cybersecurity refers to the combination of technologies, processes, and procedures established to protect information technology systems and data from unauthorized access, attack, or damage. We, our affiliates and our and their respective third-party service providers are subject to cybersecurity risks. Our business operations rely upon secure information technology systems for data processing, storage and reporting. We depend on the effectiveness of the information and cybersecurity policies, procedures and capabilities maintained by our affiliates and our and their respective third-party service providers to protect their computer and telecommunications systems and the data that reside on or are transmitted through them. There has been an increase in the frequency and sophistication of the cyber and security threats faced, with attacks ranging from those common to businesses to those that are more advanced and persistent, which may target us or our service providers because we or our service providers hold a significant amount of confidential and sensitive information about investors, portfolio companies or obligors (as applicable) and potential investments. As a result, there is a heightened risk of a security breach or disruption with respect to this information.
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
Our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal control over financial reporting until the later of the year following our first annual report required to be filed with the SEC, or the date we are no longer an emerging growth company under the JOBS Act and become an “accelerated filer” under the Exchange Act.
Any failure by the Adviser to manage and support our investment process may hinder the achievement of our investment objectives.
The Adviser is an investment adviser jointly operated by KKR Credit and by an affiliate of Future Standard. The 1940 Act and the Code impose numerous constraints on the operations of BDCs that do not apply to other investment vehicles. KKR Credit’s and Future Standard’s individual track records and achievements are not necessarily indicative of the future results they will achieve as a joint investment adviser to the Company. Accordingly, we can offer no assurance that we will replicate the historical performance of other investment companies with which KKR Credit and Future Standard have been affiliated, and we caution that our investment returns could be lower than the returns achieved by such other companies, including any other BDCs.
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
A number of entities compete with us to make the types of investments that we plan to make and we believe that recent market trends have increased the number of competitors seeking to invest in loans to private, middle-market companies in the United States. We compete with public and private funds, commercial and investment banks, commercial financing companies and, to the extent they provide an alternative form of financing, private equity and hedge funds. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, we believe some of our competitors have access to funding sources that are not available to us. In addition, some of our competitors could have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on BDCs or the source of income, asset diversification and distribution requirements we must satisfy to qualify and maintain our qualification as a RIC. The competitive pressures we face could have a material adverse effect on our business, financial condition, results of operations and cash flows. As a result of this competition, we can provide no assurance that we will be able to take advantage of attractive investment opportunities that arise from time to time, and we can provide no assurance that we will be able to identify and make investments that are consistent with our investment objective.
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
Under the 1940 Act, we are required to carry our portfolio investments at market value or, if there is no readily available market value, at fair value as determined pursuant to policies adopted by the Adviser and subject to the oversight of our Board of Trustees. There is not a public market for the securities of the privately held companies in which we invest. Most of our investments are not and will not be publicly traded or actively traded on a secondary market. The fair value of such instruments could be difficult to determine. As a result, the Adviser, having been designated by the Board as the party responsible for applying the valuation methods, values these securities at least quarterly at fair value as determined in good faith as required by the 1940 Act. In connection with calculating a NAV as of the last day of a month that is not also the last day of a calendar quarter, the Adviser will consider whether there has been a material change to such investments as to affect their fair value, but such analysis will be more limited than the quarter-end process. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates – Valuation of Portfolio Investments and Determination of Net Asset Value.”
Certain factors that may be considered in determining the fair value of our investments include dealer quotes for securities traded on the secondary market for institutional investors, the nature and realizable value of any collateral, the portfolio company’s earnings and its ability to make payments on its indebtedness, the markets in which the portfolio company does business, comparison to comparable publicly traded companies, discounted cash flows and other relevant factors. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, our determinations of fair value may differ materially from the values that would have been used if a ready market for these non-traded securities existed. Due to this uncertainty, our fair value determinations may cause our NAV on a given date to materially understate or overstate the value that we may ultimately realize upon the sale of one or more of our investments, and may have a material adverse effect on the market value of our securities. As a result, investors purchasing our securities based on an overstated net asset value would pay a higher price than the value of our investments might warrant. Conversely, investors selling shares during a period in which the net asset value understates the value of our investments will receive a lower price for their shares than the value of our investments might warrant.
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
There is a risk that investors in our shares may not receive distributions or that distributions may not increase, or may decrease, over time.
We cannot assure shareholders that we will achieve investment results that will allow us to make a specified level of cash distributions, or that will allow us to increase or maintain distribution levels over time. All distributions will be paid at the discretion of our Board of Trustees and will depend on our earnings, our net investment income, our financial condition, maintenance of our RIC status, compliance with applicable BDC regulations and such other factors as our Board of Trustees may deem relevant from time to time. Furthermore, we are permitted to issue senior securities, including multiple classes of debt and one class of stock senior to our shares of common stock. If any such senior securities are outstanding, we may be prohibited from paying distributions to holders of shares of our common stock unless we meet the applicable asset coverage ratios at the time of distribution. As a result, we may be limited in our ability to make distributions.
The amount of any distributions we may make is uncertain. Our distributions may exceed our earnings. Therefore, portions of the distributions that we make may represent a return of capital to shareholders that will reduce shareholders’ tax basis in our shares and reduce the amount of funds we have for investment in targeted assets.
We may fund our cash distributions to holders of Common Shares or Preferred Shares from any sources of funds available to us, including offering proceeds, borrowings, net investment income from operations, capital gains proceeds from the sale of assets, non-capital gains proceeds from the sale of assets, dividends or other distributions paid to us on account of preferred and common equity investments in portfolio companies and fee and expense reimbursement waivers or fee deferrals from the Adviser, if any. Our ability to pay distributions might be adversely affected by, among other things, the impact of one or more of the risk factors described in this annual report on Form 10-K. In addition, the inability to satisfy the asset coverage test applicable to us as a BDC may limit our ability to pay distributions. All distributions are and will be paid at the discretion of our Board of Trustees and will depend on our earnings, our financial condition, maintenance of our RIC status, compliance with applicable BDC regulations and such other factors as our Board of Trustees may deem relevant from time to time. We cannot assure shareholders that we will continue to pay distributions to our shareholders in the future. In the event that we encounter delays in locating suitable investment opportunities, we may pay all or a substantial portion of our distributions from the proceeds of our continuous offering of Common Shares or from borrowings or sources other than cash flow from operations in anticipation of future cash flow, which may constitute a return of shareholders’ capital. To the extent we make distributions to shareholders that include a return of capital, such portion of the distribution would constitute a return of shareholders’ investments, rather than a return of earnings or gains derived from our investment activities, that would reduce shareholders’ tax basis in our shares, which may result in increased tax liability to shareholders when they sell such shares.
We have not established any limit on the amount of funds we may use from available sources, such as borrowings, if any, or proceeds from the Private Offering, to fund distributions (which may reduce the amount of capital we ultimately invest in assets).
Any distributions made from sources other than cash flow from operations or relying on fee waivers or deferrals or expense reimbursement waivers or deferrals, if any, from the Adviser are not based on our investment performance, and can only be sustained if we achieve positive investment performance in future periods and/or the Adviser continues to agree to such waivers or deferrals and/or make such expense reimbursements, if any. The extent to which we pay distributions from sources other than cash flow from operations will depend on various factors, including the level of participation in our distribution reinvestment plan, how quickly we invest the proceeds from this and any future offering and the performance of our investments. Shareholders should also understand that our future repayments to the Adviser will reduce the distributions that they would otherwise receive. There can be no assurance that we will achieve such performance in order to sustain these distributions, or be able to pay distributions at all. The Adviser has no obligation to waive or defer fees or receipt of expense reimbursements, if any.
Reductions, waivers, deferrals or absorptions of fees and costs can temporarily result in higher returns to investors than they would otherwise receive if full fees and costs were charged.

The Adviser and its affiliates are permitted to reduce, waive, defer or absorb some of the fees or costs otherwise due by us. For example, the Adviser has in the past irrevocably waived the management fees and the subordinated income incentive fee due to it under the Advisory Agreement for certain periods. While this activity can be seen as friendly to investors, reductions, waivers, deferrals and absorptions of fees and costs result in higher returns to investors than such investors would receive if full fees and costs were charged or not deferred. There is no guarantee that any reductions, waivers, deferrals or absorptions will occur in the future, and any reductions, waivers, deferrals and absorptions are entirely at the discretion of the Adviser.
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
BDC industry events or other economic events may cause our shareholders to request that we repurchase their Common Shares, which may materially adversely affect our cash flow and our results of operations and financial condition.
Earnings and operational results of other comparable BDCs and other events affecting economic conditions in the United States and/or elsewhere or globally, including as a result of inflation or higher interest rates, actual or perceived instability in the U.S. banking system or market volatility, could cause our shareholders to seek to sell their Common Shares to us pursuant to our discretionary share repurchase program at a time when such events are adversely affecting the performance of our assets. Even if we decide to satisfy all resulting repurchase requests, our cash flow and liquidity could be materially adversely affected, and we may incur additional leverage. In addition, if we determine to sell assets to satisfy repurchase requests, we may not be able to realize the return on such assets that we may have been able to achieve had we sold at a more favorable time, and our results of operations and financial condition could be materially adversely affected.

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
Certain ERISA-Related Risks
Investment in our Common Shares is open to employee benefit plans and other plans that are subject to ERISA and Section 4975 of the Code. We intend to conduct our affairs so that our assets should not be deemed to constitute “plan assets” under ERISA and the Plan Assets Regulation. In this regard, under the Plan Assets Regulation, we believe that, and will proceed on the basis that, all classes of our equity securities are considered “publicly offered securities” within the meaning of the Plan Assets Regulation, such that our assets should not be deemed to constitute “plan assets” under the Plan Assets Regulation.
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
Conversely, in a period of declining interest rates, we would expect certain obligations to be paid off by the obligor more quickly than originally anticipated, and we could have to invest the proceeds in securities with lower yields. In periods of falling interest rates, the rate of prepayments has historically tended to increase (as does price fluctuation) as borrowers are motivated to pay off debt and refinance at new lower rates. During such periods, we would expect reinvestment of the prepayment proceeds by us to generally be at lower rates of return than the return on the assets that were prepaid.
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
There have been significant changes to United States trade policies, treaties and tariffs, and in the future there may be additional significant changes. Some foreign governments, including China, have instituted retaliatory tariffs on certain U.S. goods. These and any future developments, and continued uncertainty surrounding trade policies, treaties and tariffs, may have a material adverse effect on global economic conditions, inflation and the stability of global financial markets, and may significantly reduce global trade and, in particular, trade between the impacted nations and the United States. Tariffs on imported goods could further increase costs, decrease margins, reduce the competitiveness of products and services offered by current and future portfolio companies and adversely affect the revenues and profitability of portfolio companies whose businesses rely on goods imported from such impacted jurisdictions. Any of these factors could depress economic activity and restrict our portfolio companies’ access to suppliers or customers, increase their supply-chain costs and expenses and could have material adverse effects on our business, financial condition and results of operations.
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
We may invest a portion of our portfolio in publicly traded assets. To the extent we invest in publicly traded assets, it is not expected that we will be able to negotiate additional financial covenants or other contractual rights, which we might otherwise be able to obtain in making privately negotiated investments. In addition, by investing in publicly traded securities or assets, we will be subject to U.S. federal and state securities laws, as well as non-U.S. securities laws, that may, among other things, restrict or prohibit our ability to make or sell an investment. Moreover, we may not have the same access to information in connection with investments in public securities, either when investigating a potential investment or after making an investment, as compared to privately negotiated investments. Furthermore, we may be limited in its ability to make investments and to sell existing investments in public securities because the Adviser or its affiliates may be deemed to have material, non-public information regarding the issuers of those securities or as a result of other internal policies. The inability to sell public securities in these circumstances could materially adversely affect our investment results. In addition, an investment may be sold by us to a public company where the consideration received is a combination of cash and stock of the public company, which may, depending on the securities laws of the relevant jurisdiction, be subject to lock-up periods.
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
We may co-invest with third parties through partnerships, joint ventures or other entities, thereby acquiring jointly controlled or non-controlling interests in certain investments in conjunction with participation by one or more third parties in such investment. We may have interests or objectives that are inconsistent with those of the third-party partners or co-venturers. Although we may not have full control over these investments and therefore, may have a limited ability to protect its position therein, we expect that we will negotiate appropriate rights to protect our interests. Nevertheless, such investments may involve risks not present in investments where a third party is not involved, including the possibility that a third-party partner or co-venturer may have financial difficulties, resulting in a negative impact on such investment, may have economic or business interests or goals which are inconsistent with ours, or may be in a position to take (or block) action in a manner contrary to our investment objectives or the increased possibility of default by, diminished liquidity or insolvency of, the third party, due to a sustained or general economic downturn. Third-party partners or co-venturers may opt to liquidate an investment at a time during which such liquidation is not optimal for us. In addition, we may in certain circumstances be liable for the actions of its third-party partners or co-venturers. In those circumstances where such third parties involve a management group, such third parties may receive compensation arrangements relating to such investments, including incentive compensation arrangements.
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
The members of the senior management and investment teams of the Adviser serve or may serve as officers, directors or principals of entities that operate in the same or a related line of business as we do, or of investment vehicles managed by the same personnel. For example, the Adviser is also the investment adviser to each of FSK and K-FITS, and the officers, managers and other personnel of the Adviser may serve in similar or other capacities for the investment advisers to future investment vehicles affiliated with KKR Credit or Future Standard. In serving in these multiple and other capacities, they may have obligations to other clients or investors in those entities, the fulfillment of which may not be in our best interests or in the best interest of our shareholders. Our investment objectives may overlap with the investment objectives of such investment funds, accounts or other investment vehicles. For example, we rely on the Adviser to manage our day-to-day activities and to implement our investment strategy. The Adviser and certain of its affiliates are presently, and plan in the future to continue to be, involved with activities which are unrelated to us. As a result of these activities, the Adviser, its employees and certain of its affiliates may have conflicts of interest in allocating their time between us and other activities in which they are or may become involved, including the management of other entities affiliated with KKR Credit or Future Standard. The Adviser and its employees may devote only as much of its or their time to our business as the Adviser and its employees, in their judgment, determine is reasonably required, which may be substantially less than their full time.
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
Neither the Adviser, nor persons providing services to us on behalf of the Adviser, are prohibited from raising capital for and managing other investment entities that make the same types of investments as those we target. As a result, the time and resources that these individuals may devote to us may be diverted. In addition, we may compete with any such investment entity for the same investors and investment opportunities. We may participate in certain transactions originated by the Adviser or its affiliates under the Co-Investment Exemptive Order, which permits us, subject to the satisfaction of certain conditions, to co-invest in certain privately negotiated investment transactions, including investments originated and directly negotiated by the Adviser or KKR Credit, with our co-investment affiliates. To the extent the Company makes co-investments with investment accounts managed by the Adviser or its affiliates, these co-investment opportunities may give rise to conflicts of interest or perceived conflicts of interest among the Company and the other participating accounts. In addition, conflicts of interest or perceived conflicts of interest may also arise in determining which investment opportunities should be presented to the Company and other participating accounts. While the terms of the Co-Investment Exemptive Order require that the Adviser will be given the opportunity to cause us to participate in certain transactions originated by affiliates of the Adviser, the Adviser may determine that we not participate in those transactions and for certain other transactions (as set forth in guidelines approved by the Board of Trustees) the Adviser may not have the opportunity to cause us to participate. See “Item 13. – Certain Relationships and Related Transactions, and Trustee Independence.”
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
Our future success depends, to a significant extent, on the continued services of the officers and employees of the Adviser or its affiliates. The loss of services of one or more members of the Adviser’s senior management team, including personnel of KKR Credit or Future Standard, could adversely affect our financial condition, business and results of operations.
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
Risks Related to Business Development Companies and RICs
Failure to maintain our status as a BDC would reduce our operating flexibility.
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
We intend to use the net proceeds from the Private Offering to (1) make investments in accordance with our investment strategy and policies, (2) pay our expenses, including management fees, incentive fees and costs of any borrowings or other financing arrangements, including interest expenses, (3) pay cash distributions to our shareholders, and (4) fund repurchases under our discretionary share repurchase program. Any working capital reserves we maintain may not be sufficient for investment purposes, and we may require debt or additional equity financing in the future to operate. We may also need to access the capital markets to refinance debt obligations to the extent maturing obligations are not repaid with cash flows from operations. In order to maintain RIC tax treatment, we must make distributions to our shareholders each tax year on a timely basis generally of an amount at least equal to 90% of our investment company taxable income, determined without regard to any deduction for distributions paid, and the amounts of such distributions are therefore not available to fund investment originations or to repay maturing debt. In addition, with certain limited exceptions, we are only allowed to borrow amounts or issue debt securities or preferred stock, which we refer to collectively as “senior securities,” such that our asset coverage, as calculated pursuant to the 1940 Act, equals at least 150% immediately after such borrowing, which, in certain circumstances, may restrict our ability to borrow or issue debt securities or preferred stock. In the event that we develop a need for additional capital in the future for investments or for any other reason, and we cannot obtain debt or equity financing on acceptable terms, or at all, our ability to acquire investments and to expand our operations will be adversely affected. As a result, we would be less able to allocate our portfolio among various issuers and industries and achieve our investment objectives, which may negatively impact our results of operations and reduce our ability to make distributions to our shareholders.

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
In the absence of an event of default, no person or entity from which we borrow money has a veto right or voting power over our ability to set policy, make investment decisions or adopt investment strategies. Any Preferred Shares that we may issue would be another form of leverage and rank “senior” to our Common Shares in our capital structure. Preferred shareholders would have separate voting rights on certain matters and might have other rights, preferences or privileges more favorable than those of holders of our Common Shares, and the issuance of Preferred Shares could have the effect of delaying, deferring or preventing a transaction or a change of control that might involve a premium price for holders of our Common Shares or otherwise be in the best interest of holders of our Common Shares. Holders of our Common Shares will directly or indirectly bear all of the costs associated with offering and servicing any Preferred Shares that we issue. In addition, any interests of preferred shareholders may not necessarily align with the interests of holders of our Common Shares and the rights of holders of shares of Preferred Shares to receive distributions would be senior to those of holders of shares of Common Shares. We do not anticipate issuing any Preferred Shares in the next 12 months.
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
We are classified as a non-diversified investment company within the meaning of the 1940 Act, which means that we are not limited by the 1940 Act with respect to the proportion of our assets that we may invest in securities of a single issuer. Under the 1940 Act, a “diversified” investment company is required to invest at least 75% of the value of its total assets in cash and cash items (including receivables), government securities, securities of other investment companies and other securities limited in respect of any one issuer to an amount not greater than 5% of the value of the total assets of such investment company and no more than 10% of the outstanding voting securities of such issuer. As a non-diversified investment company, we are not subject to this requirement. To the extent that we assume large positions in the securities of a small number of issuers, or within a particular industry, our NAV may fluctuate to a greater extent than that of a diversified investment company as a result of changes in the financial condition or the market’s assessment of the issuer. We may also be more susceptible to any single economic or regulatory occurrence than a diversified investment company or to a general downturn in the economy. However, we are subject to the diversification requirements applicable to RICs under Subchapter M of the Code.
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
Illustration. The following table illustrates the effect of leverage on returns from an investment in our Common Shares assuming various annual returns, net of expenses. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing below. The calculation assumes (i) $3,037 million in total assets, (ii) a weighted average cost of funds of 5.66%, (iii) $1,420 million in debt outstanding and (iv) $1,542 million in shareholders’ equity. In order to compute the “Corresponding return to shareholders,” the “Assumed Return on Our Portfolio (net of expenses)” is multiplied by the assumed total assets to obtain an assumed return to us. From this amount, the interest expense is calculated by multiplying the assumed weighted average cost of funds times the assumed debt outstanding, and the product is subtracted from the assumed return to us in order to determine the return available to shareholders. The return available to shareholders is then divided by our shareholders’ equity to determine the “Corresponding return to shareholders.” Actual interest payments may be different.

Assumed Return on Our Portfolio (net of expenses)	(10)%	(5)%	0%	5%	10%
Corresponding return to shareholders	(24.90)%	(15.06)%	(5.21)%	4.63%	14.48%
Similarly, assuming (i) $3,037 million in total assets, (ii) a weighted average cost of funds of 5.66% and (iii) $1,420 million in debt outstanding, our assets would need to yield an annual return (net of expenses) of approximately 2.65% in order to cover the annual interest payments on our outstanding debt.
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

The agreements governing our or our subsidiaries’ debt financing arrangements contain, and agreements governing future debt financing arrangements may contain, various covenants which, if not complied with, could have a material adverse effect on our ability to meet our investment obligations and to pay distributions to our shareholders.
The agreements governing certain of our or our subsidiaries’ debt financing arrangements contain, and agreements governing future debt financing arrangements may contain, certain financial and operational covenants. These covenants require us and our subsidiaries to, among other things, maintain certain financial ratios, including asset coverage and minimum stockholders’ equity. Compliance with these covenants depends on many factors, some of which are beyond our and their control. In the event of deterioration in the capital markets and pricing levels subsequent to this period, net unrealized depreciation in our and our subsidiaries’ portfolios may increase in the future and could result in non-compliance with certain covenants, or our taking actions which could disrupt our business and impact our ability to meet our investment objectives.
There can be no assurance that we and our subsidiaries will continue to comply with the covenants under our financing arrangements. Failure to comply with these covenants could result in a default which, if we and our subsidiaries were unable to obtain a waiver, consent or amendment from the debt holders, could accelerate repayment under any or all of our and their debt instruments and thereby force us to liquidate investments at a disadvantageous time and/or at a price which could result in losses, or allow our lenders to sell assets pledged as collateral under our financing arrangements in order to satisfy amounts due thereunder. These occurrences could have a material adverse impact on our liquidity, financial condition, results of operations and ability to pay distributions. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition, Liquidity and Capital Resources” for a more detailed discussion of the terms of our debt financings.
We or our subsidiaries may default under our credit facilities.
The agreements governing certain of our or our subsidiaries’ debt financing arrangements contain, and agreements governing future debt financing arrangements may contain, certain financial and operational covenants. These covenants require us and our subsidiaries to, among other things, maintain certain financial ratios, including asset coverage and minimum stockholders’ equity. Compliance with these covenants depends on many factors, some of which are beyond our and their control. In the event of deterioration in the capital markets and pricing levels subsequent to this period, net unrealized depreciation in our and our subsidiaries’ portfolios may increase in the future and could result in non-compliance with certain covenants, or our taking actions which could disrupt our business and impact our ability to meet our investment objectives.
There can be no assurance that we and our subsidiaries will continue to comply with the covenants under our or our subsidiaries’ financing arrangements. Failure to comply with these covenants could result in a default which, if we and our subsidiaries were unable to obtain a waiver, consent or amendment from the debt holders, could accelerate repayment under any or all of our and their debt instruments and thereby force us to liquidate investments at a disadvantageous time and/or at a price which could result in losses, or allow our lenders to assume control of the disposition of assets pledged as collateral under our or our subsidiaries’ financing arrangements, including the selection of such assets to be disposed and the timing of such disposition, in order to satisfy amounts due thereunder. These occurrences could have a material adverse impact on our business, liquidity, financial condition, results of operations, cash flows and ability to pay distributions. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition, Liquidity and Capital Resources” for a more detailed discussion of the terms of our debt financings.
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
BDCs that do not qualify as “limited derivatives users” as defined below, are required by the Derivatives Rule to, among other things, (i) adopt and implement a derivatives risk management program, or DRMP, and new testing requirements; (ii) comply with a relative or absolute limit on fund leverage risk calculated based on value-at-risk, or VaR; and (iii) comply with new requirements related to board and SEC reporting. The DRMP is administered by a “derivatives risk manager,” who is appointed by the Board and periodically reviews the DRMP and reports to the Board. We have implemented a derivatives risk management program because we currently do not qualify as a “limited derivatives user” (defined below).
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
Risks Related to U.S. Federal Income Tax
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
While we expect to be treated as a “publicly offered regulated investment company” as a result of our Common Shares being held by at least 500 persons at all times during a taxable year, no certainty can be provided that we will be so treated for each taxable year. If we are not so treated, each U.S. shareholder that is an individual, trust or estate will be treated as having received a dividend for U.S. federal income tax purposes from us in the amount of such U.S. shareholder’s allocable share of the management and incentive fees paid to our investment adviser and certain of our other expenses for the calendar year, and these fees and expenses will be treated as miscellaneous itemized deductions of such U.S. shareholder. Miscellaneous itemized deductions are not deductible by an individual U.S. shareholder.
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
•     loss of RIC or BDC status;
•     changes in earnings or variations in operating results, including the earnings and operating results of peers;
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
From time to time, capital markets may experience periods of disruption and instability. Such disruptions may result in, amongst other things, write-offs, the re-pricing of credit risk, the failure of financial institutions or worsening general economic conditions, any of which could materially and adversely impact the broader financial and credit markets and reduce the availability of debt and equity capital for the market as a whole and financial services firms in particular. There can be no assurance these market conditions will not occur or worsen in the future, including economic and political events in or affecting the world’s major economies, such as the ongoing wars in Eastern Europe and the Middle East. Sanctions, tariffs and global trade negotiations have caused additional financial market volatility and affected the global economy. Concerns over future increases in inflation, economic recession, as well as interest rate volatility and fluctuations in oil and gas prices resulting from global production and demand levels, as well as geopolitical tension, have exacerbated market volatility. Market uncertainty and volatility could also be magnified as a result of U.S. presidential, congressional and other elections, and resulting uncertainties regarding actual and potential shifts in U.S. foreign investment, trade, economic and other policies, including with respect to treaties and tariffs.
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
There is significant uncertainty with respect to legislation, regulation and government policy at the federal level, as well as the state and local levels. U.S. presidential, congressional and other elections could create a climate of heightened uncertainty and introduced new and difficult-to-quantify macroeconomic and political risks with potentially far-reaching implications. The presidential administration’s changes to U.S. policy may impact, among other things, the U.S. and global economy, international trade and relations, unemployment, immigration, taxes, healthcare, the U.S. regulatory environment, inflation and other areas. Although we cannot predict the impact, if any, of these changes to our business, they could adversely affect our business, financial condition, operating results and cash flows. Until we know what policy changes are made and how those changes impact our business and the business of our competitors over the long term, we will not know if, overall, we will benefit from them or be negatively affected by them.
Potential deregulation of the banking industry in the United States, including a rollback of existing regulatory requirements, could adversely affect the private credit industry and, consequently, our investment strategy, portfolio performance and overall returns. The U.S. private credit market has grown significantly in part due to legislation that took effect following the 2008-2009 financial crisis that imposed onerous capital and lending requirements on banks, limiting their ability to extend credit to borrowers. If such requirements are reduced or removed, competition for lending opportunities would likely increase, and our ability to deploy capital effectively could be negatively impacted.
Global economic, political and market conditions may adversely affect our business, results of operations and financial condition.
The current global financial market situation, as well as various social and political tensions in the United States and around the world (including with respect to tariffs, global trade negotiations and the wars in Eastern Europe and the Middle East) may contribute to increased market volatility, may have long-term effects on the United States and worldwide financial markets and may cause economic uncertainties or deterioration in the United States and worldwide. The success of our investment activities could be affected by general economic and market conditions in the United States and in the rest of the world, as well as by changes in applicable laws and regulations (including laws relating to taxation of our investments), trade barriers, currency exchange controls, rate of inflation, currency depreciation, asset re-investment, resource self-sufficiency and national and international political and socioeconomic circumstances in respect of the non-U.S. countries in which we may invest. These factors may affect the level and volatility of securities prices and the liquidity of the Company’s investments, which could impair our profitability or result in losses. General fluctuations in the market prices of securities and interest rates may affect our investment opportunities and the value of our investments. We may maintain substantial trading positions that can be adversely affected by the level of volatility in the financial markets; the larger the positions, the greater the potential for loss. Declines in the performance of national economies or the credit markets in certain jurisdictions have had a negative impact on general economic and market conditions globally, and as a result, could have a material adverse effect on our business, financial condition and results of operations.
For example, concerns over the United States’ debt ceiling and budget-deficit could drive downgrades by rating agencies to the U.S. government’s credit rating. Downgrades by rating agencies to the U.S. government’s credit rating or concerns about its credit and deficit levels in general could cause interest rates and borrowing costs to rise, which may negatively impact both the perception of credit risk associated with our debt portfolio and our ability to access the debt markets on favorable terms. In addition, a decreased U.S. government credit rating, any default by the U.S. government on its obligations, or any prolonged U.S. government shutdown could create broader financial turmoil and uncertainty, which may weigh heavily on our financial performance and the value of our Common Shares. U.S. debt ceiling and budget deficit concerns have increased the possibility of additional credit-rating downgrades and economic slowdowns or a recession in the United States.
Financial markets have been affected at times by a number of global macroeconomic events, including but not limited to the following: large sovereign debts and fiscal deficits, levels of non‑performing loans on the balance sheets of national banks, instability in domestic and foreign capital markets and global health crises. Global market and economic disruptions have affected, and may in the future affect, the U.S. capital markets, which could adversely affect our business, financial condition or results of operations. We cannot assure you that market disruptions in other regions or countries, including the increased cost of funding for certain governments and financial institutions, will not impact the global economy, and we cannot assure you that assistance packages will be available, or, if available, be sufficient to stabilize countries and markets affected by a financial crisis. To the extent uncertainty regarding any economic recovery negatively impacts consumer confidence and consumer credit factors, our business, financial condition and results of operations could be significantly and adversely affected. Moreover, there is a risk of both sector-specific and broad-based corrections and/or downturns in the equity and credit markets. Any of the foregoing could have a significant impact on the markets in which we operate and could have a material adverse impact on our business prospects and financial condition.
Various social and political circumstances in the U.S. and around the world that are outside our control may also contribute to increased market volatility and economic uncertainties or deterioration in the U.S. and worldwide. Such events, including tariffs and global trade negotiations, other uncertainties regarding actual and potential shifts in U.S. foreign investment, trade, economic and other policies with other countries, the ongoing wars in Eastern Europe and the Middle East and health epidemics and pandemics, could adversely affect our business, financial condition or results of operations. Additionally, U.S. presidential, congressional and other elections, legislation may be adopted that could significantly affect the regulation of U.S. financial markets. Regulatory changes could result in greater competition from banks and other lenders with which we compete for lending and other investment opportunities. The United States may also potentially withdraw from or renegotiate various trade agreements and take other actions that would change current trade policies of the United States. These market and economic disruptions could negatively impact the operating results of our portfolio companies. This could, in turn, materially reduce our net asset value and dividends and adversely affect our financial prospects and condition.
Similarly, wars in Eastern Europe and the Middle East could have a negative impact on the economy and business activity globally, and therefore could adversely impact the performance of our investments. The severity and duration of any such conflict and its future impact on global economic and market conditions (including, for example, oil prices and/or the shipping industry) are impossible to predict, and as a result, present material uncertainty and risk with respect to us, the performance of our investments and operations, and our ability to achieve our investment objectives. Similar risks exist to the extent that any portfolio companies, service providers, vendors or certain other parties have material operations or assets in the areas surrounding current or future conflicts.
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
For instance, on January 14, 2025, the Antitrust Division of the U.S. Department of Justice, or the DOJ, filed a civil antitrust complaint, or the DOJ Complaint, in the U.S. District Court for the Southern District of New York against KKR & Co. and various KKR-sponsored investment entities, or the KKR Defendants, alleging violations of the Hart-Scott-Rodino Antitrust Improvements Act of 1976, or the HSR Act. The DOJ Complaint requests various relief for the alleged violations of the HSR Act by the KKR Defendants, including civil penalties in an amount to be determined and various equitable relief, including disgorgement and enjoining future violations of the HSR Act.
On January 14, 2025, KKR & Co. and its subsidiaries filed a complaint, or the KKR Complaint, in the U.S. District Court for the District of Columbia against Doha Mekki in her official capacity as Acting Assistant Attorney General of the United States for the Antitrust Division, the DOJ, the Federal Trade Commission, or the FTC, and the United States of America pertaining to the HSR-related investigations conducted by the DOJ. On January 16, 2025, KKR & Co. voluntarily dismissed the KKR Complaint filed in the U.S. District Court for the District of Columbia and re-filed it in the U.S. District Court for the Southern District of New York as related to the DOJ Complaint. The KKR Complaint requests various forms of relief, including declaratory judgments that: (i) KKR & Co. did not violate the HSR Act; (ii) the DOJ’s and FTC’s interpretations of the HSR Act are unconstitutionally vague; and (iii) the DOJ seeks an excessive fine in violation of the U.S. Constitution. KKR & Co. intends to vigorously defend against the DOJ Complaint and filed a motion to dismiss the DOJ Complaint on April 17, 2025. The DOJ filed its motion to dismiss the KKR Complaint on April 23, 2025, and KKR & Co. and the DOJ agreed to dismiss one count of the KKR Complaint and to stay the rest of the DOJ’s motion to dismiss pending resolution of KKR & Co.’s motion to dismiss the DOJ Complaint. The DOJ has continued its investigations into certain of KKR & Co.’s past HSR filings, and KKR & Co. continues to cooperate in connection with these investigations. The DOJ may initiate additional civil or criminal proceedings or take other actions against KKR & Co., its employees or portfolio companies, which could include further antitrust investigations into past HSR filings or transactions or other purported violations of law. There can be no certainty as to the possible outcome of the DOJ Complaint, the KKR Complaint, the DOJ’s investigations, or such other proceedings or other actions, any of which could result in a range of adverse financial and non-financial consequences to KKR & Co. Even in the event that the parties are able to settle the pending litigation, it is possible that any such settlement could involve significant monetary penalties and/or other possible remedial measures.

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
In the current period of technological and commercial innovation, startup and other companies have found success disrupting traditional approaches to industry or market practices, and the frequency of such disruptions is expected to increase. Such disruptions could negatively impact us and our investments, alter market practices on which our investment strategy depends to create investment returns, significantly disrupt the market in which we operate, or subject us to increased competition.
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
Periods of market volatility have occurred and could continue to occur in response to events outside of our control. We, the Adviser, and the portfolio companies in which we invest in could be affected by force majeure events (i.e., events beyond the control of the party claiming that the event has occurred, such as acts of God, fire, flood, earthquakes, outbreaks of an infectious disease, pandemic or any other serious public health concern, war, terrorism, labor strikes, major plant breakdowns, pipeline or electricity line ruptures, failure of technology, defective design and construction, accidents, demographic changes, government macroeconomic policies, social instability, cyberattacks, etc.). Some force majeure events could adversely affect the ability of a party (including us, the Adviser, a portfolio company or a counterparty to us, the Adviser, or a portfolio company) to perform its obligations until it is able to remedy the force majeure event. In addition, force majeure events, such as the cessation of the operation of equipment for repair or upgrade, could similarly lead to the unavailability of essential equipment and technologies. These risks could, among other effects, adversely impact the cash flows available from a portfolio company, cause personal injury or loss of life, including to a senior manager of the Adviser or its affiliates, damage property, or instigate disruptions of service. In addition, the cost to a portfolio company or us of repairing or replacing damaged assets resulting from such force majeure event could be considerable. It will not be possible to insure against all such events, and insurance proceeds received, if any, could be inadequate to completely or even partially cover any loss of revenues or investments, any increases in operating and maintenance expenses, or any replacements or rehabilitation of property. Certain events causing catastrophic loss could be either uninsurable, or insurable at such high rates as to adversely impact us, the Adviser, or portfolio companies, as applicable. Force majeure events that are incapable of or are too costly to cure could have permanent adverse effects. Certain force majeure events (such as war or an outbreak of an infectious disease) could have a broader negative impact on the world economy and international business activity generally, or in any of the countries in which we invest or our portfolio companies operate specifically. Such force majeure events could result in or coincide with: increased volatility in the global securities, derivatives and currency markets; a decrease in the reliability of market prices and difficulty in valuing assets; greater fluctuations in currency exchange rates; increased risk of default (by both government and private issuers); further social, economic, and political instability; nationalization of private enterprise; greater governmental involvement in the economy or in social factors that impact the economy; less governmental regulation and supervision of the securities markets and market participants and decreased monitoring of the markets by governments or self-regulatory organizations and reduced enforcement of regulations; limited, or limitations on, the activities of investors in such markets; controls or restrictions on foreign investment, capital controls and limitations on repatriation of invested capital; inability to purchase and sell investments or otherwise settle security or derivative transactions (i.e., a market freeze); unavailability of currency hedging techniques; substantial, and in some periods extremely high, rates of inflation, which can last many years and have substantial negative effects on credit and securities markets as well as the economy as a whole; recessions; and difficulties in obtaining and/or enforcing legal judgments.
Any of the foregoing could materially and adversely impact our value and performance of our portfolio companies as well as our ability to source, manage and divest investments and achieve our investment objectives, all of which could result in material losses. In addition, our operations could be significantly impacted, or even halted, either temporarily or on a long-term basis, as a result of some of the foregoing.
Economic sanction laws in the United States and other jurisdictions may prohibit us and our affiliates from transacting with certain countries, individuals and companies.
Economic sanction laws in the United States and other jurisdictions may prohibit us or our affiliates from transacting with certain countries, individuals and companies. In the United States, the U.S. Department of the Treasury’s Office of Foreign Assets Control administers and enforces laws, executive orders and regulations establishing U.S. economic and trade sanctions, which prohibit, among other things, transactions with, and the provision of services to, certain non-U.S. countries, territories, entities and individuals. These types of sanctions may significantly restrict or completely prohibit investment activities in certain jurisdictions, and if we, our portfolio companies or other issuers in which we invest were to violate any such laws or regulations, we may face significant legal and monetary penalties.
The Foreign Corrupt Practices Act, or FCPA, and other anti-corruption laws and regulations, as well as anti-boycott regulations, may also apply to and restrict our activities, our portfolio companies and other issuers of our investments. If an issuer or we were to violate any such laws or regulations, such issuer or we may face significant legal and monetary penalties. The U.S. government has indicated that it is particularly focused on FCPA enforcement, which may increase the risk that an issuer or we become the subject of such actual or threatened enforcement. In addition, certain commentators have suggested that private investment firms and the funds that they manage may face increased scrutiny and/or liability with respect to the activities of their underlying portfolio companies. As such, a violation of the FCPA or other applicable regulations by us or an issuer of our portfolio investments could have a material adverse effect on us. We are committed to complying with the FCPA and other anti-corruption laws and regulations, as well as anti-boycott regulations, to which it is subject. As a result, we may be adversely affected because of its unwillingness to enter into transactions that violate any such laws or regulations.
Future economic recessions or downturns could impair our portfolio companies and harm our operating results.
Many of our portfolio companies may be susceptible to economic slowdowns or recessions and may be unable to repay our loans or meet other obligations during these periods. Therefore, our non-performing assets are likely to increase, and the value of our portfolio is likely to decrease during these periods. Adverse economic conditions may also decrease the value of any collateral securing our debt investments and the value of our equity investments. Economic slowdowns or recessions could lead to losses of value in our portfolio and a decrease in our revenues, net income, net worth and assets. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us on terms we deem acceptable. These events could prevent us from increasing investments and harm our operating results. Economic downturns or recessions may also result in a portfolio company’s failure to satisfy financial or operating covenants imposed by us or other lenders, which could lead to defaults and, potentially, acceleration of the time when the loans are due and foreclosure on its assets representing collateral for its obligations, which could trigger cross defaults under other agreements and jeopardize our portfolio company’s ability to meet its obligations under the debt that we hold and the value of any equity securities we own. We may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms with a defaulting portfolio company. In addition, if one of our portfolio companies were to go bankrupt, even though we may have structured our interest as senior debt or preferred equity, depending on the facts and circumstances, including the extent to which we actually provided managerial assistance to that portfolio company, a bankruptcy court might recharacterize our debt or equity holding and subordinate all or a portion of our claim to those of other creditors.
Item 1B.    Unresolved Staff Comments.
None.
Item 1C.    Cybersecurity.
Cybersecurity
The Company has effective processes in place to assess, identify, and manage material risks from cybersecurity threats. The Company’s business is dependent on the communications and information systems of the Adviser, as an affiliate of Future Standard. The Company also relies on the communications and systems of other third-party service providers. Future Standard has implemented a cybersecurity program that applies to all of its subsidiaries and affiliates, including the Company and its operations.
Cybersecurity Program Overview
Future Standard has instituted a cybersecurity program designed to identify, assess, and manage cyber risks applicable to the Company. The cyber risk management program involves, inter alia, risk assessments, implementation of security measures, and ongoing monitoring of systems and networks, including networks on which the Company relies. Future Standard actively monitors the current threat landscape in an effort to identify material risks arising from new and evolving cybersecurity threats, including material risks faced by the Company.
The Company relies on Future Standard to engage external experts, including cybersecurity assessors, consultants, and auditors to evaluate cybersecurity measures and risk management processes, including those applicable to the Company. The Company is also included in the Future Standard risk management program and processes, which include cyber risk assessments.
The Company depends on and engages various third parties, including suppliers, vendors, and service providers, to operate its business. The Company relies on the expertise of Future Standard’s third-party risk management, legal, information technology, and compliance personnel of the Adviser and Future Standard, including the Chief Information Security Officer, or the CISO, of Future Standard, when identifying and overseeing risks from cybersecurity threats associated with our use of such entities.
Board Oversight of Cybersecurity Risks
The audit committee of the Board of Trustees of the Company, or the Audit Committee, provides strategic oversight on cybersecurity matters, including risks associated with cybersecurity threats. The Audit Committee receives periodic updates from the Future Standard CISO and the Company’s Chief Compliance Officer, or the CCO, regarding the overall state of the Future Standard cybersecurity program, information on the current threat landscape, and risks from cybersecurity threats and cybersecurity incidents impacting the Company.

Management’s Role in Cybersecurity Risk Management
The Company’s management, including the Company’s CCO, is responsible for assessing and managing material risks from cybersecurity threats. The CCO oversees the Company’s risk management function generally and relies on the Future Standard CISO to assist with assessing and managing material risks from cybersecurity threats. The CISO has over fifteen years of experience in actively managing cybersecurity and information security programs for financial services companies with complex information systems. The CCO has been responsible for this oversight function as CCO to the Company since its inception in 2022 and has worked in the financial services industry for over 40 years, during which the CCO has gained expertise in assessing and managing risk applicable to the Company.
Management of the Company is informed about and monitors the prevention, detection, mitigation, and remediation of cybersecurity incidents impacting the Company, including through the receipt of notifications from service providers and reliance on communications with risk management, legal, information technology, and/or compliance personnel of the Adviser and Future Standard.
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
Item 2.    Properties.
We do not own any real estate or other physical properties materially important to our operation. Our headquarters are located at 3025 John F. Kennedy Boulevard, OFC 500, Philadelphia, Pennsylvania, 19104, where we occupy office space pursuant to the Administration Agreement. We believe that our office facilities are suitable and adequate for our business as it is presently conducted.
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
Item 4.    Mine Safety Disclosures.
Not applicable.

PART II
Many of the amounts and percentages presented in Part II have been rounded for convenience of presentation, and all dollar amounts, excluding per share amounts, are presented in thousands unless otherwise noted.
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
Holders
As of February 28, 2026, we had 2,829 record holders of our Common Shares.
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
Except as previously reported in our current reports on Form 8-K, we did not sell any equity securities during the year ended December 31, 2025 that were not registered under the Securities Act.
Issuer Purchases of Equity Securities
Discretionary Share Repurchase Program
Beginning with the quarter ended September 30, 2024, we commenced a share repurchase program in which we intend, subject to market conditions and the discretion of our Board of Trustees, to offer to repurchase, in each quarter, up to 5% of our Common Shares outstanding (either by number of shares or aggregate NAV) as of the close of the previous calendar quarter. The Board may amend or suspend the share repurchase program if in its reasonable judgment it deems such action to be in our best interest and the best interest of our shareholders. As a result, share repurchases may not be available each quarter, such as when a repurchase offer would place an undue burden on our liquidity, adversely affect our operations or risk having an adverse impact on the Company that would outweigh the benefit of the repurchase offer. We intend to conduct such repurchase offers in accordance with the requirements of Rule 13e-4 promulgated under the Exchange Act and the 1940 Act.
Under our discretionary share repurchase program, to the extent we offer to repurchase Common Shares in any particular quarter, we expect to repurchase Common Shares pursuant to quarterly tender offers using a purchase price equal to the NAV per share as of the Valuation Date, which will be the last calendar day of the applicable quarter. Shareholders should keep in mind that if they tender Common Shares in a tender offer with a Valuation Date that is within the 12-month period following the initial issue date of their tendered Common Shares, the Company may repurchase such Common Shares subject to the 2% Early Repurchase Deduction. The Early Repurchase Deduction will be retained by the Company for the benefit of remaining holders of Common Shares. Common Shares that are issued pursuant to the DRP and tendered will not be subject to the Early Repurchase Deduction. Common Shares repurchased will be treated as having been repurchased on a “first in-first out” basis for purposes of determining whether and to what extent the Early Repurchase Deduction is applicable. Therefore, the portion of Common Shares repurchased will be deemed to have been taken from the earliest Common Shares purchased by such shareholder for purposes of determining whether and to what extent the Early Repurchase Deduction is applicable, except that in all cases Common Shares issued pursuant to the DRP will be treated as having been repurchased first. This Early Repurchase Deduction will also generally apply to minimum account repurchases. Common

Shares may be sold to certain feeder vehicles primarily created to hold the Common Shares that in turn offer interests in such feeder vehicles to non-U.S. persons. For such feeder vehicles and similar arrangements in certain markets, the Company may not apply the Early Repurchase Deduction to the feeder vehicles or underlying investors, often because of administrative or systems limitations.
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
The following table sets forth information regarding repurchases of shares of our Common Shares effectuated under our discretionary share repurchase program during the three months ended December 31, 2025:

Repurchase Date	Offer Date	Tender Offer Expiration	Purchase Price per Share	Common Shares Repurchased	Aggregate Dollar Amount of Common Shares Accepted for Repurchase (in thousands)
October 1, 2025	September 2, 2025	September 30, 2025	$29.86	221,003	$6,580
On December 1, 2025, we commenced a tender offer, or the December 2025 Tender Offer, pursuant to which we offered to repurchase up to 2,350,115 Common Shares tendered prior to 11:59 p.m., E.T. on December 29, 2025, or the December 2025 Tender Offer Expiration Date. There were 781,888 Common Shares validly tendered by shareholders prior to the December 2025 Tender Offer Expiration Date.
See Note 3 to our consolidated financial statements included herein for more information regarding our discretionary share repurchase program.
Item 6.    [Reserved]

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(in thousands, except share and per share amounts)
All dollar amounts (except per share amounts) in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are presented in thousands unless otherwise noted.
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
•the impact of changing interest rate and inflation levels, and their impact on our portfolio companies and on the industries in which we invest;
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
We principally generate revenues in the form of interest income on the debt investments and asset-based finance investments, or ABF Investments, we hold, as well as dividends and other distributions on the equity or other securities we hold. In addition, we generate revenues in the form of non-recurring commitment, closing, origination, structuring or diligence fees, monitoring fees, fees for providing managerial assistance, consulting fees, prepayment fees and performance-based fees.

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
In addition, we have contracted with State Street to provide various accounting and administrative services, including, but not limited to, preparing preliminary financial information for review by the Adviser, preparing and monitoring expense budgets, maintaining accounting and corporate books and records, processing trade information provided by us and performing testing with respect to RIC compliance. We pay State Street directly for the costs of such services.
The Adviser has agreed to advance all of our organizational and offering expenses on our behalf (including legal, accounting, printing, mailing, subscription processing and filing fees and expenses and other offering expenses, including costs associated with technology integration between our systems and those of our participating brokers, reasonable bona fide due diligence expenses of participating brokers supported by detailed and itemized invoices, costs in connection with preparing sales materials and other marketing expenses, design and website expenses, fees and expenses of our transfer agent, fees to attend retail seminars sponsored by participating brokers and costs, expenses and reimbursements for travel (provided that we will not be required to bear the cost of private airfare in excess of comparable first-class/business rates on a commercial airline, if available), meals, accommodations, entertainment and other similar expenses related to meetings or events with prospective investors, brokers, registered investment advisors or financial or other advisors, but excluding the shareholder servicing and/or distribution fee) through a date determined by the Adviser in its discretion. We had no obligation to reimburse the Adviser for such advanced expenses until the initial issuance of Common Shares to non-affiliated investors after commencement of the monthly closings for the Private Offering, which commenced on June 30, 2023. As of December 31, 2025, we had incurred organizational and offering expenses of $991 and $4,981, respectively, which expenses the Adviser elected to cover pursuant to the Expense Support Agreement, subject to reimbursement by us pursuant to its terms. See “Expense Support and Conditional Reimbursement” below for more information. In no event will we bear in excess of $1.5 million in organizational expenses; the Adviser has agreed to be responsible for any organizational expenses in excess of $1.5 million.
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
For the years ended December 31, 2025 and 2024, there were no Expense Payments that the Adviser agreed to pay. For the year ended December 31, 2023, the Adviser agreed to pay $147 in Expense Payments, subject to reimbursement by us in accordance with the Expense Support Agreement. For the years ended December 31, 2025 and 2024, the Company reimbursed the Adviser for $0 and $436, respectively, of previously waived expenses. As of December 31, 2025, there are no remaining amounts of previously waived expenses subject to recoupment.
Fees and Expenses
The following table illustrates the aggregate fees and expenses that we expect to incur and that shareholders can expect to bear, either directly or indirectly, during the following twelve months.

Shareholder transaction expenses (fees paid directly from shareholder investment)
Maximum sales load imposed on purchases(1)	—
Maximum Early Repurchase Deduction(2)	2.00%
Annual operating expenses (as a percentage of average net assets attributable to shares)(3)
Base Management Fee(4)	1.25%
Incentive fees payable under our investment advisory agreement(5)	—
Interest payments on borrowed funds(6)	4.59%
Distribution/Servicing Fees(7)	—
Organizational and offering costs(8)	—
Other expenses(9)	0.39%
Total annual expenses	6.23%
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
(2)Under our discretionary share repurchase program, to the extent we offer to repurchase shares in any particular quarter, we expect to repurchase shares pursuant to quarterly tender offers using a purchase price equal to the NAV per share as of the last calendar day of the applicable quarter, or the last Valuation Date. If Common Shares are tendered in a tender offer with a Valuation Date that is within the 12-month period following the initial date of the tendered Common Shares, we may repurchase such Common Shares subject to a deduction of 2% of the aggregate NAV of the Common Shares repurchased. We refer to this as the Early Repurchase Deduction. The Early Repurchase Deduction may be waived in the following circumstances: (i) repurchases resulting from the death or qualified disability or divorce; (ii) in the event that a shareholder’s Common Shares are repurchased because the shareholder has failed to maintain the $500 minimum account balance; (iii) due to trade or operational error; or (iv) repurchases submitted in connection with discretionary transfer programs (and similar arrangements) as approved by the Company. The Early Repurchase Deduction will be retained by the Company for the benefit of remaining holders of Common Shares.

(3)Amount assumes that we sell $839 million worth of Class I shares during the following twelve months, resulting in estimated average net assets of $1,962 million based on current asset levels. That amount also assumes that we borrow funds of approximately 81% of our average net assets during such period. Actual expenses will depend on the number of Class I shares we sell in the Private Offering and the amount of leverage we employ, if any. There can be no assurance that we will sell $839 million worth of Class I shares during the following twelve months.
(4)The Base Management Fee is calculated and payable quarterly in arrears at an annual rate of 1.25% of our average monthly net assets during such period. The Adviser waived the Base Management Fee through September 30, 2025.
(5)Based on our current business plan, we anticipate that we may have capital gains and interest income that could result in the payment of an Incentive Fee to the Adviser in the following twelve months. However, the Incentive Fee payable to the Adviser is based on our performance and will not be paid unless we achieve certain performance targets. As we cannot predict whether we will meet the necessary performance targets, we have assumed that no Incentive Fee will be paid for purposes of this table. We expect the Incentive Fees we pay to increase to the extent we earn greater interest income through our investments in portfolio companies, and realize capital gains upon the sale of investments in our portfolio companies. The Adviser waived the subordinated income incentive fee through September 30, 2025.
(6)Interest payments on borrowed funds represents an estimate of our annualized interest expense based on our total borrowings as of December 31, 2025. At December 31, 2025, the weighted average effective interest rate for total outstanding debt was 5.66%. We may borrow additional funds from time to time to make investments to the extent we determine that the economic situation is conducive to doing so. To the extent that we determine it is appropriate to borrow funds to make investments, the costs associated with such borrowing will be indirectly borne by our shareholders.
Our ability to incur leverage during the following twelve months depends, in large part, on the amount of money we are able to raise through the sale of Class I shares in the Private Offering and capital markets conditions.
(7)Distribution/Servicing Fees reflect an annual shareholder servicing and/or distribution fee of 0.85% per annum of the aggregate NAV. However, the Placement Agents have agreed to waive the Distribution/Servicing Fees for Class I shares in full during the term of the Rule 12b-1 Fee Waiver Agreement, and any such waived fees will not be subject to recoupment by the Placement Agents or any other person during or following the term of the Rule 12b-1 Fee Waiver Agreement. The Rule 12b-1 Fee Waiver Agreement will remain in effect until terminated by vote of the Board (including a vote of a majority of its Independent Trustees).
(8)The Adviser previously agreed to advance all our organizational and offering expenses on our behalf through a date determined by the Adviser in its discretion. We had no obligation to reimburse the Adviser for such advanced expenses until the initial issuance of Common Shares to non-affiliated investors after commencement of the monthly closings for the Private Offering, which commenced on June 30, 2023. As of December 31, 2025, we had incurred organizational and offering expenses of $991 and $4,981, respectively, which expenses the Adviser elected to cover pursuant to the Expense Support Agreement, subject to reimbursement by us pursuant to its terms. In no event will the Company bear in excess of $1.5 million in organizational expenses; the Adviser has agreed to be responsible for any organizational expenses in excess of $1.5 million. See “Expenses” and “Expense Support and Conditional Reimbursement” sections above for more information.
(9)Other expenses primarily include accounting, legal and auditing fees, as well as the reimbursement of the compensation of administrative personnel and fees payable to our trustees who do not also serve in an executive officer capacity for us or the Adviser. The amount presented in the table reflects estimated amounts we expect to pay during the following twelve months and does not include preferred pricing arrangements we may receive from certain parties as a newly formed entity.
Example
The following example demonstrates the projected dollar amount of total expenses that would be incurred over various periods with respect to a $10,000 hypothetical investment in the Class I shares assuming reinvestment of all distributions at NAV and that our direct and indirect annual operating expenses would remain at the percentage levels set forth in the table above (assuming we borrow an amount of approximately 81% of our average net assets):

	1 Year	3 Years	5 Years	10 Years
Shareholders would pay the following expenses on a $10,000 investment, assuming a 5% annual return(1)	$619	$1,835	$3,021	$5,860
Shareholders would pay the following expenses on a $10,000 investment, assuming a 5% annual return entirely from realized capital gains	$679	$2,000	$3,272	$6,252
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

Portfolio Investment Activity for the Years Ended December 31, 2025 and 2024
Total Portfolio Activity
The following tables present certain selected information regarding our portfolio investment activity for the years ended December 31, 2025 and 2024:

	For the Year Ended December 31,
Net Investment Activity	2025	2024
Purchases	$1,879,607	$874,692
Sales and Repayments	(345,543)	(85,572)
Net Portfolio Activity	$1,534,064	$789,120

	For the Year Ended December 31,
	2025				2024
New Investment Activity by Asset Class	Purchases	Percentage	Sales and Repayments	Percentage	Purchases	Percentage	Sales and Repayments	Percentage
Senior Secured Loans—First Lien	$1,312,756	70%	$222,979	65%	$683,099	78%	$28,728	34%
Subordinated Debt	—	—	—	—	485	0%	—	—
Asset Based Finance	566,851	30%	122,564	35%	191,108	22%	56,844	66%
Total	$1,879,607	100%	$345,543	100%	$874,692	100%	$85,572	100%
The following table summarizes the composition of our investment portfolio at cost and fair value as of December 31, 2025 and 2024:

	December 31, 2025			December 31, 2024
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$1,954,430	$1,964,215	74.8%	$857,958	$865,488	81.3%
Subordinated Debt	1,938	2,015	0.1%	1,682	1,667	0.2%
Asset Based Finance	640,556	658,865	25.1%	193,223	196,918	18.5%
Total	$2,596,924	$2,625,095	100.0%	$1,052,863	$1,064,073	100.0%
_____________________
(1)Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.
The following table presents certain selected information regarding the composition of our investment portfolio as of December 31, 2025 and 2024:

	December 31, 2025	December 31, 2024
Number of Portfolio Companies	173	101
% of Direct Originations in Investment Portfolio	100.0%	100.0%
% Variable Rate Debt Investments (based on fair value)(1)	84.6%	90.9%
% Fixed Rate Debt Investments (based on fair value)(1)	7.3%	6.1%
% Other Income Producing Investments (based on fair value)(2)	2.3%	1.6%
% Non-Income Producing Investments (based on fair value)	5.8%	1.4%
Weighted Average Annual Yield on Accruing Debt Investments(1)(3)	8.9%	10.1%
Weighted Average Annual Yield on All Debt Investments(4)	8.9%	10.1%
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
(3)The Weighted Average Annual Yield on Accruing Debt Investments is computed as (i) the sum of (a) the stated annual interest rate, dividend rate or other similar stated return of each accruing Debt Investment, multiplied by its par amount, adjusted to U.S. dollars and for any partial income accrual when necessary, as of the end of the applicable reporting period, plus (b) the annual amortization of the purchase or original issue discount or premium of each accruing Debt Investment; divided by (ii) the total amortized cost of Debt Investments included in the calculated group as of the end of the applicable reporting period. Stated annual interest rate for floating rate Debt Investments assumes the greater of (a) the respective base rate in effect as of December 31, 2025, and (b) the stated base rate floor. The base rate utilized in this calculation may not be indicative of the base rates for specific contracts as of December 31, 2025.
(4)The Weighted Average Annual Yield on All Debt Investments is computed as (i) the sum of (a) the stated annual interest rate, dividend rate or other similar stated return of each Debt Investment, multiplied by its par amount, adjusted to U.S. dollars and for any partial income accrual when necessary, as of the end of the applicable reporting period, plus (b) the annual amortization of the purchase or original issue discount or premium of each Debt Investment; divided by (ii) the total amortized cost of Debt Investments included in the calculated group as of the end of the applicable reporting period. Stated annual interest rate for floating rate Debt Investments assumes the greater of (a) the respective base rate in effect as of December 31, 2025, and (b) the stated base rate floor. The base rate utilized in this calculation may not be indicative of the base rates for specific contracts as of December 31, 2025.
For the years ended December 31, 2025 and 2024, our total return based on NAV was 11.57% and 13.87%, respectively. See footnote 5 to the table included in Note 12 to our consolidated financial statements included herein for information regarding the calculation of our total return based on NAV.
Portfolio Composition by Industry Classification
The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of December 31, 2025 and 2024:

	December 31, 2025		December 31, 2024
Industry Classification	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Automobiles & Components	$8,367	0.3%	$—	—
Banks	62,483	2.4%	1,148	0.1%
Capital Goods	387,085	14.7%	160,388	15.1%
Commercial & Professional Services	291,011	11.1%	207,960	19.6%
Consumer Discretionary Distribution & Retail	—	—	6,683	0.6%
Consumer Durables & Apparel	11,078	0.4%	9,409	0.9%
Consumer Services	122,173	4.7%	59,984	5.6%
Consumer Staples Distribution & Retail	15,981	0.6%	16,427	1.6%
Equity Real Estate Investment Trusts (REITs)	17,253	0.7%	20,676	1.9%
Financial Services	327,038	12.5%	96,682	9.1%
Food, Beverage & Tobacco	32,615	1.2%	—	—
Health Care Equipment & Services	247,745	9.4%	157,954	14.9%
Household & Personal Products	6,237	0.2%	—	—
Insurance	177,799	6.8%	92,396	8.7%
Materials	62,474	2.4%	21,447	2.0%
Media & Entertainment	50,557	1.9%	—	—
Pharmaceuticals, Biotechnology & Life Sciences	25,530	1.0%	34,250	3.2%
Real Estate Management & Development	121,281	4.6%	43,784	4.1%
Software & Services	533,769	20.3%	78,631	7.4%
Technology Hardware & Equipment	264	0.0%	264	0.0%
Telecommunication Services	10,801	0.4%	—	—
Transportation	112,139	4.3%	54,412	5.1%
Utilities	1,415	0.1%	1,578	0.1%
Total	$2,625,095	100.0%	$1,064,073	100.0%

Portfolio Asset Quality
In addition to various risk management and monitoring tools, the Adviser uses an investment rating system to characterize and monitor the expected level of returns on each investment in our portfolio. The Adviser uses an investment rating scale of 1 to 4. The following is a description of the conditions associated with each investment rating:

Investment Rating	Summary Description
1	Performing investment—generally executing in accordance with plan and there are no concerns about the portfolio company’s performance or ability to meet covenant requirements.

2	Performing investment—no concern about repayment of both interest and our cost basis but company’s recent performance or trends in the industry require closer monitoring.

3	Underperforming investment—some loss of interest or dividend possible, but still expecting a positive return on investment.

4	Underperforming investment—concerns about the recoverability of principal or interest.
The following table shows the distribution of our investments on the 1 to 4 investment rating scale at fair value as of December 31, 2025 and 2024:

	December 31, 2025		December 31, 2024
Investment Rating	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
1	$2,586,384	99%	$1,030,177	97%
2	38,663	1%	33,896	3%
3	48	0%	—	—
4	—	—	—	—
Total	$2,625,095	100%	$1,064,073	100%
The amount of the portfolio in each grading category may vary substantially from period to period resulting primarily from changes in the composition of the portfolio as a result of new investment, repayment and exit activities. In addition, changes in the grade of investments may be made to reflect our expectation of performance and changes in investment values.
Results of Operations
Set forth below is a comparison of the results of operations for the years ended December 31, 2025 and December 31, 2024. The comparison of the fiscal years ended December 31, 2024 and December 31, 2023 can be found within “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Part II of our annual report on Form 10-K for the fiscal year ended December 31, 2024, which is incorporated herein by reference.
Comparison of the Years Ended December 31, 2025 and 2024
Revenues
Our investment income for the years ended December 31, 2025 and 2024 was as follows:

	Year Ended December 31,
	2025		2024
	Amount	Percentage of Total Income	Amount	Percentage of Total Income
Interest income	$154,745	89.5%	$65,953	86.0%
Paid-in-kind interest income	5,353	3.1%	2,093	2.7%
Fee income	8,728	5.0%	6,745	8.8%
Dividend income	4,077	2.4%	1,880	2.5%
Total investment income(1)	$172,903	100.0%	$76,671	100.0%
___________
(1)Such revenues represent $165,401 and $73,571 of cash income earned as well as $7,502 and $3,100 in non-cash portions relating to accretion of discount and PIK interest for the years ended December 31, 2025 and 2024, respectively. Cash flows related to such non-cash revenues may not occur for a number of reporting periods or years after such revenues are recognized.

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
The increase in interest, PIK, fee and dividend income for the year ended December 31, 2025 compared to the year ended December 31, 2024 is primarily due to the increase in the size of our investment portfolio, partially offset by a decline in yields due to the lower interest rate environment.
Expenses
Our operating expenses, together with excise taxes, for the years ended December 31, 2025 and 2024 were as follows:

	Year Ended December 31,
	2025	2024
Management fees	$14,697	$5,659
Subordinated income incentive fees	15,511	6,855
Capital gains incentive fees	1,481	1,076
Interest expense	36,473	13,793
Administrative services expenses	3,033	1,902
Accounting and administrative fees	618	265
Organizational and offering costs	440	2,711
Insurance expense	120	156
Audit expense	783	584
Other expenses	2,716	1,642
Total operating expenses	75,872	34,643
Management and incentive fee waivers	(21,208)	(12,514)
Expense (waiver) recoupment	—	436
Net operating expenses before taxes	54,664	22,565
Excise taxes	—	234
Total net expenses, including excise taxes	$54,664	$22,799
The following table reflects selected expense ratios as a percent of average net assets for the years ended December 31, 2025 and 2024:

	Year Ended December 31,
	2025	2024
Ratio of operating expenses and excise taxes to average net assets	6.29%	7.42%
Ratio of expense waivers to average net assets(1)	(1.76)%	(2.63)%
Ratio of net operating expenses to average net assets	4.53%	4.79%
Ratio of net incentive fees, interest expense and excise taxes to average net assets(1)	3.51%	3.17%
Ratio of net operating expenses, excluding certain expenses, to average net assets	1.02%	1.62%
__________
(1)Ratio data may be rounded in order to recompute the ending ratio of net operating expenses to average net assets or net operating expenses, excluding certain expenses, to average net assets.
We generally expect our general and administrative expenses to decrease as a percentage of our average net assets because of the anticipated growth in the size of our asset base.
The increase in expenses for the year ended December 31, 2025 compared to the year ended December 31, 2024 is primarily due to the increase in the size of our investment portfolio, which increased the acceleration of our operational activity during the year ended December 31, 2025 and the incurrence of borrowings under the K-FIT CO-1 Credit Facility, the K-FIT AB-1 Credit Facility and the Senior Secured Revolving Credit Facility, each as defined in Note 9 to our consolidated financial statements, which increased interest expense.

Interest expense, among other things, may increase or decrease our expense ratios relative to comparative periods depending on portfolio performance, changes in amounts outstanding under our financing arrangements and benchmark interest rates such as SOFR, among other factors.
Net Investment Income
Our net investment income totaled $118,239 ($2.91 per share) and $53,872 ($3.33 per share) for the years ended December 31, 2025 and 2024, respectively.
The increase in net investment income during the year ended December 31, 2025 compared to the year ended December 31, 2024 can primarily be attributed to the increase in interest, PIK, fee and dividend income discussed above.
Net Realized Gains or Losses
Our net realized gains (losses) on investments, foreign currency forward contracts and foreign currency for the years ended December 31, 2025 and 2024 were as follows:

	Year Ended December 31,
	2025	2024
Net realized gain (loss) on investments(1)	$1,083	$73
Net realized gain (loss) on foreign currency forward contracts	(202)	(36)
Net realized gain (loss) on foreign currency	(749)	(152)
Total net realized gain (loss)	$132	$(115)
______________
(1)We sold investments and received principal repayments of $143,959 and $201,584, respectively, during the year ended December 31, 2025 and $36,859 and $48,713, respectively, during the year ended December 31, 2024.
Net Change in Unrealized Appreciation (Depreciation)
Our net change in unrealized appreciation (depreciation) on investments, foreign currency forward contracts and unrealized gain (loss) on foreign currency for the years ended December 31, 2025 and 2024 were as follows:

	Year Ended December 31,
	2025	2024
Net change in unrealized appreciation (depreciation) on investments	$16,961	$7,741
Net change in unrealized appreciation (depreciation) on foreign currency forward contracts	(87)	200
Net change in unrealized gain (loss) on foreign currency	(5,160)	785
Total net change in unrealized appreciation (depreciation)	$11,714	$8,726
The net change in unrealized appreciation (depreciation) during the years ended December 31, 2025 and 2024 were driven primarily by appreciation on certain asset-based finance investments in the portfolio.
Net Increase (Decrease) in Net Assets Resulting from Operations
For the years ended December 31, 2025 and 2024, the net increase in net assets resulting from operations was $130,085 ($3.20 per share) and $62,483 ($3.86 per share), respectively.
Financial Condition, Liquidity and Capital Resources
Overview
We intend to generate cash primarily from the net proceeds from the Private Offering and from cash flows from interest and fees earned from our investments and principal repayments and proceeds from sales of our investments. We may also fund a portion of our investments through borrowings from banks and issuances of senior securities or other financing transactions. Our primary use of cash will be investments in portfolio companies, payments of our expenses, including management fees, incentive fees and cost of any borrowings or other financing arrangements, including interest expenses, payment of cash distributions to our shareholders and repurchases of our Common Shares under our discretionary share repurchase program.
As of December 31, 2025, we had $99,252 in cash and foreign currency, which we held in custodial accounts, $285,792 in borrowings available under our financing arrangements, subject to borrowing base and other limitations, and $165,500 of remaining uncalled capital commitments from investors in the Private Offering. As of December 31, 2025, we had unfunded debt investments with aggregate unfunded commitments of $548,706 and unfunded equity/other commitments of $9,616. We maintain sufficient cash on hand, available borrowings and liquid securities to fund such unfunded commitments should the need arise.
We intend to utilize leverage to finance our investments. The amount of leverage that we employ will be subject to the restrictions of the 1940 Act and the supervision of the Board. At the time of any proposed borrowing, the amount of leverage we employ will also depend on our Adviser’s assessment of market and other factors. We have established credit facilities and other financing arrangements to facilitate investments and the timely payment of our expenses.
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
As of December 31, 2025, the aggregate amount outstanding of the senior securities issued by us was $1,134,208. As of December 31, 2025, our asset coverage ratio as calculated under the 1940 Act was 236%.
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
Financing Arrangements
The following table presents summary information with respect to our outstanding financing arrangements as of December 31, 2025:

	As of December 31, 2025
Arrangement	Type of Arrangement	Rate	Amount Outstanding		Amount Available	Maturity Date
Senior Secured Revolving Credit Facility(1)	Revolving Credit Facility	SOFR+2.125%(2)	$390,708	(3)	$129,292	July 19, 2028
K-FIT AB-1 Credit Facility(1)	Revolving Credit Facility	SOFR+1.85%(2)	427,000		73,000	October 16, 2030
K-FIT CO-1 Credit Facility(1)	Revolving Credit Facility	SOFR+1.85%(2)	316,500		83,500	March 4, 2030
Total			$1,134,208		$285,792
___________
(1)The carrying amount outstanding under the facility approximates its fair value.
(2)The benchmark rate is subject to a 0% floor.
(3)Amount includes borrowings in Euros and British pounds. Euro balance outstanding of €80,600 has been converted to U.S. dollars at an exchange rate of €1.00 to $1.17 as of December 31, 2025. British pound balance outstanding of £71,500 has been converted to U.S. dollars at an exchange rate of £1.00 to $1.34 as of December 31, 2025 to reflect total amount outstanding in U.S. dollars.
See Note 9 to our consolidated financial statements included herein for additional information regarding our financing arrangements.
RIC Status and Distributions
We have elected and intend to qualify annually for federal income tax purposes to be treated as a RIC under Subchapter M of the Code. In order to maintain our qualification as a RIC, we must, among other things, make timely distributions of an amount at least equal to 90% of our investment company taxable income, determined without regard to any deduction for distributions paid, each tax year. As long as the distributions are declared by the later of the fifteenth day of the tenth month following the close of a tax year or the due date of the tax return for such tax year, including extensions, distributions paid up to twelve months after the current tax year generally can be carried back to the prior tax year for determining the distributions paid in such tax year. We intend to make sufficient distributions to our shareholders to qualify for and maintain our RIC tax status each tax year. We are also subject to a 4% nondeductible federal excise tax on certain undistributed income unless we make distributions in a timely manner to our shareholders generally of an amount at least equal to the sum of (1) 98% of our net ordinary income (taking into account certain deferrals and elections) for the calendar year, (2) 98.2% of our capital gain net income, which is the excess of capital gains in excess of capital losses, or “capital gain net income” (adjusted for certain ordinary losses), for the one-year period ending October 31 of that calendar year and (3) any net ordinary income and capital gain net income for the preceding years that were not distributed during such years and on which we paid no U.S. federal income tax. Any distribution declared by us during October, November or December of any calendar year, payable to shareholders of record on a specified date in such a month and actually paid during January of the following calendar year, will be treated as if it had been paid by us, as well as received by our shareholders, on December 31 of the calendar year in which the distribution was declared. We can offer no assurance that we will achieve results that will permit us to pay any cash distributions.
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
During certain periods, our distributions may exceed our earnings. As a result, it is possible that a portion of the distributions we make may represent a return of capital. A return of capital generally is a return of a shareholder’s investment rather than a return of earnings or gains derived from our investment activities. Each year a statement on Form 1099-DIV identifying the sources of the distributions will be mailed to our shareholders. No portion of the distributions paid during the tax years ended December 31, 2025, 2024 or 2023 represented a return of capital.
We intend to make our regular distributions in the form of cash, out of assets legally available for distribution, except for those shareholders who have elected to receive their distributions in the form of additional Common Shares under our distribution reinvestment plan. Any distributions reinvested under the plan will nevertheless remain taxable to a shareholder.
The following tables reflect the cash distributions per share that we have declared on our Common Shares during the years ended December 31, 2025, 2024 and 2023:

	For the Year Ended December 31, 2025
Date Declared	Distribution	Record Date	Payment Date	Distribution per Share
January 10, 2025	Regular	January 31, 2025	February 26, 2025	$0.250
February 11, 2025	Regular	February 28, 2025	March 27, 2025	0.250
March 10, 2025	Regular	March 31, 2025	April 28, 2025	0.250
March 10, 2025	Special	March 31, 2025	April 28, 2025	0.100
April 14, 2025	Regular	April 30, 2025	May 28, 2025	0.250
May 9, 2025	Regular	May 30, 2025	June 26, 2025	0.250
June 6, 2025	Regular	June 30, 2025	July 29, 2025	0.250
July 14, 2025	Regular	July 31, 2025	August 27, 2025	0.250
July 31, 2025	Regular	August 29, 2025	September 26, 2025	0.250
August 28, 2025	Regular	September 30, 2025	October 29, 2025	0.250
October 8, 2025	Regular	October 31, 2025	November 25, 2025	0.250
October 30, 2025	Regular	November 28, 2025	December 29, 2025	0.250
December 5, 2025	Regular	December 31, 2025	January 28, 2026	0.225
Total				$3.075

	For the Year Ended December 31, 2024
Date Declared	Distribution	Record Date	Payment Date	Distribution per Share
January 5, 2024	Regular	January 31, 2024	February 27, 2024	$0.24
February 20, 2024	Regular	February 29, 2024	March 26, 2024	0.24
March 7, 2024	Regular	March 28, 2024	April 26, 2024	0.25
April 3, 2024	Regular	April 30, 2024	May 29, 2024	0.25
May 2, 2024	Regular	May 31, 2024	June 26, 2024	0.25
June 11, 2024	Regular	June 28, 2024	July 29, 2024	0.25
June 11, 2024	Special	June 28, 2024	July 29, 2024	0.10
July 11, 2024	Regular	July 31, 2024	August 28, 2024	0.25
July 31, 2024	Regular	August 30, 2024	September 26, 2024	0.25
September 16, 2024	Regular	September 30, 2024	October 29, 2024	0.25
September 16, 2024	Special	September 30, 2024	October 29, 2024	0.10
October 10, 2024	Regular	October 31, 2024	November 26, 2024	0.25
November 7, 2024	Regular	November 29, 2024	December 27, 2024	0.25
December 12, 2024	Regular	December 31, 2024	January 29, 2025	0.25
December 12, 2024	Special	December 31, 2024	January 29, 2025	0.10
Total				$3.28

	For the Year Ended December 31, 2023
Date Declared	Distribution	Record Date	Payment Date	Distribution per Share
September 26, 2023	Regular	September 29, 2023	October 27, 2023	$0.24
September 26, 2023	Regular	October 31, 2023	November 28, 2023	0.24
September 26, 2023	Regular	November 30, 2023	December 27, 2023	0.24
September 26, 2023	Regular	December 29, 2023	January 30, 2024	0.24
Total				$0.96
See Note 5 to our consolidated financial statements included herein for additional information regarding our distributions.
Recent Developments
Distributions
On January 12, 2026, the Board declared a distribution of $0.225 per Common Share, which was paid on February 25, 2026 to shareholders of record as of the close of business on January 30, 2026. On February 6, 2026, the Board declared a distribution of $0.225 per Common Share, payable on or about March 27, 2026 to shareholders of record as of the close of business on February 27, 2026. On March 3, 2026, the Board declared a distribution of $0.225 per Common Share, payable on or about April 28, 2026 to shareholders of record as of the close of business on March 31, 2026. Shareholders may receive the distribution payments in cash or in Common Shares in accordance with their election under the Company’s distribution reinvestment plan.
Private Offering Closings
On January 2, 2026, we issued and sold 1,943,114 Common Shares in the Private Offering (with the final number of Common Shares issued being determined on January 21, 2026) pursuant to Subscription Agreements entered into with the participating investors for aggregate consideration of $57,808.
On February 2, 2026, we issued and sold 2,187,656 Common Shares in the Private Offering (with the final number of Common Shares issued being determined on February 23, 2026) pursuant to Subscription Agreements entered into with the participating investors for aggregate consideration of $64,885.
On March 2, 2026, we issued and sold Common Shares in the Private Offering pursuant to Subscription Agreements entered into with the participating investors for aggregate consideration of $28,957. The final number of Common Shares issued as of March 2, 2026 in connection with the monthly closing will be determined at a later date in connection with the Company’s determination of its net asset value per Common Share as of February 28, 2026.

K-FIT CO-1 Credit Facility
On March 3, 2026, K-FIT Finance CO-1 LLC, a wholly-owned, special purpose financing subsidiary of the Company, entered into a third amendment to its Loan, Security and Servicing Agreement with Capital One, National Association, as administrative agent. The amendment increased the maximum amount by which lender commitments may be increased pursuant to the facility’s accordion feature from $350,000 to $400,000.
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
As of December 31, 2025, our investment portfolio, valued at fair value in accordance with our Board-approved valuation policy, represented 95.42% of our total assets, as compared to 96.87% of our total assets as of December 31, 2024.
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
Other Contractual Obligations
We have entered into the Advisory Agreement and Administration Agreement with the Adviser to provide us with investment advisory and administrative services. Payments for investment advisory services under the Advisory Agreement are equal to (a) an annual Base Management Fee based on the average monthly value of the Company’s net assets during the most recently completed calendar quarter, and (b) an Incentive Fee based on our performance. The Adviser is reimbursed for administrative expenses incurred on our behalf. See Note 4 to our consolidated financial statements included herein for a discussion of these agreements and for the amount of fees and expenses accrued under these agreements during the years ended December 31, 2025, 2024 and 2023.
If any of our contractual obligations are terminated, our costs may increase under any new agreements that we enter into as replacements. We would also likely incur expenses in locating alternative parties to provide the services we expect to receive under our Advisory Agreement and our Administration Agreement.
Off-Balance Sheet Arrangements
We may become a party to financial instruments with off-balance sheet risk in the normal course of our business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of December 31, 2025, we had off-balance sheet arrangements with Cliffwater Corporate Lending Fund, or Cliffwater, and CCLF Holdings (D13) LLC, or CCLF Sub, and together with Cliffwater, individually and collectively, the Financing Provider, under the Cliffwater Facility Agreement, as described below.
Warehousing Transaction
On May 9, 2024, and most recently amended on March 24, 2025, the Company entered into an amended and restated facility agreement, or the Cliffwater Facility Agreement, with the Financing Provider, an unaffiliated third party, to acquire portfolio investments from time to time by purchasing all or a portion of certain investments owned and held by the Financing Provider at the Company’s or the Financing Provider’s request pursuant to the terms and provisions of the Cliffwater Facility Agreement, or the Warehousing Transaction. The Cliffwater Facility Agreement creates a forward obligation of the Financing Provider to sell, and a forward obligation of the Company or its designee to purchase, all or a portion of certain investments owned and held by the Financing Provider at the Company’s or the Financing Provider’s request pursuant to the terms and conditions of the Cliffwater Facility Agreement. Prior to the date on which (i) an insolvency proceeding is commenced by the Company or (ii) an insolvency proceeding is commenced against the Company and is not dismissed or stayed within 60 days, the Company’s obligation to purchase such investments is conditional upon satisfying certain conditions, including that the Company has called and received cash funding from subscriptions in an aggregate amount of at least $1.4 billion, such condition, the Capital Condition. The Company made customary representations and warranties in the Cliffwater Facility Agreement.
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
As of December 31, 2025, the conditions precedent to the Company’s obligation to purchase any additional investments from the Financing Provider had not been met. The Company does not hold any beneficial interest in the warehouse.
During the year ended December 31, 2025, the Company purchased investments, including unfunded commitments, with a cost of $90,788 from the Financing Provider. As of December 31, 2025, $12,774 of these purchases are included in payable for investments purchased in the consolidated statement of assets and liabilities. For the period from January 1, 2026 through February 28, 2026, there were no investments purchased by the Company from the Financing Provider.
As of February 28, 2026, there were 17 loans with an aggregate commitment par value of $203,182, inclusive of $66,283 of unfunded commitments, that the Financing Provider purchased and was holding at the Company’s request pursuant to the Cliffwater Facility Agreement.
Recently Issued Accounting Standards
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, or ASU 2023-09, which requires additional disaggregated disclosures on the entity’s effective tax rate reconciliation and additional details on income taxes paid. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024 and is to be adopted on a prospective basis with the option to apply retrospectively. The Company adopted ASU 2023-09 effective December 31, 2025 and concluded that the application of this guidance did not have any material impact on its consolidated financial statements.
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
Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
We are subject to financial market risks, including changes in interest rates. As of December 31, 2025, 84.6% of our portfolio investments (based on fair value) were debt investments paying variable interest rates, 7.3% were debt investments paying fixed interest rates, 2.3% were other income producing investments and the remaining 5.8% consisted of non-income producing investments. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to any variable rate investments we hold and to declines in the value of any fixed rate investments we hold. However, many of our variable rate investments provide for an interest rate floor, which may prevent our interest income from increasing until benchmark interest rates increase beyond a threshold amount. To the extent that a substantial portion of our investments may be in variable rate investments, an increase in interest rates beyond this threshold would make it easier for us to meet or exceed the hurdle rate applicable to the Subordinated Incentive Fee on Income, and may result in a substantial increase in our net investment income and to the amount of Incentive Fees payable to the Adviser with respect to our increased pre-Incentive Fee net investment income. Changes in the general level of interest rates can affect our net interest income. Changes in interest rates can also affect, among other things, our ability to acquire leveraged loans, high yield bonds and other debt investments and the value of our investment portfolio.
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

The following table shows the effect over a twelve-month period of changes in interest rates on our interest income, interest expense and net interest income assuming no changes in the composition of our investment portfolio, including the accrual status of our investments, and our financing arrangements in effect as of December 31, 2025 (dollar amounts are presented in thousands):

Basis Point Change in Interest Rates	Increase (Decrease) in Interest Income(1)	Increase (Decrease) in Interest Expense(2)	Increase (Decrease) in Net Interest Income(1)	Percentage Change in Net Interest Income
Down 250 basis points	$(52,684)	$(28,365)	$(24,319)	(12.9)%
Down 200 basis points	(42,271)	(22,692)	(19,579)	(10.4)%
Down 150 basis points	(31,778)	(17,019)	(14,759)	(7.9)%
Down 100 basis points	(21,191)	(11,346)	(9,845)	(5.2)%
Down 50 basis points	(10,595)	(5,673)	(4,922)	(2.6)%
Up 50 basis points	10,595	5,673	4,922	2.6%
Up 100 basis points	21,191	11,346	9,845	5.2%
Up 150 basis points	31,786	17,019	14,767	7.9%
Up 200 basis points	42,382	22,692	19,690	10.5%
Up 250 basis points	52,977	28,365	24,612	13.1%
_______________
(1)Assumes no defaults or prepayments by portfolio companies over the next twelve months.
(2)Assumes current debt outstanding as of December 31, 2025, and no changes over the next twelve months.
We expect that our long-term investments will be financed primarily with equity and debt. If deemed prudent, we may use interest rate risk management techniques in an effort to minimize our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations. During the year ended December 31, 2025, we did not engage in interest rate hedging activities.
Foreign Currency Risk
From time to time, we may make investments that are denominated in a foreign currency that are subject to the effects of exchange rate movements between the foreign currency of each such investment and the U.S. dollar, which may affect future fair values and cash flows, as well as amounts translated into U.S. dollars for inclusion in our consolidated financial statements.
The table below presents the effect that a 10% immediate, unfavorable change in the foreign currency exchange rates (i.e. strengthening of the U.S. dollar) would have on the fair value of our investments denominated in foreign currencies as of December 31, 2025, by foreign currency, all other valuation assumptions remaining constant. In addition, the table below presents the par value of our investments denominated in foreign currencies and the notional amount of foreign currency forward contracts in local currency in place as of December 31, 2025 to hedge against foreign currency risks. Dollar amounts are presented in thousands.

	Investments Denominated in Foreign Currencies As of December 31, 2025					Economic Hedging As of December 31, 2025
	Cost in Local Currency		Cost in US$	Fair Value	Reduction in Fair Value as of December 31, 2025 if 10% Adverse Change in Exchange Rate(1)	Net Foreign Currency Hedge Amount in Local Currency		Net Foreign Currency Hedge Amount in US$
British Pound Sterling		£70,363	$94,603	$101,311	$10,131		£3,492	$4,695
Euros		€69,910	82,033	83,600	8,360		€2,858	3,355
Norwegian Krone	NOK	212,549	21,078	21,520	2,152	NOK	208,573	20,683
Total			$197,714	$206,431	$20,643			$28,733
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
As of December 31, 2025, the net contractual amount of our foreign currency forward contracts totaled $28,733, all of which related to hedging of our foreign currency denominated debt investments. As of December 31, 2025, we had outstanding borrowings denominated in foreign currencies of €80,600 and £71,500 under our Senior Secured Revolving Credit Facility.

Item 8.    Financial Statements and Supplementary Data.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. In connection with the preparation of our annual financial statements, management has conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013 (“COSO”). Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls. Based on this evaluation, we have concluded that, as of December 31, 2025, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Trustees of KKR FS Income Trust
Opinion on the Financial Statements and Financial Highlights
We have audited the accompanying consolidated statements of assets and liabilities of KKR FS Income Trust and subsidiaries (the “Company”), including the consolidated schedules of investments as of December 31, 2025 and 2024, the related consolidated statements of operations, changes in net assets, and cash flows for each of the three years in the period ended December 31, 2025, the financial highlights for each of the three years in the period ended December 31, 2025 and for the period July 25, 2022 (commencement of operations) through December 31, 2022, and the related notes. In our opinion, the financial statements and financial highlights present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations, changes in net assets, and cash flows for each of the three years in the period ended December 31, 2025, and the financial highlights for each of the three years in the period ended December 31, 2025 and for the period July 25, 2022 (commencement of operations) through December 31, 2022 in conformity with accounting principles generally accepted in the United States of America.
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
Our audits included performing procedures to assess the risks of material misstatement of the financial statements and financial highlights, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements and financial highlights. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and financial highlights. Our procedures included confirmation of investments owned as of December 31, 2025 and 2024, by correspondence with the custodian, loan agents, and borrowers; when replies were not received, we performed other auditing procedures. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP
San Francisco, California
March 12, 2026
We have served as the auditor of one or more investment companies within the group of investment companies since 2019.

KKR FS Income Trust
Consolidated Statements of Assets and Liabilities
(dollar amounts in thousands, except per share amounts, unless otherwise noted)

	December 31, 2025	December 31, 2024
Assets
Investments, at fair value
Non-controlled/unaffiliated investments (amortized cost—$2,540,429 and $1,027,138, respectively)	$2,567,525	$1,037,289
Non-controlled/affiliated investments (amortized cost—$13,502 and $8,095, respectively)	14,032	8,841
Controlled/affiliated investments (amortized cost—$42,993 and $17,630, respectively)	43,538	17,943
Total investments, at fair value (amortized cost—$2,596,924 and $1,052,863, respectively)	2,625,095	1,064,073
Cash and cash equivalents(1)	98,224	19,277
Foreign currency (amortized cost—$1,028 and $424, respectively)	1,028	416
Receivable for investments sold and repaid	1,969	216
Income receivable	12,582	10,401
Unrealized appreciation on foreign currency forward contracts	321	200
Deferred financing costs, net	9,808	3,659
Prepaid expenses and other assets	2,062	254
Total assets	$2,751,089	$1,098,496

Liabilities
Payable for investments purchased	$41,845	$23,746
Debt(2)	1,134,208	229,355
Unrealized depreciation on foreign currency forward contracts	208	—
Shareholders’ distributions payable	11,663	9,818
Organizational and offering costs payable	—	103
Management fees payable	4,630	—
Subordinated income incentive fees payable(3)	4,370	—
Accrued capital gains incentive fee(3)	2,947	1,467
Administrative services expense payable	378	365
Accrued accounting and administrative fees	252	83
Interest payable	7,452	3,150
Other accrued expenses and liabilities	975	1,167
Total liabilities	1,208,928	269,254
Commitments and contingencies(4)

Shareholders’ equity
Common Shares, $0.01 par value, unlimited shares authorized, 51,837,481 and 28,051,771 Class I shares issued and outstanding, respectively	518	281
Capital in excess of par value	1,522,370	815,969
Retained earnings (accumulated deficit)	19,273	12,992
Total shareholders’ equity	1,542,161	829,242
Total liabilities and shareholders’ equity	$2,751,089	$1,098,496
Net asset value per share of common shares at period end	$29.75	$29.56
_______________
(1)Includes $50,527 of cash equivalents invested in money market accounts as of December 31, 2025.
(2)See Note 9 for a discussion of the Company’s financing arrangements.
(3)See Note 2 and 4 for a discussion of the methodology employed by the Company in calculating the subordinated income incentive fees and capital gains incentive fees.
(4)See Note 10 for a discussion of the Company’s commitments and contingencies.
See notes to consolidated financial statements.

KKR FS Income Trust
Consolidated Statements of Operations
(dollar amounts in thousands, except per share amounts, unless otherwise noted)

	Year Ended December 31,
	2025	2024	2023
Investment income
From non-controlled/unaffiliated investments:
Interest income	$153,129	$65,517	$11,183
Paid-in-kind interest income	4,945	1,903	25
Fee income	8,519	6,737	2,354
Dividend and other income	2,297	1,707	154
From non-controlled/affiliated investments:
Interest income	94	111	—
Paid-in-kind interest income	408	190	—
Fee income	185	8	—
Dividend and other income	455	—	—
From controlled/affiliated investments:
Interest income	1,522	325	—
Fee income	24	—	—
Dividend and other income	1,325	173	28
Total investment income	172,903	76,671	13,744

Operating expenses
Management fees	14,697	5,659	1,345
Subordinated income incentive fees(1)	15,511	6,855	1,218
Capital gains incentive fees(1)	1,481	1,076	390
Interest expense(2)	36,473	13,793	1,115
Administrative services expense	3,033	1,902	895
Accounting and administrative fees	618	265	59
Organizational and offering costs	440	2,711	—
Insurance expense	120	156	389
Audit expense	783	584	534
Other general and administrative expenses	2,716	1,642	391
Total operating expenses	75,872	34,643	6,336
Management and incentive fee waivers	(21,208)	(12,514)	(2,563)
Expense waiver(3)	—	—	(147)
Recoupment of previously waived expenses(3)	—	436	—
Net expenses	54,664	22,565	3,626
Net investment income before taxes	118,239	54,106	10,118
Excise taxes	—	234	73
Net investment income	118,239	53,872	10,045

Realized and unrealized gain/loss
Net realized gain (loss) on investments:
Non-controlled/unaffiliated investments	1,083	73	12
Net realized gain (loss) on foreign currency forward contracts	(202)	(36)	—
Net realized gain (loss) on foreign currency	(749)	(152)	10
Net change in unrealized appreciation (depreciation) on investments:
Non-controlled/unaffiliated investments	16,945	6,761	3,386
Non-controlled/affiliated investments	(216)	746	—
Controlled/affiliated investments	232	234	79
Net change in unrealized appreciation (depreciation) on foreign currency forward contracts	(87)	200	—
Net change in unrealized gain (loss) on foreign currency	(5,160)	785	(202)
Total net realized and unrealized gain (loss)	11,846	8,611	3,285
Net increase (decrease) in net assets resulting from operations	$130,085	$62,483	$13,330
See notes to consolidated financial statements.

KKR FS Income Trust
Consolidated Statements of Operations (continued)
(dollar amounts in thousands, except per share amounts, unless otherwise noted)

	Year Ended December 31,
	2025	2024	2023
Per share information—basic and diluted
Net increase (decrease) in net assets resulting from operations (Earnings (Losses) per Share)	$3.20	$3.86	$3.62
Weighted average shares outstanding	40,608,320	16,158,361	3,667,293
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

KKR FS Income Trust
Consolidated Statements of Changes in Net Assets
(dollar amounts in thousands unless otherwise noted)

	Year Ended December 31,
	2025	2024	2023
Operations
Net investment income (loss)	$118,239	$53,872	$10,045
Net realized gain (loss) on investments, foreign currency forward contracts and foreign currency	132	(115)	22
Net change in unrealized appreciation (depreciation) on investments and foreign currency forward contracts	16,874	7,941	3,465
Net change in unrealized gain (loss) on foreign currency	(5,160)	785	(202)
Net increase (decrease) in net assets resulting from operations	130,085	62,483	13,330

Shareholder distributions(1)
Distributions from net investment income to common shareholders	(123,856)	(54,621)	(8,119)
Distributions from net investment income to preferred shareholders	—	(108)	(46)
Net decrease in net assets resulting from shareholder distributions	(123,856)	(54,729)	(8,165)

Capital transactions(2)
Issuance of common shares	691,175	573,230	231,500
Reinvestment of shareholder distributions	23,829	4,364	—
Repurchases of common shares	(8,314)	—	—
Net increase (decrease) in net assets resulting from capital share transactions	706,690	577,594	231,500
Total increase (decrease) in net assets	712,919	585,348	236,665
Net assets at beginning of year	829,242	243,894	7,229
Net assets at end of year	$1,542,161	$829,242	$243,894
_______________
(1)See Note 5 for a discussion of the sources of distributions paid by the Company.
(2)See Note 3 for a discussion of the Company’s capital share transactions.
See notes to consolidated financial statements.

KKR FS Income Trust
Consolidated Statements of Cash Flows
(dollar amounts in thousands unless otherwise noted)

	Year Ended December 31,
	2025	2024	2023
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$130,085	$62,483	$13,330
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of investments	(1,879,607)	(874,692)	(261,461)
Paid-in-kind interest	(5,353)	(2,093)	(25)
Proceeds from sales and repayments of investments	345,543	85,572	8,298
Net realized (gain) loss on investments	(1,083)	(73)	(12)
Net change in unrealized (appreciation) depreciation on investments	(16,961)	(7,741)	(3,465)
Net change in unrealized (appreciation) depreciation on foreign currency forward contracts	87	(200)	—
Net change in unrealized gain (loss) on foreign currency	5,160	(802)	166
Accretion of discount	(4,347)	(1,116)	(563)
Amortization of deferred financing costs	1,742	1,015	256
(Increase) decrease in receivable for investments sold and repaid	(1,753)	(6)	(210)
(Increase) decrease in income receivable	(1,395)	(7,197)	(3,142)
(Increase) decrease in expense support receivable	—	436	(147)
(Increase) decrease in prepaid expenses and other assets	(1,808)	(70)	(131)
Increase (decrease) in payable for investments purchased	18,099	15,346	8,400
Increase (decrease) in organizational and offering costs payable	(103)	103	—
Increase (decrease) in management fees payable	4,630	—	—
Increase (decrease) in subordinated income incentive fees payable	4,370	—	—
Increase (decrease) in accrued capital gains incentive fee	1,480	1,077	390
Increase (decrease) in administrative services expense payable	13	191	174
Increase (decrease) in accrued accounting and administrative fees	169	40	40
Increase (decrease) in interest payable	4,302	2,705	445
Increase (decrease) in other accrued expenses and liabilities	(192)	553	275
Net cash provided by (used in) operating activities	(1,396,922)	(724,469)	(237,382)
Cash flows from financing activities
Issuance of common shares	691,175	573,230	231,500
Issuance of preferred shares	—	—	515
Repurchases of common shares	(8,314)	—	—
Redemption of preferred shares	—	(567)	—
Distributions to common shareholders	(98,182)	(42,469)	(6,089)
Distributions to preferred shareholders	—	(56)	(46)
Borrowings under financing arrangements	1,402,498	591,808	119,031
Repayments under financing arrangements	(502,848)	(455,882)	(24,966)
Deferred financing costs paid	(7,891)	(893)	(4,037)
Net cash provided by (used in) financing activities	1,476,438	665,171	315,908
Effect of exchange rate changes on cash	43	—	—
Total increase (decrease) in cash	79,559	(59,298)	78,526
Cash, cash equivalents and foreign currency at beginning of year	19,693	78,991	465
Cash, cash equivalents and foreign currency at end of year	$99,252	$19,693	$78,991
Supplemental disclosure
Reinvestment of shareholder distributions	$23,829	$4,364	—
Federal income taxes paid during the year	$7	$7	—
Interest paid during the year	$30,429	$10,073	$414
See notes to consolidated financial statements.

KKR FS Income Trust
Consolidated Schedule of Investments
As of December 31, 2025
(dollar amounts in thousands, except per share amounts, unless otherwise noted)

Portfolio Company(a)	Footnotes	Industry	Rate(b)					Floor(b)	Maturity	Principal Amount(c)/Shares	Amortized Cost	Fair Value(d)
Senior Secured Loans—First Lien—127.4%
Advanced Dermatology & Cosmetic Surgery	(f)	Health Care Equipment & Services	SF	+	6.3%			1.0%	05/27	$816	$816	$816
Affordable Care Inc	(f)	Health Care Equipment & Services	SF	+	6.0%	(3.3% PIK	/ 3.3% PIK)	0.8%	08/28	1,713	1,713	1,597
AGS Health LLC	(f)	Software & Services	SF	+	4.5%			0.5%	08/32	4,873	4,862	4,873
AGS Health LLC	(i)	Software & Services	SF	+	4.5%			0.5%	08/32	1,679	1,679	1,679
AGS Health LLC	(i)	Software & Services	SF	+	4.5%			0.5%	08/32	596	596	596
A-Lign Assurance LLC	(f)	Software & Services	SF	+	4.5%	(0.0% PIK	/ 3.0% PIK)	0.8%	08/32	11,232	11,124	11,123
A-Lign Assurance LLC	(i)	Software & Services	SF	+	4.5%	(0.0% PIK	/ 3.0% PIK)	0.8%	08/32	3,303	3,287	3,271
A-Lign Assurance LLC	(i)	Software & Services	SF	+	4.5%			0.8%	08/32	1,586	1,570	1,570
Amerivet Partners Management Inc	(f)	Health Care Equipment & Services	SF	+	5.5%			0.8%	02/28	3,266	3,266	3,199
Apex Service Partners LLC	(f)	Commercial & Professional Services	SF	+	5.0%			1.0%	10/29	984	955	984
Apex Service Partners LLC	(f)	Commercial & Professional Services	SF	+	5.0%			1.0%	10/30	2,557	2,544	2,582
Apex Service Partners LLC	(f)(g)(h)	Commercial & Professional Services	SF	+	5.0%			1.0%	10/30	54,754	54,166	55,302
Apex Service Partners LLC	(i)	Commercial & Professional Services	SF	+	5.0%			1.0%	10/29	2,767	2,767	2,767
Arcfield Acquisition Corp	(g)	Capital Goods	SF	+	5.0%			0.5%	10/31	17,234	17,234	17,234
Arcfield Acquisition Corp	(i)	Capital Goods	SF	+	5.0%			0.5%	10/31	2,780	2,780	2,780
Arcwood Environmental (fka Heritage Environmental Services Inc)	(g)(h)	Commercial & Professional Services	SF	+	5.3%			0.8%	01/31	19,703	19,586	19,703
Arcwood Environmental (fka Heritage Environmental Services Inc)	(f)(g)	Commercial & Professional Services	SF	+	5.0%			0.8%	01/31	3,607	3,605	3,607
Arcwood Environmental (fka Heritage Environmental Services Inc)	(i)	Commercial & Professional Services	SF	+	5.3%			0.8%	01/30	2,797	2,797	2,797
Area Wide Protective Inc	(f)(g)	Commercial & Professional Services	SF	+	4.5%			1.0%	12/30	5,289	5,254	5,289
Area Wide Protective Inc	(i)	Commercial & Professional Services	SF	+	4.5%			1.0%	12/30	2,769	2,769	2,769
Avetta LLC	(h)	Software & Services	SF	+	4.2%	(0.0% PIK	/ 2.6% PIK)	0.5%	07/31	6,557	6,502	6,557
Avetta LLC	(i)	Software & Services	SF	+	4.2%			0.5%	07/30	780	780	780
Avetta LLC	(i)	Software & Services	SF	+	4.3%			0.5%	07/30	367	367	367
Avetta LLC	(i)	Software & Services	SF	+	4.2%	(0.0% PIK	/ 2.6% PIK)	0.5%	07/31	1,605	1,605	1,605
BCA Marketplace Ltd	(f)(k)	Commercial & Professional Services	SA	+	6.3%	(0.0% PIK	/ 2.5% PIK)	0.0%	03/31	£9,211	11,734	12,249
BCA Marketplace Ltd	(f)(k)	Commercial & Professional Services	E	+	6.3%	(0.0% PIK	/ 2.5% PIK)	0.0%	04/31	€3,808	4,066	4,419
BDO USA PA	(g)	Commercial & Professional Services	SF	+	5.0%			2.0%	08/28	$16,671	16,493	16,671
BDO USA PA	(f)	Commercial & Professional Services	SF	+	4.5%			2.0%	08/28	981	972	981
BGB Group LLC	(g)(h)	Media & Entertainment	SF	+	5.3%			1.0%	02/30	26,365	26,365	26,365
BGB Group LLC	(i)	Media & Entertainment	SF	+	5.3%			1.0%	02/30	2,185	2,185	2,185
BGB Group LLC	(i)	Media & Entertainment	SF	+	5.3%			1.0%	02/30	3,278	3,278	3,278
Bonterra LLC	(f)(g)(h)	Software & Services	SF	+	4.8%			0.8%	03/32	39,735	39,551	39,735
Bonterra LLC	(f)	Software & Services	SF	+	4.8%			0.8%	03/32	584	580	584
See notes to consolidated financial statements.

KKR FS Income Trust
Consolidated Schedule of Investments (continued)
As of December 31, 2025
(dollar amounts in thousands, except per share amounts, unless otherwise noted)

Portfolio Company(a)	Footnotes	Industry	Rate(b)					Floor(b)	Maturity	Principal Amount(c)/Shares	Amortized Cost	Fair Value(d)
Bonterra LLC	(f)	Software & Services	SF	+	5.0%			0.8%	03/32	$313	$307	$313
Bonterra LLC	(i)	Software & Services	SF	+	4.8%			0.8%	03/32	3,310	3,310	3,310
Bonterra LLC	(i)	Software & Services	SF	+	5.0%			0.8%	03/32	890	890	890
Cadence Education LLC	(h)	Consumer Services	SF	+	5.0%			0.8%	05/31	9,090	9,053	9,106
Cadence Education LLC	(f)	Consumer Services	SF	+	5.0%			0.8%	05/31	1,714	1,712	1,718
Cadence Education LLC	(i)	Consumer Services	SF	+	5.0%			0.8%	05/30	1,414	1,412	1,414
Cadence Education LLC	(i)	Consumer Services	SF	+	5.0%			0.8%	05/31	672	672	673
Cambrex Corp	(f)	Pharmaceuticals, Biotechnology & Life Sciences	SF	+	4.5%	(0.0% PIK	/ 2.8% PIK)	0.8%	03/32	14,435	14,371	14,579
Cambrex Corp	(f)	Pharmaceuticals, Biotechnology & Life Sciences	SF	+	4.5%			0.8%	03/32	108	108	108
Cambrex Corp	(i)	Pharmaceuticals, Biotechnology & Life Sciences	SF	+	4.5%			0.8%	03/32	1,782	1,782	1,782
Cambrex Corp	(i)	Pharmaceuticals, Biotechnology & Life Sciences	SF	+	4.5%	(0.0% PIK	/ 2.3% PIK)	0.8%	03/32	2,160	2,160	2,181
Cambrex Corp	(i)	Pharmaceuticals, Biotechnology & Life Sciences	SF	+	4.5%	(0.0% PIK	/ 2.4% PIK)	0.8%	03/32	11,348	11,348	11,461
Carrier Fire Protection	(f)	Commercial & Professional Services	SF	+	4.5%			0.5%	07/30	476	469	476
Carrier Fire Protection	(f)(h)	Commercial & Professional Services	SF	+	4.5%	(0.0% PIK	/ 2.0% PIK)	0.5%	07/31	8,105	8,034	8,186
Carrier Fire Protection	(f)	Commercial & Professional Services	E	+	4.5%	(0.0% PIK	/ 2.0% PIK)	0.5%	07/31	€1,915	2,072	2,269
Carrier Fire Protection	(f)	Commercial & Professional Services	E	+	5.0%			0.5%	07/31	143	160	167
Carrier Fire Protection	(i)	Commercial & Professional Services	SF	+	4.5%			0.5%	07/30	$1,316	1,316	1,316
Carrier Fire Protection	(i)	Commercial & Professional Services	SF	+	4.5%	(0.0% PIK	/ 2.0% PIK)	0.5%	07/31	1,656	1,656	1,673
Carrier Fire Protection	(i)	Commercial & Professional Services	E	+	5.0%			0.5%	07/31	€115	120	120
Circana Group (f.k.a. NPD Group)	(f)	Consumer Services	SF	+	4.3%			0.8%	12/29	$9,812	9,812	9,910
Circana Group (f.k.a. NPD Group)	(i)	Consumer Services	SF	+	4.5%			0.8%	12/28	718	718	718
Clarience Technologies LLC	(f)(g)(h)	Capital Goods	SF	+	4.8%	(0.0% PIK	/ 3.1% PIK)	0.8%	02/32	48,034	48,066	48,178
Clarience Technologies LLC	(f)	Capital Goods	SF	+	4.8%			0.8%	02/32	938	940	941
Clarience Technologies LLC	(i)	Capital Goods	SF	+	4.8%			0.8%	02/31	4,478	4,483	4,478
Clarience Technologies LLC	(i)	Capital Goods	SF	+	4.8%	(0.0% PIK	/ 3.1% PIK)	0.8%	02/32	9,923	9,920	9,953
Clarience Technologies LLC	(i)	Capital Goods	SF	+	4.8%			0.8%	02/32	672	672	674
CLEAResult Consulting Inc	(g)	Commercial & Professional Services	SF	+	4.8%	(0.0% PIK	/ 2.5% PIK)	0.8%	08/31	12,368	12,263	12,492
CLEAResult Consulting Inc	(i)	Commercial & Professional Services	SF	+	4.8%	(0.0% PIK	/ 2.4% PIK)	0.8%	08/31	3,123	3,108	3,155
CLEAResult Consulting Inc	(i)	Commercial & Professional Services	SF	+	4.8%			0.8%	08/31	2,082	2,065	2,082
ClubCorp Club Operations Inc	(f)	Consumer Services	SF	+	5.0%			1.0%	07/32	18,915	18,783	18,956
ClubCorp Club Operations Inc	(i)	Consumer Services	SF	+	5.0%			1.0%	07/31	2,061	2,061	2,061
ClubCorp Club Operations Inc	(i)	Consumer Services	SF	+	5.0%			1.0%	07/32	1,237	1,237	1,239
Com Laude Group Ltd	(g)(h)(k)	Software & Services	SF	+	5.0%			0.8%	12/32	21,851	21,742	21,742
See notes to consolidated financial statements.

KKR FS Income Trust
Consolidated Schedule of Investments (continued)
As of December 31, 2025
(dollar amounts in thousands, except per share amounts, unless otherwise noted)

Portfolio Company(a)	Footnotes	Industry	Rate(b)					Floor(b)	Maturity	Principal Amount(c)/Shares	Amortized Cost	Fair Value(d)
Com Laude Group Ltd	(i)(k)	Software & Services	SF	+	5.0%			0.8%	12/32	$4,284	$4,263	$4,263
Com Laude Group Ltd	(i)(k)	Software & Services	SF	+	5.0%			0.8%	12/32	1,714	1,714	1,714
Community Brands Inc	(f)	Software & Services	SF	+	5.3%			0.8%	07/31	59	59	59
Community Brands Inc	(f)(g)	Software & Services	SF	+	5.3%			0.8%	07/31	10,141	10,093	10,242
Community Brands Inc	(i)	Software & Services	SF	+	5.3%			0.8%	07/31	873	873	873
Community Brands Inc	(i)	Software & Services	SF	+	5.3%			0.8%	07/31	1,640	1,640	1,657
CPM Holdings Inc	(e)(f)	Capital Goods	SF	+	4.5%			0.5%	09/28	24,877	24,487	24,794
CSafe Global	(f)(g)(h)	Transportation	SF	+	5.8%			0.8%	12/28	29,417	29,422	29,418
CSafe Global	(f)	Transportation	SA	+	5.8%			0.8%	12/28	£3,819	4,824	5,135
CSafe Global	(f)	Transportation	SF	+	5.8%			0.8%	03/29	$576	578	576
CSafe Global	(i)	Transportation	SF	+	5.8%			0.8%	03/29	2,303	2,303	2,303
Dental365 LLC	(f)	Health Care Equipment & Services	SF	+	5.0%			0.8%	05/28	222	222	222
Dental365 LLC	(f)(g)	Health Care Equipment & Services	SF	+	5.0%			0.8%	08/28	13,064	13,064	13,064
Dental365 LLC	(f)	Health Care Equipment & Services	SF	+	5.0%			0.8%	08/28	5,965	5,965	5,965
Dental365 LLC	(i)	Health Care Equipment & Services	SF	+	5.0%			0.8%	05/28	1,995	1,995	1,995
Dental365 LLC	(i)	Health Care Equipment & Services	SF	+	5.0%			0.8%	08/28	4,271	4,271	4,271
DOXA Insurance Holdings LLC	(f)	Insurance	SF	+	4.5%			0.8%	12/29	148	148	148
DOXA Insurance Holdings LLC	(f)(h)	Insurance	SF	+	4.5%			0.8%	12/30	11,166	11,123	11,166
DOXA Insurance Holdings LLC	(i)	Insurance	SF	+	4.5%			0.8%	12/29	1,085	1,085	1,085
DOXA Insurance Holdings LLC	(i)	Insurance	SF	+	4.5%			0.8%	12/30	696	696	696
DuBois Chemicals Inc	(f)(g)	Materials	SF	+	5.0%			0.8%	06/31	14,303	14,250	14,402
DuBois Chemicals Inc	(i)	Materials	SF	+	5.0%			0.8%	06/31	2,138	2,138	2,138
DuBois Chemicals Inc	(i)	Materials	SF	+	5.0%			0.8%	06/31	621	621	625
Eagle Railcar Services Roscoe Inc	(h)	Transportation	SF	+	4.5%			0.5%	06/32	9,614	9,592	9,681
Eagle Railcar Services Roscoe Inc	(i)	Transportation	SF	+	4.5%			0.5%	06/32	1,807	1,807	1,807
Eagle Railcar Services Roscoe Inc	(i)	Transportation	SF	+	4.5%			1.0%	06/32	2,008	2,008	2,022
Excelitas Technologies Corp	(f)	Technology Hardware & Equipment	SF	+	5.3%			0.8%	08/29	264	266	264
Flexera Software LLC	(g)(h)	Software & Services	SF	+	4.5%	(0.0% PIK	/ 2.5% PIK)	0.5%	08/32	37,266	37,244	37,234
Flexera Software LLC	(f)	Software & Services	E	+	4.5%	(0.0% PIK	/ 2.5% PIK)	0.5%	08/32	€11,246	13,135	13,185
Flexera Software LLC	(i)	Software & Services	SF	+	4.5%			0.5%	08/32	$3,023	3,024	3,020
Follett Software Co	(h)	Software & Services	SF	+	4.5%			0.5%	08/31	9,885	9,885	9,983
Follett Software Co	(i)	Software & Services	SF	+	4.5%			0.5%	08/30	925	925	925
Frontline Road Safety LLC	(f)(g)	Capital Goods	SF	+	4.8%	(2.0% PIK	/ 2.0% PIK)	0.0%	03/32	24,719	24,609	24,826
Frontline Road Safety LLC	(f)	Capital Goods	SF	+	4.8%	(2.0% PIK	/ 2.0% PIK)	0.0%	03/32	7,253	7,218	7,284
Frontline Road Safety LLC	(f)	Capital Goods	SF	+	4.8%	(2.0% PIK	/ 2.0% PIK)	0.0%	03/32	8,755	8,747	8,793
Frontline Road Safety LLC	(f)	Capital Goods	SF	+	4.8%	(0.0% PIK	/ 2.3% PIK)	0.0%	03/32	261	261	262
See notes to consolidated financial statements.

KKR FS Income Trust
Consolidated Schedule of Investments (continued)
As of December 31, 2025
(dollar amounts in thousands, except per share amounts, unless otherwise noted)

Portfolio Company(a)	Footnotes	Industry	Rate(b)					Floor(b)	Maturity	Principal Amount(c)/Shares	Amortized Cost	Fair Value(d)
Frontline Road Safety LLC	(i)	Capital Goods	SF	+	4.8%			0.0%	03/32	$4,151	$4,151	$4,151
Frontline Road Safety LLC	(i)	Capital Goods	SF	+	4.8%	(0.0% PIK	/ 2.3% PIK)	0.0%	03/32	408	408	410
Galway Partners Holdings LLC	(f)	Insurance	SF	+	4.5%			0.8%	09/28	161	161	161
Galway Partners Holdings LLC	(h)	Insurance	SF	+	4.5%			0.8%	09/28	7,996	7,996	7,996
Galway Partners Holdings LLC	(i)	Insurance	SF	+	4.5%			0.8%	09/28	757	757	757
Gigamon Inc	(f)	Software & Services	SF	+	5.8%			0.8%	03/29	816	816	800
Granicus Inc	(f)	Software & Services	SF	+	5.8%	(2.3% PIK	/ 2.3% PIK)	0.8%	01/31	331	329	331
Granicus Inc	(f)	Software & Services	SF	+	5.3%	(2.3% PIK	/ 2.3% PIK)	0.8%	01/31	4,263	4,263	4,263
Granicus Inc	(i)	Software & Services	SF	+	5.3%			0.8%	01/31	46	46	46
Granicus Inc	(i)	Software & Services	SF	+	5.3%	(2.3% PIK	/ 2.3% PIK)	0.8%	01/31	636	636	636
Hexion International Cooperatief UA	(e)(f)	Materials	SF	+	4.0%			0.5%	03/29	3,982	3,885	3,850
Higginbotham Insurance Agency Inc	(g)(h)	Insurance	SF	+	4.5%			1.0%	06/31	24,817	24,817	24,846
Higginbotham Insurance Agency Inc	(i)	Insurance	SF	+	4.5%			1.0%	06/31	4,233	4,233	4,238
Highgate Hotels Inc	(g)	Consumer Services	SF	+	5.5%			1.0%	11/29	12,482	12,364	12,482
Highgate Hotels Inc	(i)	Consumer Services	SF	+	5.5%			1.0%	11/29	1,592	1,580	1,592
Highgate Hotels Inc	(i)	Consumer Services	SF	+	5.5%			1.0%	11/29	3,206	3,206	3,270
Homrich & Berg Inc	(f)	Financial Services	SF	+	4.8%			0.8%	08/31	1,038	1,038	1,038
Homrich & Berg Inc	(g)(h)	Financial Services	SF	+	4.8%			0.8%	11/31	17,165	17,148	17,199
Homrich & Berg Inc	(i)	Financial Services	SF	+	4.8%			0.8%	08/31	849	849	849
Horizon CTS Buyer LLC	(f)(h)	Capital Goods	SF	+	4.8%	(0.0% PIK	/ 2.4% PIK)	0.8%	03/32	14,437	14,383	14,422
Horizon CTS Buyer LLC	(f)	Capital Goods	SF	+	4.8%			0.8%	03/32	1,132	1,132	1,131
Horizon CTS Buyer LLC	(g)	Capital Goods	SF	+	4.8%	(0.0% PIK	/ 2.9% PIK)	0.8%	03/32	17,059	17,059	17,042
Horizon CTS Buyer LLC	(i)	Capital Goods	SF	+	4.8%			0.8%	03/32	5,300	5,300	5,294
Horizon CTS Buyer LLC	(i)	Capital Goods	SF	+	4.8%	(0.0% PIK	/ 2.9% PIK)	0.8%	03/32	7,108	7,108	7,101
Inhabit IQ	(g)	Software & Services	SF	+	4.5%	(0.0% PIK	/ 2.3% PIK)	0.8%	01/32	4,270	4,261	4,313
Inhabit IQ	(i)	Software & Services	SF	+	4.5%	(0.0% PIK	/ 2.3% PIK)	0.8%	01/32	1,192	1,192	1,204
Inhabit IQ	(i)	Software & Services	SF	+	4.5%			0.8%	01/32	745	745	753
Insightsoftware.Com Inc	(f)	Software & Services	SF	+	5.3%			0.8%	05/28	467	467	467
Insightsoftware.Com Inc	(f)	Software & Services	SF	+	5.3%			1.0%	05/28	329	329	329
Insightsoftware.Com Inc	(f)	Software & Services	SF	+	5.3%			1.0%	05/28	7,094	7,094	7,094
Insightsoftware.Com Inc	(i)	Software & Services	SF	+	5.3%			0.8%	05/28	4,805	4,805	4,805
Insightsoftware.Com Inc	(i)	Software & Services	SF	+	5.3%			1.0%	05/28	560	560	560
Integrated Power Services LLC	(g)	Commercial & Professional Services	SF	+	4.8%			0.8%	11/28	15,239	15,239	15,239
Integrity Marketing Group LLC	(f)(g)(h)	Insurance	SF	+	5.0%			0.8%	08/28	43,721	43,619	43,721
Integrity Marketing Group LLC	(i)	Insurance	SF	+	5.0%			0.8%	08/28	6,058	6,056	6,058
Integrity Marketing Group LLC	(i)	Insurance	SF	+	5.0%			0.8%	08/28	7,588	7,613	7,588
See notes to consolidated financial statements.

KKR FS Income Trust
Consolidated Schedule of Investments (continued)
As of December 31, 2025
(dollar amounts in thousands, except per share amounts, unless otherwise noted)

Portfolio Company(a)	Footnotes	Industry	Rate(b)					Floor(b)	Maturity	Principal Amount(c)/Shares	Amortized Cost	Fair Value(d)
IntraFi Network LLC	(e)(f)	Financial Services	SF	+	4.0%			0.0%	07/31	$9,826	$9,733	$9,767
J S Held LLC	(g)(h)	Insurance	SF	+	4.8%			1.0%	06/28	27,285	27,285	27,334
J S Held LLC	(f)	Insurance	SF	+	4.8%			1.0%	06/28	2,113	2,113	2,117
J S Held LLC	(i)	Insurance	SF	+	4.8%			1.0%	06/28	1,588	1,588	1,588
J S Held LLC	(i)	Insurance	SF	+	4.8%			1.0%	06/28	2,470	2,470	2,474
Jeppesen Holdings LLC	(g)(h)(k)	Software & Services	SF	+	4.8%	(0.0% PIK	/ 2.6% PIK)	0.5%	10/32	23,544	23,458	23,456
Jeppesen Holdings LLC	(i)(k)	Software & Services	SF	+	4.8%			0.5%	10/32	1,221	1,221	1,216
Keystone Agency Partners LLC	(f)(g)(h)	Insurance	SF	+	4.3%	(0.0% PIK	/ 2.3% PIK)	0.8%	08/32	45,378	45,159	45,153
Keystone Agency Partners LLC	(i)	Insurance	SF	+	4.5%	(0.0% PIK	/ 2.3% PIK)	0.8%	08/32	8,749	8,749	8,705
Keystone Agency Partners LLC	(i)	Insurance	SF	+	4.5%			0.8%	08/32	3,888	3,884	3,869
Lazer Logistics Inc	(f)	Transportation	SF	+	4.8%			0.8%	05/30	1,191	1,176	1,202
Lazer Logistics Inc	(f)(g)	Transportation	SF	+	4.8%			0.8%	05/30	13,626	13,501	13,762
Lazer Logistics Inc	(i)	Transportation	SF	+	4.8%			0.8%	05/29	1,244	1,233	1,244
Lazer Logistics Inc	(i)	Transportation	SF	+	4.8%			0.8%	05/30	1,667	1,667	1,683
Learning Experience Corp/The	(h)	Consumer Services	SF	+	4.8%	(0.0% PIK	/ 2.9% PIK)	0.8%	07/32	3,642	3,625	3,668
Learning Experience Corp/The	(i)	Consumer Services	SF	+	4.8%			0.8%	07/32	801	801	801
Legends Hospitality LLC	(f)	Consumer Services	SF	+	5.0%	(0.0% PIK	/ 2.5% PIK)	0.8%	08/30	653	653	653
Legends Hospitality LLC	(f)(g)(h)	Consumer Services	SF	+	5.5%	(2.8% PIK	/ 2.8% PIK)	0.8%	08/31	18,391	18,201	18,437
Legends Hospitality LLC	(i)	Consumer Services	SF	+	5.0%	(0.0% PIK	/ 2.5% PIK)	0.8%	08/30	1,357	1,357	1,357
Legends Hospitality LLC	(i)	Consumer Services	SF	+	5.5%	(2.8% PIK	/ 2.8% PIK)	0.8%	08/31	171	171	171
Lipari Foods LLC	(f)(g)	Consumer Staples Distribution & Retail	SF	+	6.5%			1.0%	10/28	16,442	16,303	15,981
Magna Legal Services LLC	(f)(g)	Commercial & Professional Services	SF	+	5.0%			0.8%	11/29	12,532	12,403	12,532
Magna Legal Services LLC	(i)	Commercial & Professional Services	SF	+	5.0%			0.8%	11/28	861	852	861
MAI Capital Management LLC	(f)(h)	Financial Services	SF	+	4.8%	(0.0% PIK	/ 2.4% PIK)	0.8%	08/31	14,109	14,045	14,250
MAI Capital Management LLC	(f)	Financial Services	SF	+	4.8%			0.8%	08/31	460	460	460
MAI Capital Management LLC	(f)	Financial Services	SF	+	4.8%	(0.0% PIK	/ 2.9% PIK)	0.8%	08/31	3,336	3,336	3,369
MAI Capital Management LLC	(i)	Financial Services	SF	+	4.8%			0.8%	08/31	2,026	2,026	2,026
MAI Capital Management LLC	(i)	Financial Services	SF	+	4.8%	(0.0% PIK	/ 2.9% PIK)	0.8%	08/31	2,881	2,881	2,909
MB2 Dental Solutions LLC	(f)(g)	Health Care Equipment & Services	SF	+	5.5%			0.8%	02/31	23,925	23,695	24,164
MB2 Dental Solutions LLC	(f)	Health Care Equipment & Services	SF	+	5.5%			0.8%	02/31	342	323	342
MB2 Dental Solutions LLC	(i)	Health Care Equipment & Services	SF	+	5.5%			0.8%	02/31	3,050	3,050	3,080
MB2 Dental Solutions LLC	(i)	Health Care Equipment & Services	SF	+	5.5%			0.8%	02/31	1,559	1,559	1,559
Med-Metrix	(g)(h)	Software & Services	SF	+	4.8%	(0.0% PIK	/ 2.9% PIK)	0.8%	07/32	24,215	24,101	24,270
Med-Metrix	(i)	Software & Services	SF	+	4.8%	(0.0% PIK	/ 2.9% PIK)	0.8%	07/32	10,072	10,072	10,095
Med-Metrix	(i)	Software & Services	SF	+	4.8%			0.8%	07/32	4,286	4,286	4,286
Mercer Advisors Inc	(f)(g)	Financial Services	SF	+	4.5%			0.8%	10/30	17,743	17,699	17,743
See notes to consolidated financial statements.

KKR FS Income Trust
Consolidated Schedule of Investments (continued)
As of December 31, 2025
(dollar amounts in thousands, except per share amounts, unless otherwise noted)

Portfolio Company(a)	Footnotes	Industry	Rate(b)					Floor(b)	Maturity	Principal Amount(c)/Shares	Amortized Cost	Fair Value(d)
Mercer Advisors Inc	(i)	Financial Services	SF	+	4.5%			0.8%	10/30	$16,755	$16,755	$16,755
Milano Acquisition Corp	(e)(f)	Health Care Equipment & Services	SF	+	4.0%			0.8%	10/27	25,912	25,081	25,504
Misys Ltd	(e)(f)(k)	Software & Services	SF	+	4.0%			0.0%	09/32	27,489	27,225	26,962
Model N Inc	(g)	Software & Services	SF	+	4.8%	(0.0% PIK	/ 3.0% PIK)	0.8%	06/31	12,891	12,847	13,020
Model N Inc	(i)	Software & Services	SF	+	4.8%	(0.0% PIK	/ 3.0% PIK)	0.8%	06/31	2,664	2,664	2,691
Model N Inc	(i)	Software & Services	SF	+	4.8%			0.8%	06/31	1,421	1,421	1,421
NAVEX Global Inc	(f)	Software & Services	SF	+	5.0%	(0.0% PIK	/ 3.0% PIK)	0.8%	10/32	15,054	14,981	15,010
NAVEX Global Inc	(i)	Software & Services	SA	+	5.0%			0.8%	10/31	326	326	325
NAVEX Global Inc	(i)	Software & Services	SF	+	5.0%	(0.0% PIK	/ 3.0% PIK)	0.8%	10/32	6,900	6,883	6,879
NeoGov Newt Holdco Inc	(h)	Software & Services	SF	+	4.5%	(0.0% PIK	/ 2.8% PIK)	0.5%	09/32	15,057	15,003	14,995
NeoGov Newt Holdco Inc	(i)	Software & Services	SA	+	4.5%			0.5%	09/32	821	821	818
NeoGov Newt Holdco Inc	(i)	Software & Services	SF	+	4.5%			0.5%	09/32	1,825	1,825	1,818
NeoGov Newt Holdco Inc	(i)	Software & Services	SF	+	4.5%	(0.0% PIK	/ 2.8% PIK)	0.5%	09/32	3,650	3,650	3,635
Netsmart Technologies Inc	(f)(g)(h)	Health Care Equipment & Services	SF	+	5.2%	(2.7% PIK	/ 2.7% PIK)	0.8%	08/31	36,773	36,640	36,773
Netsmart Technologies Inc	(i)	Health Care Equipment & Services	SF	+	5.0%	(2.5% PIK	/ 2.5% PIK)	0.8%	08/31	4,258	4,236	4,258
Netsmart Technologies Inc	(i)	Health Care Equipment & Services	SF	+	4.8%			0.8%	08/31	4,343	4,343	4,343
OEConnection LLC	(f)(g)(h)	Software & Services	SF	+	4.5%	(0.0% PIK	/ 2.5% PIK)	0.5%	12/32	23,608	23,512	23,844
OEConnection LLC	(i)	Software & Services	SF	+	4.5%			0.8%	11/32	1,003	1,003	1,003
OEConnection LLC	(i)	Software & Services	SF	+	4.5%	(0.0% PIK	/ 2.5% PIK)	0.8%	11/32	3,807	3,807	3,797
OEConnection LLC	(i)	Software & Services	SF	+	4.5%			0.5%	12/32	1,602	1,597	1,602
OEConnection LLC	(i)	Software & Services	SF	+	4.5%	(0.0% PIK	/ 2.5% PIK)	0.5%	12/32	1,376	1,376	1,390
Orion Services Group	(g)	Capital Goods	SF	+	4.5%	(0.0% PIK	/ 2.8% PIK)	0.8%	11/32	8,386	8,324	8,323
Orion Services Group	(i)	Capital Goods	C	+	4.5%	(0.0% PIK	/ 2.8% PIK)	0.7%	11/32	2,758	2,758	2,738
PCI Pharma Services	(f)(k)	Health Care Equipment & Services	SF	+	5.0%			0.8%	10/32	16,023	15,968	16,059
PCI Pharma Services	(f)(k)	Health Care Equipment & Services	SF	+	5.0%			0.8%	10/32	85	85	85
PCI Pharma Services	(i)(k)	Health Care Equipment & Services	SF	+	5.0%			0.8%	10/32	19,789	19,727	19,833
PCI Pharma Services	(i)(k)	Health Care Equipment & Services	SF	+	5.0%			0.8%	10/32	252	252	252
PCI Pharma Services	(i)(k)	Health Care Equipment & Services	SF	+	5.0%			0.8%	10/32	5,817	5,817	5,817
Personify Health Inc	(g)	Software & Services	SF	+	5.8%			0.8%	11/29	13,379	13,335	12,685
Pike Corp	(g)(h)	Capital Goods	SF	+	4.5%	(0.0% PIK	/ 2.5% PIK)	0.8%	12/32	20,932	20,879	20,879
Pike Corp	(i)	Capital Goods	SF	+	4.5%	(0.0% PIK	/ 2.5% PIK)	0.8%	12/32	4,550	4,539	4,539
Pike Corp	(i)	Capital Goods	SF	+	4.5%			0.8%	12/32	3,034	3,034	3,034
Precisely Software Inc	(e)(f)	Software & Services	SF	+	4.0%			0.8%	04/28	25,807	25,055	24,084
Premise Health Holding Corp	(f)	Health Care Equipment & Services	SF	+	4.8%			0.8%	11/32	3,744	3,707	3,707
Premise Health Holding Corp	(i)	Health Care Equipment & Services	SF	+	4.8%			0.8%	11/31	369	369	365
Premise Health Holding Corp	(i)	Health Care Equipment & Services	SF	+	4.8%			0.8%	11/32	1,582	1,574	1,566
See notes to consolidated financial statements.

KKR FS Income Trust
Consolidated Schedule of Investments (continued)
As of December 31, 2025
(dollar amounts in thousands, except per share amounts, unless otherwise noted)

Portfolio Company(a)	Footnotes	Industry	Rate(b)					Floor(b)	Maturity	Principal Amount(c)/Shares	Amortized Cost	Fair Value(d)
PROS Holdings Inc	(f)	Software & Services	SF	+	4.8%	(0.0% PIK	/ 2.9% PIK)	0.0%	12/32	$7,430	$7,421	$7,421
PROS Holdings Inc	(i)	Software & Services	SF	+	4.8%			0.0%	12/32	861	861	861
PSC Group	(f)	Transportation	SF	+	5.3%			0.8%	04/30	174	174	174
PSC Group	(f)	Transportation	SF	+	5.3%			0.8%	04/31	2,911	2,894	2,941
PSC Group	(i)	Transportation	SF	+	5.3%			0.8%	04/30	234	234	234
PSC Group	(i)	Transportation	SF	+	5.3%			0.8%	04/31	258	258	260
PSKW LLC (dba ConnectiveRx)	(f)(g)	Health Care Equipment & Services	SF	+	5.5%			1.0%	03/28	27,960	27,960	27,960
Radwell International LLC	(f)	Capital Goods	SF	+	5.5%			0.8%	04/29	302	273	302
Radwell International LLC	(f)(g)(h)	Capital Goods	SF	+	5.5%			0.8%	04/29	37,556	37,286	37,932
Radwell International LLC	(i)	Capital Goods	SF	+	5.5%			0.8%	04/29	1,512	1,512	1,512
Railpros Inc	(f)	Commercial & Professional Services	SF	+	4.3%			0.8%	05/32	1,169	1,169	1,169
Railpros Inc	(i)	Commercial & Professional Services	SF	+	4.3%			0.8%	05/32	361	361	361
Railpros Inc	(i)	Commercial & Professional Services	SF	+	4.3%			0.8%	05/32	180	180	180
RBmedia	(f)(j)	Media & Entertainment	SF	+	5.8%			0.8%	09/30	13,589	13,657	13,725
RBmedia	(i)(j)	Media & Entertainment	SF	+	5.8%			0.8%	08/28	1,163	1,163	1,163
Resa Power LLC	(f)(h)	Commercial & Professional Services	SF	+	4.8%	(0.0% PIK	/ 2.5% PIK)	0.8%	04/32	15,390	15,342	15,482
Resa Power LLC	(i)	Commercial & Professional Services	SF	+	4.8%	(0.0% PIK	/ 2.5% PIK)	0.8%	04/32	2,802	2,802	2,819
Resa Power LLC	(i)	Commercial & Professional Services	SF	+	4.8%			0.8%	04/32	1,975	1,975	1,975
Revere Superior Holdings Inc	(g)(j)	Software & Services	SF	+	5.0%			1.0%	10/29	2,332	2,322	2,332
Revere Superior Holdings Inc	(f)(j)	Software & Services	SF	+	5.0%			1.0%	10/29	141	138	141
Revere Superior Holdings Inc	(f)(g)(j)	Software & Services	SF	+	5.0%			1.0%	10/29	16,392	16,332	16,388
Revere Superior Holdings Inc	(i)(j)	Software & Services	SF	+	5.0%			1.0%	10/29	913	913	913
Revere Superior Holdings Inc	(i)	Software & Services	SF	+	5.0%			1.0%	10/29	238	238	238
Rialto Capital Management LLC	(g)(h)	Financial Services	SF	+	5.0%			0.8%	12/30	16,626	16,526	16,792
Rialto Capital Management LLC	(i)	Financial Services	SF	+	5.0%			0.8%	12/30	834	834	834
Rockefeller Capital Management LP	(g)(h)	Financial Services	SF	+	4.5%			0.5%	12/32	41,000	40,797	40,795
Rockefeller Capital Management LP	(i)	Financial Services	SF	+	4.5%			0.5%	12/32	4,000	4,000	3,980
SAMBA Safety Inc	(g)	Software & Services	SF	+	4.8%	(0.0% PIK	/ 2.9% PIK)	1.0%	12/32	4,976	4,964	4,964
SAMBA Safety Inc	(f)	Software & Services	SF	+	4.8%			1.0%	12/32	26	26	26
SAMBA Safety Inc	(i)	Software & Services	SF	+	4.8%			1.0%	12/32	423	423	423
SAMBA Safety Inc	(i)	Software & Services	SF	+	4.8%	(0.0% PIK	/ 2.9% PIK)	1.0%	12/32	603	603	603
Service Express Inc	(f)(h)	Commercial & Professional Services	SF	+	4.5%	(0.0% PIK	/ 2.8% PIK)	0.5%	12/32	14,306	14,249	14,449
Service Express Inc	(g)(h)	Commercial & Professional Services	SF	+	4.5%	(0.0% PIK	/ 2.8% PIK)	0.5%	12/32	21,096	21,096	21,096
Service Express Inc	(f)	Commercial & Professional Services	SF	+	4.5%			0.5%	12/32	427	427	427
Service Express Inc	(g)	Commercial & Professional Services	SF	+	4.5%			0.5%	12/32	40	40	40
Service Express Inc	(i)	Commercial & Professional Services	SF	+	4.5%	(0.0% PIK	/ 2.8% PIK)	0.5%	12/32	4,207	4,207	4,197
See notes to consolidated financial statements.

KKR FS Income Trust
Consolidated Schedule of Investments (continued)
As of December 31, 2025
(dollar amounts in thousands, except per share amounts, unless otherwise noted)

Portfolio Company(a)	Footnotes	Industry	Rate(b)					Floor(b)	Maturity	Principal Amount(c)/Shares	Amortized Cost	Fair Value(d)
Service Express Inc	(i)	Commercial & Professional Services	SF	+	4.5%			0.5%	12/32	$4,580	$4,580	$4,580
Service Logic LLC	(g)(h)	Commercial & Professional Services	SF	+	4.5%	(0.0% PIK	/ 2.3% PIK)	0.0%	12/32	19,719	19,670	19,670
Service Logic LLC	(i)	Commercial & Professional Services	SF	+	4.5%	(0.0% PIK	/ 2.3% PIK)	0.0%	12/32	5,440	5,440	5,426
Service Logic LLC	(i)	Commercial & Professional Services	SF	+	4.5%			0.0%	12/32	2,720	2,720	2,720
Shaw Development LLC	(g)(h)	Capital Goods	SF	+	6.0%			0.5%	10/29	16,952	16,788	16,768
Solera LLC	(e)(f)	Software & Services	SF	+	3.8%			0.5%	06/28	10,388	9,983	10,041
Sphera Solutions Inc	(f)(h)	Software & Services	SF	+	4.5%			0.5%	09/32	42,640	42,535	42,534
Sphera Solutions Inc	(f)	Software & Services	SF	+	4.5%			0.5%	09/32	1,104	1,101	1,101
Sphera Solutions Inc	(i)	Software & Services	SF	+	4.5%			0.5%	09/32	8,702	8,702	8,680
Sphera Solutions Inc	(i)	Software & Services	SF	+	4.5%			0.5%	09/32	4,698	4,698	4,686
Spins LLC	(f)(h)	Software & Services	SF	+	4.8%			1.0%	01/29	10,946	10,946	10,946
Spins LLC	(i)	Software & Services	SF	+	4.8%			1.0%	01/29	1,063	1,063	1,063
Spotless Brands LLC	(g)(h)	Consumer Services	SF	+	5.8%			1.0%	07/28	15,993	15,797	16,153
Spotless Brands LLC	(f)	Consumer Services	SF	+	5.5%			1.0%	07/28	6,646	6,612	6,672
Spotless Brands LLC	(f)	Consumer Services	SF	+	5.0%			1.0%	07/28	986	960	979
Spotless Brands LLC	(i)	Consumer Services	SF	+	5.0%			1.0%	07/28	5,841	5,841	5,797
STV Group Inc	(g)	Capital Goods	SF	+	4.8%			0.8%	03/31	6,793	6,736	6,793
STV Group Inc	(i)	Capital Goods	SF	+	4.8%			0.8%	03/30	1,383	1,382	1,383
STV Group Inc	(i)	Capital Goods	SF	+	4.8%			0.8%	03/31	1,975	1,974	1,975
SureScripts LLC	(f)(g)(h)	Health Care Equipment & Services	SF	+	5.0%			0.8%	11/31	29,465	29,208	29,759
SureScripts LLC	(g)	Health Care Equipment & Services	SF	+	4.8%			0.8%	11/31	9,351	9,351	9,351
SureScripts LLC	(i)	Health Care Equipment & Services	SF	+	4.8%			0.8%	11/31	6,405	6,405	6,405
Trackunit ApS	(f)(k)	Software & Services	SF	+	5.0%	(0.0% PIK	/ 2.8% PIK)		05/32	12,442	12,266	12,336
Trackunit ApS	(i)(k)	Software & Services	SF	+	5.0%	(0.0% PIK	/ 2.8% PIK)		05/32	8,294	8,237	8,224
Turnpoint Services Inc	(f)	Capital Goods	SF	+	5.0%	(0.0% PIK	/ 3.0% PIK)	0.8%	06/30	277	277	274
Turnpoint Services Inc	(g)	Capital Goods	SF	+	5.0%	(0.0% PIK	/ 3.0% PIK)	0.8%	06/31	5,650	5,603	5,590
Turnpoint Services Inc	(i)	Capital Goods	SF	+	5.0%	(0.0% PIK	/ 3.0% PIK)	0.8%	06/30	415	415	411
Turnpoint Services Inc	(i)	Capital Goods	SF	+	5.0%	(0.0% PIK	/ 3.0% PIK)	0.8%	06/31	1,108	1,108	1,096
USIC Holdings Inc	(f)(g)(h)	Commercial & Professional Services	SF	+	5.5%			0.8%	09/31	33,807	33,749	34,483
USIC Holdings Inc	(f)	Commercial & Professional Services	SF	+	5.3%			0.8%	09/31	2,178	2,176	2,178
USIC Holdings Inc	(i)	Commercial & Professional Services	SF	+	5.5%			0.8%	09/31	919	919	937
USIC Holdings Inc	(i)	Commercial & Professional Services	SF	+	5.3%			0.8%	09/31	2,470	2,470	2,470
Veriforce LLC	(g)(k)	Software & Services	SF	+	4.8%			0.8%	11/31	9,820	9,780	9,820
Veriforce LLC	(f)(k)	Software & Services	SA	+	4.8%			0.8%	11/31	£3,358	4,207	4,515
Veriforce LLC	(i)(k)	Software & Services	SF	+	4.8%			0.8%	11/31	$518	518	518
Veriforce LLC	(i)(k)	Software & Services	SF	+	4.8%			0.8%	11/31	935	935	935
See notes to consolidated financial statements.

KKR FS Income Trust
Consolidated Schedule of Investments (continued)
As of December 31, 2025
(dollar amounts in thousands, except per share amounts, unless otherwise noted)

Portfolio Company(a)	Footnotes	Industry	Rate(b)					Floor(b)	Maturity	Principal Amount(c)/Shares	Amortized Cost	Fair Value(d)
Veriforce LLC	(i)(k)	Software & Services	SF	+	4.8%	(0.0% PIK	/ 2.5% PIK)	0.8%	11/31	$20,071	$20,071	$20,071
Vermont Information Processing Inc	(f)	Software & Services	SF	+	4.8%	(0.0% PIK	/ 2.4% PIK)	0.5%	01/32	9,085	9,045	9,092
Vermont Information Processing Inc	(i)	Software & Services	SF	+	4.8%	(0.0% PIK	/ 2.4% PIK)	0.5%	01/32	3,804	3,804	3,807
Vermont Information Processing Inc	(i)	Software & Services	SF	+	4.8%			0.5%	01/32	1,141	1,141	1,141
VetCor Professional Practices LLC	(f)(g)	Health Care Equipment & Services	SF	+	5.8%			0.8%	08/29	24,501	24,490	24,501
VetCor Professional Practices LLC	(f)	Health Care Equipment & Services	SF	+	5.8%			0.8%	08/29	57	56	57
VetCor Professional Practices LLC	(f)(g)	Health Care Equipment & Services	SF	+	6.0%			0.8%	08/29	576	576	576
VetCor Professional Practices LLC	(i)	Health Care Equipment & Services	SF	+	5.8%			0.8%	08/29	400	400	400
Vitu	(g)(h)	Software & Services	SF	+	4.5%			0.8%	01/32	22,029	21,956	22,249
Vitu	(i)	Software & Services	SF	+	4.5%			0.8%	01/31	3,598	3,598	3,598
Vytalogy Wellness LLC (fka Jarrow Formulas Inc)	(f)	Household & Personal Products	SF	+	6.3%			1.0%	11/27	6,237	6,237	6,237
Wealth Enhancement Group LLC	(f)	Financial Services	SF	+	4.5%			1.0%	10/28	4,619	4,619	4,619
Wealth Enhancement Group LLC	(g)	Financial Services	SF	+	4.5%			1.0%	10/28	2,453	2,453	2,453
Wealth Enhancement Group LLC	(i)	Financial Services	SF	+	4.5%			1.0%	10/28	1,775	1,775	1,775
Wealth Enhancement Group LLC	(i)	Financial Services	SF	+	4.5%			1.0%	10/28	298	298	298
WebPros Holding Sarl	(f)(k)	Software & Services	SF	+	5.0%			0.0%	06/32	287	287	283
WebPros Holding Sarl	(f)(k)	Software & Services	SF	+	5.0%	(0.0% PIK	/ 2.3% PIK)	0.0%	12/32	28,683	28,257	28,252
WebPros Holding Sarl	(i)(k)	Software & Services	SF	+	5.0%			0.0%	06/32	2,581	2,581	2,543
WebPros Holding Sarl	(i)(k)	Software & Services	SF	+	5.0%	(0.0% PIK	/ 2.3% PIK)	0.0%	12/32	3,585	3,559	3,532
Wedgewood Weddings	(f)(h)	Consumer Services	SF	+	4.5%			0.8%	06/32	23,452	23,343	23,426
Wedgewood Weddings	(i)	Consumer Services	SF	+	4.5%			0.8%	06/32	4,702	4,702	4,697
Wedgewood Weddings	(i)	Consumer Services	SF	+	4.5%			0.8%	06/32	4,702	4,702	4,697
West Star Aviation Inc	(f)(h)	Capital Goods	SF	+	4.5%	(0.0% PIK	/ 2.8% PIK)	0.8%	05/32	16,229	16,167	16,326
West Star Aviation Inc	(f)	Capital Goods	SF	+	4.5%			0.8%	05/32	311	311	311
West Star Aviation Inc	(i)	Capital Goods	SF	+	4.5%	(0.0% PIK	/ 2.8% PIK)	0.8%	05/32	1,658	1,658	1,668
West Star Aviation Inc	(i)	Capital Goods	SF	+	4.5%			0.8%	05/32	1,762	1,762	1,762
Woolpert Inc	(f)	Capital Goods	SF	+	4.5%			1.0%	04/31	705	705	705
Woolpert Inc	(f)(g)(h)	Capital Goods	SF	+	4.5%			1.0%	04/32	42,374	42,374	42,703
Woolpert Inc	(i)	Capital Goods	SF	+	4.5%			1.0%	04/31	4,718	4,718	4,718
Woolpert Inc	(i)	Capital Goods	SF	+	4.5%			1.0%	04/32	10,846	10,852	10,930
Xylem Kendall	(f)	Commercial & Professional Services	SF	+	5.8%			1.0%	04/30	6,376	6,376	6,313
Xylem Kendall	(f)	Commercial & Professional Services	SF	+	5.9%			1.0%	04/30	547	547	543
Xylem Kendall	(i)	Commercial & Professional Services	SF	+	5.8%			1.0%	04/30	5,739	5,739	5,681
Xylem Kendall	(i)	Commercial & Professional Services	SF	+	5.9%			1.0%	04/30	430	430	426
Zeus Industrial Products Inc	(f)(h)	Health Care Equipment & Services	SF	+	6.0%	(3.0% PIK	/ 3.0% PIK)	0.8%	02/31	23,378	23,189	22,209
Zeus Industrial Products Inc	(f)	Health Care Equipment & Services	SF	+	5.5%			0.8%	02/31	2,161	2,139	2,053
See notes to consolidated financial statements.

KKR FS Income Trust
Consolidated Schedule of Investments (continued)
As of December 31, 2025
(dollar amounts in thousands, except per share amounts, unless otherwise noted)

Portfolio Company(a)	Footnotes	Industry	Rate(b)					Floor(b)	Maturity	Principal Amount(c)/Shares	Amortized Cost	Fair Value(d)
Zeus Industrial Products Inc	(i)	Health Care Equipment & Services	SF	+	5.5%			0.8%	02/30	$3,261	$3,244	$3,098
Zeus Industrial Products Inc	(i)	Health Care Equipment & Services	SF	+	5.5%			0.8%	02/31	2,174	2,174	2,065
Total Senior Secured Loans—First Lien											2,400,569	2,410,354
Unfunded Loan Commitments											(446,139)	(446,139)
Net Senior Secured Loans—First Lien											1,954,430	1,964,215

Subordinated Debt—0.1%
Apex Service Partners LLC	(f)	Commercial & Professional Services			14.3%	PIK			04/31	1,957	1,938	2,015
Total Subordinated Debt											1,938	2,015

Asset Based Finance—42.7%
Australis Maritime II, ABF Equity	(f)(k)(n)	Transportation								788,828	789	814
Auxilior Capital Partners Inc, Preferred Equity	(f)	Financial Services			14.5%	(9.5% PIK	/ 9.5% PIK)		04/30	$1,295	1,295	1,308
Bankers Healthcare Group LLC, Term Loan	(f)(k)	Financial Services	SF	+	3.9%			0.0%	11/27	$771	771	769
Bond Aviation Holdings LLC, ABF Equity	(f)(l)(m)	Transportation								78,953	79	80
Bond Aviation Holdings LLC, Term Loan	(f)(m)	Transportation			9.0%				10/33	$4,934	4,934	4,934
Bond Aviation Holdings LLC, Term Loan	(f)(m)	Transportation			9.0%	(0.0% PIK	/ 9.0% PIK)		10/33	$711	711	711
Bond Aviation Holdings LLC, Term Loan	(i)(m)	Transportation			9.0%				10/33	$13,619	13,619	13,619
Bond Aviation Holdings LLC, Term Loan	(i)(m)	Transportation			9.0%	(0.0% PIK	/ 9.0% PIK)		10/33	$5,329	5,329	5,329
Builders Capital Loan Acquisition Trust 2022-RTL1, Structured Mezzanine	(f)(k)	Real Estate Management & Development			8.0%				07/30	$208	208	209
Builders Capital Loan Acquisition Trust 2022-RTL1, Structured Mezzanine	(f)(k)	Real Estate Management & Development			18.0%				07/30	$147	112	48
Builders Capital Loan Acquisition Trust 2022-RTL1, Term Loan	(f)(k)	Real Estate Management & Development			7.3%				07/30	$1,250	1,250	1,255
CAFL 2024-RTL1 Issuer LLC, ABS	(e)(f)(k)	Real Estate Management & Development			10.2%				11/31	$2,500	2,500	2,558
Curia Receivables II SPV LLC (FKA Curia Global Inc), Revolver	(f)(k)	Pharmaceuticals, Biotechnology & Life Sciences	SF	+	6.3%			1.0%	01/29	$10,500	10,365	10,605
Curia Receivables II SPV LLC (FKA Curia Global Inc), Revolver	(i)(k)	Pharmaceuticals, Biotechnology & Life Sciences	SF	+	6.3%			1.0%	01/29	$10,333	10,333	10,437
Discover Financial Services, ABF Equity	(f)(k)(n)	Financial Services								4,308,946	4,309	4,574
Discover Financial Services, Subordinated Loan	(f)(k)(n)	Financial Services			15.0%				09/34	$7,896	7,896	7,896
Drive Revel, ABF Equity	(f)(k)	Financial Services								784,855	876	973
EFMT 2024-INV1, ABS	(e)(f)(k)	Real Estate Management & Development			7.4%				03/69	$6,380	6,084	6,357
See notes to consolidated financial statements.

KKR FS Income Trust
Consolidated Schedule of Investments (continued)
As of December 31, 2025
(dollar amounts in thousands, except per share amounts, unless otherwise noted)

Portfolio Company(a)	Footnotes	Industry	Rate(b)				Floor(b)	Maturity	Principal Amount(c)/Shares	Amortized Cost	Fair Value(d)
FFP RECEIVABLES SPV LLC (FKA Florida Food Products LLC), Revolver	(f)(k)	Food, Beverage & Tobacco	SF	+	4.8%		1.0%	06/28	$4,706	$4,706	$4,706
FFP RECEIVABLES SPV LLC (FKA Florida Food Products LLC), Revolver	(i)(k)	Food, Beverage & Tobacco	SF	+	4.8%		1.0%	06/28	$923	923	923
Fidelis Mortgage Trust 2025-RTL1, ABS	(e)(f)(k)	Real Estate Management & Development			9.0%			02/40	$4,500	4,426	4,546
FIGRE Trust 2024-HE3, ABS	(e)(f)(k)	Real Estate Management & Development			9.3%			07/54	$1,913	1,921	2,032
Fortna AR LLC (FKA Fortna Group Inc), Revolver	(f)(k)	Capital Goods	SF	+	4.8%		0.8%	06/29	$18,814	18,814	18,814
Galaxy Container, ABF Equity	(f)(l)(n)	Transportation							235,566	236	236
Global Lending Services LLC, ABF Equity	(f)(k)(l)	Financial Services							2,776,798	2,777	4,527
Global Lending Services LLC, Bond	(f)(k)	Financial Services			12.5%			12/32	$3,692	3,692	3,692
Global Lending Services LLC, Bond	(f)(k)	Financial Services			12.5%			02/33	$2,330	2,330	2,330
Global Lending Services LLC, Bond	(f)(k)	Financial Services			12.5%			05/33	$1,402	1,402	1,402
Global Lending Services LLC, Bond	(f)(k)	Financial Services			12.5%			08/33	$1,348	1,348	1,348
Global Lending Services LLC, Bond	(f)(k)	Financial Services			12.5%			11/33	$2,335	2,335	2,335
GreenSky Holdings LLC, ABF Equity	(f)(l)(m)	Financial Services							1,332,761	1,333	1,806
GreenSky Holdings LLC, ABF Equity	(f)(k)(m)	Financial Services							1,852,457	1,852	1,908
GreenSky Holdings LLC, Term Loan	(f)(m)	Financial Services			9.3%	PIK		03/34	$4,593	4,593	4,593
GreenSky Holdings LLC, Term Loan	(i)(m)	Financial Services			9.3%	PIK		03/34	$374	374	374
Harley-Davidson Financial Services Inc, ABF Equity	(f)(k)	Financial Services							7,415,463	7,415	7,781
Harley-Davidson Financial Services Inc, ABF Equity	(f)(k)	Financial Services							25,990,438	25,990	27,013
Harley-Davidson Financial Services Inc, ABF Equity	(f)(k)(l)	Financial Services							1,896,424	1,896	1,901
HOMES 2024-AFC1 Trust, Structured Mezzanine	(e)(f)(k)	Real Estate Management & Development			7.6%			08/59	$1,944	1,849	1,944
Homeward Opportunities Fund Trust 2024-RRTL2, ABS	(e)(f)(k)	Real Estate Management & Development			9.1%			09/39	$7,878	7,878	7,881
Income Contingent Student Loans 1 2002-2006 PLC, ABS	(f)(k)	Financial Services			8.0%			07/56	£4,904	6,102	7,345
Income Contingent Student Loans 2 2007-2009 PLC, ABS	(f)(k)	Financial Services			8.0%			07/58	£14,626	18,200	21,338
IQUW UK Ltd, Bond	(f)(k)	Insurance			8.8%			03/35	$6,072	6,072	6,245
KKR Altitude II Offshore Aggregator LP, Partnership Interest	(f)(k)(n)	Capital Goods							2,314,050	2,314	2,502
KSC I Aircraft LP, ABF Equity	(f)(k)(l)(n)	Capital Goods							19,440,923	19,441	19,442
Laurel Road Prime Student Loan Trust 2017-B, ABS	(f)(k)	Financial Services			7.2%			08/42	$1,384	2,048	2,180
See notes to consolidated financial statements.

KKR FS Income Trust
Consolidated Schedule of Investments (continued)
As of December 31, 2025
(dollar amounts in thousands, except per share amounts, unless otherwise noted)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Principal Amount(c)/Shares	Amortized Cost	Fair Value(d)
LHOME Mortgage Trust 2025-RTL3, ABS	(e)(f)(k)	Real Estate Management & Development	6.9%		08/40	$759	$759	$771
LHOME Mortgage Trust 2025-RTL3, ABS	(e)(f)(k)	Real Estate Management & Development	8.7%		08/40	$543	543	560
MEMIC Insurance, ABS	(f)(k)	Insurance	9.0%		12/45	$8,966	8,966	8,966
Morgan Stanley Residential Mortgage Loan Trust 2025-DSC3, ABS	(e)(f)(k)	Real Estate Management & Development	6.4%		09/70	$3,155	3,111	3,121
Morgan Stanley Residential Mortgage Loan Trust 2025-DSC3, ABS	(e)(f)(k)	Real Estate Management & Development	7.1%		09/70	$5,450	5,187	5,235
Morgan Stanley Residential Mortgage Loan Trust 2025-DSC3, ABS	(e)(f)(k)	Real Estate Management & Development	1.9%		09/70	$112,989	6,486	6,671
Morgan Stanley Residential Mortgage Loan Trust 2025-DSC3, ABS	(e)(f)(k)	Real Estate Management & Development	0.3%		09/70	$112,989	695	715
Morgan Stanley Residential Mortgage Loan Trust 2025-HX1, ABS	(e)(f)(k)	Real Estate Management & Development	7.3%		03/70	$2,135	1,938	2,115
Morgan Stanley Residential Mortgage Loan Trust 2025-HX1, ABS	(e)(f)(k)	Real Estate Management & Development	0.3%		03/70	$76,583	479	453
Morgan Stanley Residential Mortgage Loan Trust 2025-HX1, ABS	(e)(f)(k)	Real Estate Management & Development	7.3%		03/70	$1,920	1,794	1,953
Morgan Stanley Residential Mortgage Loan Trust 2025-HX1, ABS	(e)(f)(k)	Real Estate Management & Development	1.2%		03/70	$76,583	2,404	2,099
Morgan Stanley Residential Mortgage Loan Trust 2025-HX1, ABS	(e)(f)(k)	Real Estate Management & Development	7.3%		03/70	$1,410	1,182	1,346
Morgan Stanley Residential Mortgage Loan Trust 2025-NQM6, ABS	(e)(f)(k)	Real Estate Management & Development	6.6%		07/70	$2,468	2,434	2,455
Morgan Stanley Residential Mortgage Loan Trust 2025-NQM6, ABS	(e)(f)(k)	Real Estate Management & Development	7.2%		07/70	$4,481	4,274	4,324
Morgan Stanley Residential Mortgage Loan Trust 2025-NQM6, ABS	(e)(f)(k)	Real Estate Management & Development	1.8%		07/70	$122,785	5,203	5,174
Morgan Stanley Residential Mortgage Loan Trust 2025-NQM6, ABS	(e)(f)(k)	Real Estate Management & Development	0.3%		07/70	$122,785	731	756
Morgan Stanley Residential Mortgage Loan Trust 2025-NQM9, ABS	(e)(f)(k)	Financial Services	6.6%		09/70	$2,149	2,140	2,146
Morgan Stanley Residential Mortgage Loan Trust 2025-NQM9, ABS	(e)(f)(k)	Financial Services	7.0%		09/70	$3,425	3,187	3,200
Morgan Stanley Residential Mortgage Loan Trust 2025-NQM9, ABS	(e)(f)(k)	Financial Services	1.8%		09/70	$131,879	6,168	6,203
Morgan Stanley Residential Mortgage Loan Trust 2025-NQM9, ABS	(e)(f)(k)	Financial Services	0.3%		09/70	$131,879	788	803
Newday Group Jersey Ltd, ABF Equity	(f)(k)(l)	Financial Services				27,817,038	37,132	37,392
Norway_France, ABF Equity	(f)(k)	Financial Services				1,415,456	1,575	1,712
See notes to consolidated financial statements.

KKR FS Income Trust
Consolidated Schedule of Investments (continued)
As of December 31, 2025
(dollar amounts in thousands, except per share amounts, unless otherwise noted)

Portfolio Company(a)	Footnotes	Industry	Rate(b)					Floor(b)	Maturity	Principal Amount(c)/Shares	Amortized Cost	Fair Value(d)
Nottingdale Receivables Limited (FKA TalkTalk Telecom Group Ltd), Revolver	(f)(k)	Telecommunication Services	SA	+	7.0%			1.5%	09/26	£7,955	$9,988	$10,773
Nottingdale Receivables Limited (FKA TalkTalk Telecom Group Ltd), Revolver	(i)(k)	Telecommunication Services	SA	+	7.0%			1.5%	09/26	£2,888	3,656	3,684
Octane Receivables Trust 2025-1, ABF Equity	(f)(k)(l)	Automobiles & Components								32,605	5,761	5,748
Octane Receivables Trust 2025-1, ABS	(e)(f)(k)	Automobiles & Components			7.0%				04/33	$2,574	2,573	2,619
Opendoor Labs Inc, Structured Mezzanine	(f)(k)	Real Estate Management & Development			12.5%				02/29	$8,259	8,259	8,362
Opendoor Labs Inc, Structured Mezzanine	(i)(k)	Real Estate Management & Development			12.5%				02/29	$4,130	4,130	4,181
Orange Maple 2025-2 DAC, ABF Equity	(f)(k)(l)	Banks								34,529,000	39,979	40,502
PayPal Danube 2, ABF Equity	(f)(k)(l)	Financial Services								13,066,637	15,180	15,174
PayPal Europe Sarl et Cie SCA, ABF Equity	(f)(k)	Financial Services								2,714,616	2,980	3,187
Philippine Airlines 777, Term Loan	(f)(k)	Transportation			6.5%				10/27	$4,703	4,703	4,730
Philippine Airlines 777, Term Loan	(f)(k)	Transportation			6.5%				12/27	$4,703	4,703	4,730
Philippine Airlines 777, Term Loan	(i)(k)	Transportation			6.5%				10/27	$2,831	2,831	2,847
Philippine Airlines 777, Term Loan	(i)(k)	Transportation			6.5%				12/27	$2,831	2,831	2,848
Powin Energy Corp/NV, Warrants	(l)	Capital Goods								861,398	—	—
Pretium Partners LLC P1, Structured Mezzanine	(f)(k)	Equity Real Estate Investment Trusts (REITs)			8.0%	(5.3% PIK	/ 5.3% PIK)		10/26	$17,253	16,991	17,253
Progress Residential 2024-SFR4 Trust, Structured Mezzanine	(e)(f)(k)	Real Estate Management & Development			3.4%				07/41	$6,250	5,169	5,720
Rain City Mortgage Trust 2024-RTL1, ABS	(e)(f)(k)	Real Estate Management & Development			10.2%				09/29	$3,290	3,290	3,321
Rosemawr Management LLC, ABS	(f)	Utilities			5.0%				08/54	$1,025	922	951
Rosemawr Management LLC, Structured Mezzanine	(f)	Utilities			7.3%				08/54	$499	450	464
Sallie Mae Levered, ABF Equity	(f)(k)(l)(n)	Financial Services								1,143,192	1,143	1,089
Sallie Mae Levered, Bond	(f)(k)(n)	Financial Services			13.0%				11/33	$4,319	4,319	4,319
Sallie Mae Levered, Term Loan	(f)(k)(n)	Financial Services	SF	+	2.8%				11/32	$130	130	130
Sallie Mae Levered, Term Loan	(i)(k)(n)	Financial Services	SF	+	2.8%				11/32	$250	250	250
Saluda Grade Alternative Mortgage Trust 2023-LOC2, Structured Mezzanine	(f)(k)	Real Estate Management & Development			20.3%				10/53	$324,980	497	395
Santander Consumer Bank AS, ABF Equity	(f)(k)(l)	Banks								210,223,000	21,078	21,520
Santander Mortgage Asset Receivable Trust 2025-NQM1, ABS	(f)(k)	Real Estate Management & Development			1.5%				01/65	$72,149	2,356	3,102
Santander Mortgage Asset Receivable Trust 2025-NQM1, ABS	(f)(k)	Real Estate Management & Development			0.4%				01/65	$72,149	501	469
Santander Mortgage Asset Receivable Trust 2025-NQM1, ABS	(f)(k)	Real Estate Management & Development			7.3%				01/65	$1,335	1,302	1,243
See notes to consolidated financial statements.

KKR FS Income Trust
Consolidated Schedule of Investments (continued)
As of December 31, 2025
(dollar amounts in thousands, except per share amounts, unless otherwise noted)

Portfolio Company(a)	Footnotes	Industry	Rate(b)					Floor(b)	Maturity	Principal Amount(c)/Shares	Amortized Cost	Fair Value(d)
Santander Mortgage Asset Receivable Trust 2025-NQM1, ABS	(f)(k)	Real Estate Management & Development			7.3%				01/65	$1,295	$1,254	$1,247
Santander Mortgage Asset Receivable Trust 2025-NQM4, ABS	(e)(f)(k)	Real Estate Management & Development			7.1%				07/65	$9,746	9,422	9,608
Santander Mortgage Asset Receivable Trust 2025-NQM4, ABS	(e)(f)(k)	Real Estate Management & Development			1.5%				07/65	$124,998	4,448	4,463
Santander Mortgage Asset Receivable Trust 2025-NQM4, ABS	(e)(f)(k)	Real Estate Management & Development			0.4%				07/65	$124,998	862	986
SCRIPPS SPV LLC (FKA EW Scripps Co/The), Revolver	(f)(j)(k)	Media & Entertainment	SF	+	6.3%			0.8%	03/28	$10,379	10,379	10,437
SCRIPPS SPV LLC (FKA EW Scripps Co/The), Revolver	(i)(j)(k)	Media & Entertainment	SF	+	6.3%			0.8%	03/28	$5,419	5,419	5,449
Setna SPV I, Term Loan	(f)(k)	Transportation			5.9%				12/31	$12,698	12,698	12,739
Setna SPV I, Term Loan	(i)(k)	Transportation			5.9%				12/31	$191	191	192
SKP German Bank, ABF Equity	(f)(k)(l)	Financial Services								1,711,026	2,010	2,012
Slate Venture Holdings LP, ABF Equity	(f)(k)	Consumer Durables & Apparel								5,523,032	5,523	6,449
Slate Venture Holdings LP, Term Loan	(f)(k)	Consumer Durables & Apparel			10.8%	(0.0% PIK	/ 10.8% PIK)		08/29	$4,629	4,629	4,629
Styron Receivables Funding Designated Activity Company (FKA Trinseo Materials), Revolver	(f)(k)	Materials	SF	+	4.8%			1.0%	01/28	$13,431	13,431	13,565
Styron Receivables Funding Designated Activity Company (FKA Trinseo Materials), Revolver	(i)(k)	Materials	SF	+	4.8%			1.0%	01/28	$3,642	3,642	3,679
SunPower Financial, ABF Equity	(f)(k)	Financial Services								118,680	119	127
Synovus Financial Corp, ABF Equity	(f)(k)	Banks								377,598	378	461
TDC LLP, ABF Equity	(f)(k)(l)(n)	Financial Services								69,097	87	90
TDC LLP, Preferred Equity	(f)(k)(n)	Financial Services			8.0%					£1,812	2,329	2,446
TPSI Receivables LLC (Tropicana Products Inc), Revolver	(f)(k)	Food, Beverage & Tobacco	SF	+	4.8%			1.0%	01/29	$27,822	27,822	27,889
TPSI Receivables LLC (Tropicana Products Inc), Revolver	(i)(k)	Food, Beverage & Tobacco	SF	+	4.8%			1.0%	01/29	$8,632	8,632	8,652
Unison Trust 2025-1, ABS	(e)(f)(k)	Real Estate Management & Development			6.0%				07/55	$15,298	14,067	14,371
Vehicle Secured Funding Trust, ABF Equity	(f)(k)	Financial Services								2,638,928	2,639	3,579
Vehicle Secured Funding Trust, Term Loan	(f)(k)	Financial Services			15.0%				01/46	$7,917	7,917	7,917
VIB Trade Receivables DAC (FKA Vibrantz Technologies Inc)	(f)(k)	Materials	SF	+	4.8%			1.0%	04/29	$30,616	30,616	30,616
VIB Trade Receivables DAC (FKA Vibrantz Technologies Inc)	(i)(k)	Materials	SF	+	4.8%			1.0%	04/29	$14,384	14,384	14,384
Vietjet Aviation JSC, Term Loan	(f)(k)	Transportation			9.4%				03/37	$9,598	9,598	9,816
Vietjet Aviation JSC, Term Loan	(f)(k)	Transportation			9.4%				12/37	$10,163	10,163	10,394
See notes to consolidated financial statements.

KKR FS Income Trust
Consolidated Schedule of Investments (continued)
As of December 31, 2025
(dollar amounts in thousands, except per share amounts, unless otherwise noted)

Portfolio Company(a)	Footnotes	Industry	Rate(b)			Floor(b)	Maturity	Principal Amount(c)/Shares	Amortized Cost	Fair Value(d)
Vontive Mortgage Trust 2025-RTL1, ABS	(e)(f)(k)	Real Estate Management & Development			8.0%		03/30	$976	$976	$988
Vontive Mortgage Trust 2025-RTL1, ABS	(e)(f)(k)	Real Estate Management & Development			9.5%		03/30	$2,370	2,346	2,377
Wood Group Receivables LLC (FKA John Wood Group PLC), Revolver	(f)(k)	Capital Goods	SF	+	5.5%	0.8%	10/28	$24,315	24,244	24,378
Wood Group Receivables LLC (FKA John Wood Group PLC), Revolver	(i)(k)	Capital Goods	SF	+	5.5%	0.8%	10/28	$26,341	26,341	26,409
Total Asset Based Finance									743,441	761,750
Unfunded Commitments									(102,885)	(102,885)
Net Asset Based Finance									640,556	658,865
TOTAL INVESTMENTS—170.2%									$2,596,924	2,625,095
LIABILITIES IN EXCESS OF OTHER ASSETS—(70.2)%										(1,082,934)
NET ASSETS—100.0%										$1,542,161

Foreign currency forward contracts

Foreign Currency	Settlement Date	Counterparty	Amount and Transaction			US$ Value at Settlement Date	US$ Value at December 31, 2025	Unrealized Appreciation (Depreciation)
EUR	3/30/28	Goldman Sachs Bank USA	€	930	Sold	$1,088	$1,122	$(34)
EUR	5/25/28	Goldman Sachs Bank USA	€	1,300	Sold	1,470	1,571	(101)
EUR	5/25/28	Goldman Sachs Bank USA	€	548	Sold	605	662	(57)
GBP	6/1/26	Goldman Sachs Bank USA	£	2,500	Sold	3,386	3,360	26
GBP	3/29/29	Goldman Sachs Bank USA	£	1,000	Sold	1,319	1,335	(16)
NOK	1/28/28	Goldman Sachs Bank USA	NOK	210,223	Sold	20,978	20,683	295
Total						$28,846	$28,733	$113
________
(a)Security may be an obligation of one or more entities affiliated with the named company.
(b)Certain variable rate securities in the Company’s portfolio bear interest at a rate determined by a publicly disclosed base rate plus a basis point spread. As of December 31, 2025, the Secured Overnight Financing Rate, or SOFR or “SF”, was 3.65%, the Sterling Overnight Index Average, or SONIA or “SA”, was 3.72%, the Euro Interbank Offered Rate, or EURIBOR or “E”, was 2.03% and the Canadian Overnight Repo Rate Average, or CORRA or “C”, was 2.26%. PIK means paid-in-kind. PIK income accruals may be adjusted based on the performance of the underlying investment. Variable rate securities with no floor rate use the respective benchmark rate in all cases.
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

KKR FS Income Trust
Consolidated Schedule of Investments (continued)
As of December 31, 2025
(dollar amounts in thousands, except per share amounts, unless otherwise noted)

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
(j)Position or portion thereof unsettled as of December 31, 2025.
(k)The investment, or portion of the investment is not a qualifying asset under the Investment Company Act of 1940, as amended. A business development company may not acquire any asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company’s total assets. As of December 31, 2025, 70.6% of the Company’s total assets represented qualifying assets.
(l)Security is non-income producing.
(m)Under the Investment Company Act of 1940, as amended, the Company generally is deemed to be an “affiliated person” of a portfolio company if it owns 5% or more of the portfolio company’s voting securities and is generally deemed to “control” a portfolio company if it owns more than 25% of the portfolio company’s voting securities or it has the power to exercise control over the management or policies of such portfolio company. As of December 31, 2025, the Company held investments in portfolio companies of which it is deemed to be an “affiliated person” but is not deemed to “control”. The following table presents certain information with respect to investments in portfolio companies of which the Company was deemed to be an affiliated person as of December 31, 2025:

Portfolio Company	Fair Value at December 31, 2024	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at December 31, 2025	Interest Income(3)	PIK Income(3)	Fee Income(3)	Dividend and Other Income(3)
Asset Based Finance
Bond Aviation Holdings LLC, ABF Equity	$—	$79	$—	$—	$1	$80	$—	$—	$—	$—
Bond Aviation Holdings LLC, Term Loan	—	4,934	—	—	—	4,934	75	—	185	—
Bond Aviation Holdings LLC, Term Loan	—	711	—	—	—	711	19	—	—	—
GreenSky Holdings LLC, ABF Equity	1,863	—	—	—	(57)	1,806	—	—	—	—
GreenSky Holdings LLC, ABF Equity	2,790	330	(1,052)	—	(160)	1,908	—	—	—	455
GreenSky Holdings LLC, Term Loan	4,188	405	—	—	—	4,593	—	408	—	—
Total	$8,841	$6,459	$(1,052)	$—	$(216)	$14,032	$94	$408	$185	$455
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
(3)Interest, PIK, fee and dividend and other income presented for the full year ended December 31, 2025.
See notes to consolidated financial statements.

KKR FS Income Trust
Consolidated Schedule of Investments (continued)
As of December 31, 2025
(dollar amounts in thousands, except per share amounts, unless otherwise noted)

(n)Under the Investment Company Act of 1940, as amended, the Company generally is deemed to be an “affiliated person” of a portfolio company if it owns 5% or more of the portfolio company’s voting securities and is generally deemed to “control” a portfolio company if it owns more than 25% of the portfolio company’s voting securities or it has the power to exercise control over the management or policies of such portfolio company. As of December 31, 2025, the Company held investments in portfolio companies of which it is deemed to be an “affiliated person” and deemed to “control”. The following table presents certain information with respect to investments in portfolio companies of which the Company was deemed to be an affiliated person and deemed to control as of December 31, 2025:

Portfolio Company	Fair Value at December 31, 2024	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at December 31, 2025	Interest Income(3)	PIK Income(3)	Fee Income(3)	Dividend and Other Income(3)
Asset Based Finance
Australis Maritime II, ABF Equity	$694	$344	$(245)	$—	$21	$814	$—	$—	$—	$56
Discover Financial Services, ABF Equity	5,402	—	(918)	—	90	4,574	—	—	—	990
Discover Financial Services, Subordinated Loan	9,708	—	(1,812)	—	—	7,896	1,290	—	—	—
Galaxy Container, ABF Equity	—	236	—	—	—	236	—	—	—	—
KKR Altitude II Offshore Aggregator LP, Partnership Interest	2,139	535	(226)	—	54	2,502	—	—	23	279
KSC I Aircraft LP, ABF Equity	—	19,441	—	—	1	19,442	—	—	—	—
Sallie Mae Levered, ABF Equity	—	1,143	—	—	(54)	1,089	—	—	—	—
Sallie Mae Levered, Bond	—	4,319	—	—	—	4,319	56	—	—	—
Sallie Mae Levered, Term Loan	—	130	—	—	—	130	1	—	1	—
TDC LLP, ABF Equity	—	87	—	—	3	90	—	—	—	—
TDC LLP, Preferred Equity	—	2,329	—	—	117	2,446	175	—	—	—
Total	$17,943	$28,564	$(3,201)	$—	$232	$43,538	$1,522	$—	$24	$1,325
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
(3)Interest, PIK, fee and dividend and other income presented for the full year ended December 31, 2025.
See notes to consolidated financial statements.

KKR FS Income Trust
Consolidated Schedule of Investments
As of December 31, 2024
(dollar amounts in thousands, except per share amounts, unless otherwise noted)

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
(dollar amounts in thousands, except per share amounts, unless otherwise noted)

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
(dollar amounts in thousands, except per share amounts, unless otherwise noted)

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
(dollar amounts in thousands, except per share amounts, unless otherwise noted)

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
(dollar amounts in thousands, except per share amounts, unless otherwise noted)

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
(dollar amounts in thousands, except per share amounts, unless otherwise noted)

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
(dollar amounts in thousands, except per share amounts, unless otherwise noted)

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
(dollar amounts in thousands, except per share amounts, unless otherwise noted)

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

KKR FS Income Trust
Consolidated Schedule of Investments (continued)
As of December 31, 2024
(dollar amounts in thousands, except per share amounts, unless otherwise noted)

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

KKR FS Income Trust
Consolidated Schedule of Investments (continued)
As of December 31, 2024
(dollar amounts in thousands, except per share amounts, unless otherwise noted)

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
(dollar amounts in thousands, except per share amounts, unless otherwise noted)

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
The Company has various wholly-owned subsidiaries, including special-purpose financing subsidiaries and subsidiaries through which it holds interests in portfolio companies. The consolidated financial statements include both the Company’s accounts and the accounts of its wholly-owned subsidiaries as of December 31, 2025. All intercompany transactions have been eliminated in consolidation. Certain of the Company’s consolidated subsidiaries are subject to U.S. federal and state income taxes.
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
Cash and Cash Equivalents: Cash and cash equivalents include funds from time to time deposited with financial institutions and short-term, liquid investments in a money market account. The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. All cash balances are maintained with high credit quality financial institutions, which are members of the Federal Deposit Insurance Corporation. The Company’s cash and cash equivalents are held with major financial institutions and generally may exceed federally insured limits.
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
As of December 31, 2025 and December 31, 2024, the Adviser has paid $5,972 and $4,605, respectively, in organizational and offering expenses, and are subject to reimbursement as described above. The Company had no obligation to reimburse the Adviser for

KKR FS Income Trust
Notes to Consolidated Financial Statements (continued)
(dollar amounts in thousands, except per share amounts, unless otherwise noted)

Note 2. Summary of Significant Accounting Policies (continued)
organizational and offering costs until the initial issuance of the Company’s Common Shares to non-affiliated investors after commencement of the monthly closings for the Company’s Private Offering.
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
(dollar amounts in thousands, except per share amounts, unless otherwise noted)

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

KKR FS Income Trust
Notes to Consolidated Financial Statements (continued)
(dollar amounts in thousands, except per share amounts, unless otherwise noted)

Note 2. Summary of Significant Accounting Policies (continued)
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

KKR FS Income Trust
Notes to Consolidated Financial Statements (continued)
(dollar amounts in thousands, except per share amounts, unless otherwise noted)

Note 2. Summary of Significant Accounting Policies (continued)
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
Loan origination fees, original issue discount and market discount are capitalized and the Company accretes such amounts as interest income over the respective term of the loan or security. Upon the prepayment of a loan or security, any unamortized loan origination fees and original issue discount are recorded as interest income. Structuring and other non-recurring upfront fees are recorded as fee income when earned. For the years ended December 31, 2025, 2024 and 2023, the Company recognized $7,659, $3,732 and $1,727, respectively, in structuring fee revenue. The Company records prepayment premiums on loans and securities as fee income when it receives such amounts.
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

KKR FS Income Trust
Notes to Consolidated Financial Statements (continued)
(dollar amounts in thousands, except per share amounts, unless otherwise noted)

Note 2. Summary of Significant Accounting Policies (continued)
Distributions: Distributions to the Company’s shareholders are recorded as of the record date. Subject to the discretion of the Board and applicable legal restrictions, the Company intends to declare and pay such distributions on Common Shares on a monthly basis. Net realized capital gains, if any, are distributed or deemed distributed at least annually.
Income Taxes: Prior to making its BDC election, the Company was classified as a partnership for U.S. federal income tax purposes. As such, no provision was made in the accompanying consolidated financial statements for federal, state or local income taxes of the partners for the relevant periods prior to the Company’s BDC election. Each partner is individually responsible for reporting its share of the Company’s taxable income or loss. Interest and other income realized by the Company from non-U.S. sources and capital gains realized on the sale of securities of non-U.S. issuers may be subject to withholding and other taxes levied by the jurisdiction in which the income is sourced. Beginning with its tax year ending December 31, 2023, the Company has elected to be treated for U.S. federal income tax purposes, and intends to qualify annually, as a RIC under Subchapter M of the Code.
To qualify for and maintain qualification as a RIC, the Company must, among other things, meet certain source-of-income and asset diversification requirements and distribute to its shareholders, for each taxable year, at least 90% of its “investment company taxable income,” which is generally the Company’s net ordinary income plus the excess, if any, of realized net short-term capital gains over realized net long-term capital losses. As a RIC, the Company will not have to pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that it distributes to its shareholders. The Company intends to make distributions in an amount sufficient to qualify for and maintain its RIC status each year and to not pay any U.S. federal income taxes on income so distributed. The Company is also subject to nondeductible federal excise taxes if it does not distribute an amount at least equal to the sum of (1) 98% of its ordinary income for the calendar year, (2) 98.2% of capital gain net income (both long-term and short-term) for the one-year period ending October 31 in that calendar year and (3) any income realized, but not distributed, in prior years. The Company accrued $0, $234 and $73 in estimated excise taxes payable in respect of income received during the years ended December 31, 2025, 2024 and 2023, respectively. During the years ended December 31, 2025, 2024 and 2023, the Company paid $145, $79 and $0, respectively, in excise and other taxes.
The Company evaluates its tax positions to determine if the tax positions taken meet the minimum recognition threshold in connection with accounting for uncertainties in income tax positions taken or expected to be taken for the purposes of measuring and recognizing tax benefits or liabilities in the Company’s consolidated financial statements. Recognition of a tax benefit or liability with respect to an uncertain tax position is required only when the position is “more likely than not” to be sustained assuming examination by taxing authorities. The Company recognizes interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in its consolidated statements of operations. During the years ended December 31, 2025, 2024 and 2023, the Company did not incur any interest or penalties.
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
Recent Accounting Pronouncements: In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, or ASU 2023-09, which requires additional disaggregated disclosures on the entity’s effective tax rate reconciliation and additional details on income taxes paid. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024 and is to be adopted on a prospective basis with the option to apply retrospectively. The Company adopted ASU 2023-09 effective December 31, 2025 and concluded that the application of this guidance did not have any material impact on its consolidated financial statements.
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

KKR FS Income Trust
Notes to Consolidated Financial Statements (continued)
(dollar amounts in thousands, except per share amounts, unless otherwise noted)

Note 3. Share Transactions
Below is a summary of transactions with respect to shares of the Company’s Common Shares during the years ended December 31, 2025, 2024 and 2023:

	Year Ended December 31,
	2025		2024		2023
	Shares	Amount	Shares	Amount	Shares	Amount
Gross Proceeds from Offering	23,263,611	$691,175	19,446,680	$573,230	8,177,385	$231,500
Reinvestment of Distributions	801,908	23,829	147,706	4,364	—	—
Share Repurchase Program	(279,809)	(8,314)	—	—	—	—
Net Proceeds from Share Transactions	23,785,710	$706,690	19,594,386	$577,594	8,177,385	$231,500
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
As of December 31, 2025, the Company has issued 52,117,290 Class I shares in the Private Offering for gross proceeds of $1,531,098, including Class I shares issued under its distribution reinvestment plan. Of the 52,117,290 Class I shares issued in the Private Offering, 8,995,947 shares were issued to investors with capital commitments to the Company in exchange for an aggregate of $254,500 in capital contributions. As of December 31, 2025, the Company had received capital commitments of $420,000 from investors in the Private Offering, 60.6% of which has been called for funding. In addition to $165,500 in aggregate amount of remaining uncalled capital commitments for Class I shares, the Company intends to continue selling Class I shares in the Private Offering on a monthly basis.
During the years ended December 31, 2025, 2024 and 2023, the Company issued 24,065,519, 19,594,386 and 8,177,385 Class I shares, respectively, for gross proceeds of $715,004, $577,594 and $231,500, respectively, at an average price per share of $29.71, $29.48 and $28.31, respectively. The gross proceeds received during the years ended December 31, 2025 and 2024 include reinvested shareholder distributions of $23,829 and $4,364, respectively, for which the Company issued 801,908 and 147,706 Class I shares, respectively, under its distribution reinvestment plan. During the period from January 1, 2026 to February 28, 2026, the Company issued 4,302,518 Class I shares for gross proceeds of $127,796 at an average price per share of $29.70. The gross proceeds received during the period from January 1, 2026 to February 28, 2026 include reinvested shareholder distributions of $5,102 for which the Company issued 171,748 Class I shares under its distribution reinvestment plan.
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
Under the Company’s discretionary share repurchase program, to the extent the Company offers to repurchase Common Shares in any particular quarter, the Company expects to repurchase shares pursuant to quarterly tender offers using a purchase price equal to the NAV per share as of the last calendar day of the applicable quarter, or the Valuation Date. If shareholders tender Common Shares in a tender offer with a Valuation Date that is within the 12-month period following the initial issue date of their tendered Common Shares, the Company may repurchase such Common Shares subject to an “early repurchase deduction” of 2% of the aggregate NAV

KKR FS Income Trust
Notes to Consolidated Financial Statements (continued)
(dollar amounts in thousands, except per share amounts, unless otherwise noted)

Note 3. Share Transactions (continued)
of the Common Shares repurchased, or an Early Repurchase Deduction. The Early Repurchase Deduction will be retained by the Company for the benefit of remaining holders of Common Shares. Common Shares that are issued pursuant to the DRP and tendered will not be subject to the Early Repurchase Deduction. Common Shares repurchased will be treated as having been repurchased on a “first in-first out” basis for purposes of determining whether and to what extent the Early Repurchase Deduction is applicable. Therefore, the portion of Common Shares repurchased will be deemed to have been taken from the earliest Common Shares purchased by such shareholder for purposes of determining whether and to what extent the Early Repurchase Deduction is applicable, except that in all cases Common Shares issued pursuant to the DRP will be treated as having been repurchased first. This Early Repurchase Deduction will also generally apply to minimum account repurchases. Common Shares may be sold to certain feeder vehicles primarily created to hold the Common Shares that in turn offer interests in such feeder vehicles to non-U.S. persons. For such feeder vehicles and similar arrangements in certain markets, the Company may not apply the Early Repurchase Deduction to the feeder vehicles or underlying investors, often because of administrative or systems limitations.
The Company may, in its sole discretion from time to time, waive the Early Repurchase Deduction in the following circumstances (subject to the conditions described below): repurchases resulting from death, qualifying disability or divorce; in the event that a shareholder’s Common Shares are repurchased because the shareholder has failed to maintain the $500 minimum account balance; due to trade or operational error; or repurchases submitted in connection with discretionary transfer programs (and similar arrangements) as approved by the Company. Shareholders should be aware that their financial intermediary’s operational systems may not support participation in a Company-approved discretionary transfer program or may impose additional or different requirements in connection with such requests. Accordingly, shareholders wishing to submit tender requests in connection with a Company-approved discretionary transfer program should contact their financial intermediary as soon as possible in order to determine their financial intermediary’s system limitations or requirements.
As set forth above, the Company may waive the Early Repurchase Deduction in respect of a repurchase of Common Shares resulting from the death, qualifying disability (as such term is defined in Section 72(m)(7) of the Code) or divorce of a shareholder who is a natural person, including Common Shares held by such shareholder through a trust or an individual retirement account or other retirement or profit-sharing plan, after (i) in the case of death, receiving written notice from the estate of the shareholder, the recipient of the Common Shares through bequest or inheritance, or, in the case of a trust, the trustee of such trust, who shall have the sole ability to request repurchase on behalf of the trust, (ii) in the case of qualified disability, receiving written notice from such shareholder, provided that the condition causing the qualifying disability was not pre-existing on the date that the shareholder became a shareholder of the Company or (iii) in the case of divorce, receiving written notice from the shareholder of the divorce and the shareholder’s instructions to effect a transfer of the Common Shares (through the repurchase of the Common Shares by us and the subsequent purchase by the shareholder) to a different account held by the shareholder (including trust or an individual retirement account or other retirement or profit-sharing plan). The Company must receive the written repurchase request within 12 months after the death of the shareholder, the initial determination of the shareholder’s disability or divorce in order for the requesting party to rely on any of the special treatment described above that may be afforded in the event of the death, disability or divorce of a shareholder. In the case of death, such a written request must be accompanied by a certified copy of the official death certificate of the shareholder. If spouses are joint registered holders of Common Shares, the request to have the Common Shares repurchased may be made if either of the registered holders dies or acquires a qualified disability. If the shareholder is not a natural person, such as certain trusts or a partnership, corporation or other similar entity, the right to waiver of the Early Repurchase Deduction upon death, disability or divorce does not apply.
The following table sets forth information regarding repurchases of Common Shares effectuated under the Company’s discretionary share repurchase program during the year ended December 31, 2025:

Repurchase Date	Offer Date	Tender Offer Expiration	Purchase Price per Share	Common Shares Repurchased(2)	Aggregate Dollar Amount of Common Shares Accepted for Repurchase(2)
January 2, 2025(1)	December 2, 2024	December 30, 2024	—	—	$—
April 1, 2025	March 3, 2025	March 28, 2025	$29.64	18,836	547
July 1, 2025	June 2, 2025	June 30, 2025	$29.68	39,970	1,187
October 1, 2025	September 2, 2025	September 30, 2025	$29.86	221,003	6,580
Total				279,809	$8,314
________________
(1)The Company did not repurchase any Common Shares under its discretionary share repurchase program on the applicable repurchase date.
(2)Certain of the amounts herein have been rounded for convenience of presentation.

KKR FS Income Trust
Notes to Consolidated Financial Statements (continued)
(dollar amounts in thousands, except per share amounts, unless otherwise noted)

Note 3. Share Transactions (continued)
On December 1, 2025, the Company commenced a tender offer pursuant to which it offered to repurchase up to 2,350,115 Common Shares tendered prior to the offer expiring on December 29, 2025. During the period from January 1, 2026 to February 28, 2026, the Company repurchased 781,888 Common Shares that were validly tendered by shareholders at a purchase price of $29.75 per share for aggregate consideration, net of any applicable Early Repurchase Deduction, of $23,252.
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
Note 4. Related Party Transactions
Compensation of the Investment Adviser and its Affiliates
Pursuant to the Advisory Agreement, the Adviser is entitled to a base management fee calculated at an annual rate of 1.25% of the average monthly value of the Company’s net assets during the most recently completed quarter and an incentive fee based on the Company’s performance. See Note 2 for a discussion of the capital gains and subordinated income incentive fees that the Adviser may be entitled to under the Advisory Agreement. The Adviser agreed to waive the base management fee and the subordinated incentive fee on income under the Advisory Agreement through September 30, 2025.
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
Pursuant to the Administration Agreement, the Company reimburses the Adviser for expenses necessary to perform services related to its administration and operations, including the Adviser’s allocable portion of the compensation and related expenses of certain personnel of Franklin Square Holdings, L.P. (which does business as Future Standard, formerly FS Investments), or Future

KKR FS Income Trust
Notes to Consolidated Financial Statements (continued)
(dollar amounts in thousands, except per share amounts, unless otherwise noted)

Note 4. Related Party Transactions (continued)
Standard, and KKR Credit Advisers (US), LLC, or KKR Credit, providing administrative services to the Company on behalf of the Adviser. The Company reimburses the Adviser no less than monthly for all costs and expenses incurred by the Adviser in performing its obligations and providing personnel and facilities under the Administration Agreement. The Adviser allocates the cost of such services to the Company based on factors such as total assets, revenues, time allocations and/or other reasonable metrics. The Board reviews the methodology employed in determining how the expenses are allocated to the Company and the proposed allocation of administrative expenses among the Company and certain affiliates of the Adviser. The Board then assesses the reasonableness of such reimbursements for expenses allocated to the Company based on the breadth, depth and quality of such services as compared to the estimated cost to the Company of obtaining similar services from third-party service providers known to be available. In addition, the Board considers whether any single third-party service provider would be capable of providing all such services at comparable cost and quality. Finally, the Board compares the total amount paid to the Adviser for such services as a percentage of the Company’s net assets to the same ratio as reported by other comparable BDCs.
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

KKR FS Income Trust
Notes to Consolidated Financial Statements (continued)
(dollar amounts in thousands, except per share amounts, unless otherwise noted)

Note 4. Related Party Transactions (continued)
Distribution/Servicing Fees will benefit the Company and its shareholders. The Board assesses the reasonableness of such fees based on the breadth, depth and quality of the distribution services to be provided to the Company, and reviews other information relating to the Placement Agents, such as their relationships with financial intermediaries and the adequacy of their compliance program.
The following table describes the fees and expenses accrued under the Advisory Agreement, the Administration Agreement and the Expense Support Agreement, as applicable, during the years ended December 31, 2025, 2024 and 2023:

Related Party			Year Ended December 31,
	Source Agreement	Description	2025	2024	2023
The Adviser	Investment advisory agreement	Base Management Fee(1)	$14,697	$5,659	$1,345
The Adviser	Investment advisory agreement	Capital Gains Incentive Fee(2)	$1,481	$1,076	$390
The Adviser	Investment advisory agreement	Subordinated Incentive Fee on Income(3)	$15,511	$6,855	$1,218
The Adviser	Administration agreement	Administrative Services Expenses(4)	$3,033	$1,902	$895
The Adviser	Administration agreement	Organizational & Offering Costs(5)	$440	$2,711	$—
The Adviser	Expense support agreement	Expense Recoupment(6)	$—	$436	$—
________________
(1)The Adviser agreed to waive all management fees accrued under the Advisory Agreement through September 30, 2025. As of December 31, 2025, $4,630 in management fees were payable to the Adviser.
(2)During the years ended December 31, 2025, 2024 and 2023, the Company accrued capital gains incentive fees of $1,481, $1,076 and $390, respectively, based on the performance of its portfolio. As of December 31, 2025, the Company had accrued $2,947 of capital gains incentive fees payable, of which $4,167 was based on unrealized appreciation and $(1,220) was based on realized gains net of unrealized depreciation. No capital gains incentive fees are actually payable by the Company with respect to unrealized gains unless and until those gains are actually realized. See Note 2 for a discussion of the methodology employed by the Company in calculating the capital gains incentive fees.
(3)The Adviser agreed to waive all subordinated incentive fees on income accrued under the Advisory Agreement through September 30, 2025. As of December 31, 2025, $4,370 in subordinated incentive fees on income were payable to the Adviser.
(4)During the years ended December 31, 2025, 2024 and 2023, $2,714, $1,670 and $655, respectively, of administrative services expenses related to the allocation of costs of administrative personnel for services rendered to the Company by the Adviser and the remainder related to other reimbursable expenses, including reimbursement of fees related to transactional expenses for prospective investments, such as fees and expenses associated with performing due diligence reviews of investments that do not close, often referred to as “broken deal” costs. Broken deal costs were $267, $178 and $241 for the years ended December 31, 2025, 2024 and 2023, respectively. The Company paid $3,020, $1,712 and $721 in administrative services expenses to the Adviser during the years ended December 31, 2025, 2024 and 2023, respectively.
(5)During the years ended December 31, 2025 and 2024, the Company expensed organizational and offering costs of $440 and $2,711, respectively, which related to reimbursements to the Adviser for organizational and offering costs incurred on the Company’s behalf, including salaries and other direct expenses of the Adviser’s personnel and employees of its affiliates while engaged in registering and marketing the Company’s Common Shares.
(6)During the years ended December 31, 2025 and 2024, the Company accrued $0 and $436, respectively, for expense recoupments payable to the Adviser under the Expense Support Agreement (see “—Expense Support and Conditional Reimbursement” below). As of December 31, 2025, no expense recoupments remained payable to the Adviser.
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
Affiliated Borrowing
The Company is permitted to borrow from an affiliate of the Adviser. Such borrowings do not accrue interest, are unsecured and repaid within 1-2 days. As of December 31, 2025, no borrowings are outstanding under this arrangement.
Exemptive Relief
As a BDC, the Company is subject to certain regulatory restrictions in making its investments. For example, BDCs generally are not permitted to co-invest with certain affiliated entities in transactions originated by the BDC or its affiliates in the absence of an

KKR FS Income Trust
Notes to Consolidated Financial Statements (continued)
(dollar amounts in thousands, except per share amounts, unless otherwise noted)

Note 4. Related Party Transactions (continued)
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
On June 16, 2025, the Company applied for amended co-investment exemptive relief, which, if granted by the SEC, would supersede the existing co-investment exemptive relief and similarly permit co-investments with certain affiliates, but would simplify certain of the conditions and provide more flexibility than the current order.
Capital Commitments
Affiliates of the Adviser committed to invest an aggregate of $35,000 in Common Shares, or the Seed Contribution, and will not transfer or otherwise dispose of their respective capital commitment or Common Shares without the Company’s prior written consent for a period ending on the third anniversary of the BDC Election Date.
As of December 31, 2025, the full $35,000 of capital commitments under the Seed Contribution had been called and funded.
As of December 31, 2025, an additional $219,500 of capital commitments from third-party private investors had been called and funded in connection with the Private Offering.
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
For the years ended December 31, 2025 and 2024, there were no Expense Payments that the Adviser agreed to pay. For the year ended December 31, 2023, the Adviser agreed to pay $147 in Expense Payments, subject to reimbursement by the Company in accordance with the Expense Support Agreement. For the years ended December 31, 2025 and 2024, the Company reimbursed the Adviser for $0 and $436, respectively, of previously waived expenses. As of December 31, 2025, there are no remaining amounts of previously waived expenses subject to recoupment.

KKR FS Income Trust
Notes to Consolidated Financial Statements (continued)
(dollar amounts in thousands, except per share amounts, unless otherwise noted)

Note 5. Distributions
The following tables reflect the cash distributions per share that the Company has declared on its Common Shares during the years ended December 31, 2025, 2024 and 2023:

	For the Year Ended December 31, 2025
Date Declared	Distribution	Record Date	Payment Date	Distribution per Share
January 10, 2025	Regular	January 31, 2025	February 26, 2025	$0.250
February 11, 2025	Regular	February 28, 2025	March 27, 2025	0.250
March 10, 2025	Regular	March 31, 2025	April 28, 2025	0.250
March 10, 2025	Special	March 31, 2025	April 28, 2025	0.100
April 14, 2025	Regular	April 30, 2025	May 28, 2025	0.250
May 9, 2025	Regular	May 30, 2025	June 26, 2025	0.250
June 6, 2025	Regular	June 30, 2025	July 29, 2025	0.250
July 14, 2025	Regular	July 31, 2025	August 27, 2025	0.250
July 31, 2025	Regular	August 29, 2025	September 26, 2025	0.250
August 28, 2025	Regular	September 30, 2025	October 29, 2025	0.250
October 8, 2025	Regular	October 31, 2025	November 25, 2025	0.250
October 30, 2025	Regular	November 28, 2025	December 29, 2025	0.250
December 5, 2025	Regular	December 31, 2025	January 28, 2026	0.225
Total				$3.075

	For the Year Ended December 31, 2024
Date Declared	Distribution	Record Date	Payment Date	Distribution per Share
January 5, 2024	Regular	January 31, 2024	February 27, 2024	$0.24
February 20, 2024	Regular	February 29, 2024	March 26, 2024	0.24
March 7, 2024	Regular	March 28, 2024	April 26, 2024	0.25
April 3, 2024	Regular	April 30, 2024	May 29, 2024	0.25
May 2, 2024	Regular	May 31, 2024	June 26, 2024	0.25
June 11, 2024	Regular	June 28, 2024	July 29, 2024	0.25
June 11, 2024	Special	June 28, 2024	July 29, 2024	0.10
July 11, 2024	Regular	July 31, 2024	August 28, 2024	0.25
July 31, 2024	Regular	August 30, 2024	September 26, 2024	0.25
September 16, 2024	Regular	September 30, 2024	October 29, 2024	0.25
September 16, 2024	Special	September 30, 2024	October 29, 2024	0.10
October 10, 2024	Regular	October 31, 2024	November 26, 2024	0.25
November 7, 2024	Regular	November 29, 2024	December 27, 2024	0.25
December 12, 2024	Regular	December 31, 2024	January 29, 2025	0.25
December 12, 2024	Special	December 31, 2024	January 29, 2025	0.10
Total				$3.28

	For the Year Ended December 31, 2023
Date Declared	Distribution	Record Date	Payment Date	Distribution per Share
September 26, 2023	Regular	September 29, 2023	October 27, 2023	$0.24
September 26, 2023	Regular	October 31, 2023	November 28, 2023	0.24
September 26, 2023	Regular	November 30, 2023	December 27, 2023	0.24
September 26, 2023	Regular	December 29, 2023	January 30, 2024	0.24
Total				$0.96
Subject to applicable legal restrictions and the sole discretion of the Company’s Board, the Company intends to declare and pay regular cash distributions on a monthly basis. From time to time, the Company may also declare and pay special interim distributions in the form of cash or shares of its Common Shares at the discretion of the Company’s Board. These distributions have been or will be paid monthly to shareholders of record as of monthly record dates previously determined by the Company’s Board. Shareholders receive the distribution payments in cash or in Common Shares in accordance with their election under the Company’s distribution

KKR FS Income Trust
Notes to Consolidated Financial Statements (continued)
(dollar amounts in thousands, except per share amounts, unless otherwise noted)

Note 5. Distributions (continued)
reinvestment plan. The timing and amount of any future distributions to shareholders are subject to applicable legal restrictions and the sole discretion of the Company’s Board.
The Company may fund its cash distributions to shareholders from any sources of funds legally available to it, including proceeds from the sale of Common Shares in the Private Offering, borrowings, net investment income from operations, capital gains proceeds from the sale of assets, non-capital gains proceeds from the sale of assets, and dividends or other distributions paid to the Company on account of preferred and common equity investments in portfolio companies. The Company has not established limits on the amount of funds it may use from available sources to make distributions. During certain periods, the Company’s distributions may exceed its earnings. As a result, it is possible that a portion of the distributions the Company makes may represent a return of capital. A return of capital generally is a return of a shareholder’s investment rather than a return of earnings or gains derived from the Company’s investment activities. Each year a statement on Form 1099-DIV identifying the sources of the distributions (i.e., paid from ordinary income, paid from net capital gains on the sale of securities, and/or a return of capital) will be mailed to the Company’s shareholders. There can be no assurance that the Company will be able to pay distributions at a specific rate or at all.
The following table reflects the sources of the cash distributions on a tax basis that the Company has paid on its Common Shares during the years ended December 31, 2025, 2024 and 2023:

	Year Ended December 31,
	2025		2024		2023
Source of Distribution	Distribution Amount	Percentage	Distribution Amount	Percentage	Distribution Amount	Percentage
Offering proceeds	$—	—	$—	—	$—	—
Borrowings	—	—	—	—	—	—
Net investment income(1)	123,856	100%	54,211	99%	8,119	100%
Short-term capital gains proceeds from the sale of assets	—	—	410	1%	—	—
Long-term capital gains proceeds from the sale of assets	—	—	—	—	—	—
Non-capital gains proceeds from the sale of assets	—	—	—	—	—	—
Distributions on account of preferred and common equity	—	—	—	—	—	—
Total	$123,856	100%	$54,621	100%	$8,119	100%
________________
(1)During the years ended December 31, 2025, 2024 and 2023, 95.7%, 96.0% and 98.3%, respectively, of the Company’s gross investment income was attributable to cash income earned, 1.2%, 1.3% and 1.5%, respectively, was attributable to non-cash accretion of discount and 3.1%, 2.7% and 0.2%, respectively, was attributable to paid-in-kind, or PIK, interest.
The Company’s net investment income on a tax basis for the years ended December 31, 2025, 2024 and 2023 was $116,020, $55,568 and $9,875, respectively. As of December 31, 2025, 2024 and 2023, the Company had $0, $3,186 and $2,120, respectively, of undistributed net investment income and $2,393, $21 and $0, respectively, of accumulated capital gains on a tax basis.
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

KKR FS Income Trust
Notes to Consolidated Financial Statements (continued)
(dollar amounts in thousands, except per share amounts, unless otherwise noted)

Note 5. Distributions (continued)
The following table sets forth a reconciliation between GAAP-basis net investment income and tax-basis net investment income during the years ended December 31, 2025, 2024, and 2023:

	Year Ended December 31,
	2025	2024	2023
GAAP-basis net investment income	$118,239	$53,872	$10,045
Reversal of capital gains incentive fee	1,481	1,076	390
Income subject to tax not recorded for GAAP	227	—	—
Excise taxes	—	234	73
Reclassification of unamortized original issue discount and prepayment fees	(2,828)	(109)	(405)
Other miscellaneous differences	(1,099)	495	(228)
Tax-basis net investment income	$116,020	$55,568	$9,875
The Company may make certain adjustments to the classification of shareholders’ equity as a result of permanent book-to-tax differences. During the year ended December 31, 2025, the Company decreased capital in excess of par value and accumulated undistributed (distributions in excess of) net investment income by $52 and $1,930, respectively, and increased accumulated undistributed net realized gain (loss) on investments and gain (loss) on foreign currency by $1,982. During the year ended December 31, 2024, the Company decreased capital in excess of par value and accumulated undistributed (distributions in excess of) net investment income by $240 and $83, respectively, and increased accumulated undistributed net realized gain (loss) on investments and gain (loss) on foreign currency by $323.
The determination of the tax attributes of the Company’s distributions is made annually as of the end of the Company’s fiscal year based upon the Company’s taxable income for the full year and distributions paid for the full year. The actual tax characteristics of distributions to shareholders are reported to shareholders annually on Form 1099-DIV.
As of December 31, 2025 and 2024, the components of accumulated earnings on a tax basis were as follows:

	December 31, 2025	December 31, 2024
Distributable ordinary income	$—	$3,186
Distributable realized gains (accumulated capital losses)	2,393	21
Unamortized organizational costs	(858)	(924)
Other temporary differences	(6,194)	(1,466)
Net unrealized appreciation (depreciation)(1)	23,932	12,175
Total	$19,273	$12,992
________________
(1)As of December 31, 2025 and 2024, the Company’s gross unrealized appreciation on a tax basis was $36,745 and $13,838, respectively. As of December 31, 2025 and 2024, the Company’s gross unrealized depreciation on a tax basis was $12,813 and $1,663, respectively.
The aggregate cost of the Company’s investments for U.S. federal income tax purposes totaled $2,596,699 and $1,052,681 as of December 31, 2025 and 2024, respectively. The aggregate net unrealized appreciation (depreciation) on investments on a tax basis was $28,396 and $11,392 as of December 31, 2025 and 2024, respectively. The aggregate net unrealized appreciation (depreciation) on investments on a tax basis excludes net unrealized appreciation (depreciation) from foreign currency forward contracts and foreign currency transactions.

KKR FS Income Trust
Notes to Consolidated Financial Statements (continued)
(dollar amounts in thousands, except per share amounts, unless otherwise noted)

Note 6. Investment Portfolio
The following table summarizes the composition of the Company’s investment portfolio at cost and fair value as of December 31, 2025 and 2024:

	December 31, 2025			December 31, 2024
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$1,954,430	$1,964,215	74.8%	$857,958	$865,488	81.3%
Subordinated Debt	1,938	2,015	0.1%	1,682	1,667	0.2%
Asset Based Finance	640,556	658,865	25.1%	193,223	196,918	18.5%
Total	$2,596,924	$2,625,095	100.0%	$1,052,863	$1,064,073	100.0%
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
As of December 31, 2025, the Company held investments in two portfolio companies of which it is deemed to be an “affiliated person” but is not deemed to “control.” As of December 31, 2025, the Company held investments in seven portfolio companies of which it is deemed to “control.” For additional information with respect to such portfolio companies, see footnotes (m) and (n) to the consolidated schedule of investments as of December 31, 2025.
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
The Company’s investment portfolio may contain loans and other unfunded arrangements that are in the form of lines of credit, revolving credit facilities, delayed draw credit facilities or other investments, which require the Company to provide funding when requested by portfolio companies in accordance with the terms of the underlying agreements. As of December 31, 2025, the Company had unfunded debt investments with aggregate unfunded commitments of $548,706 and unfunded equity/other commitments of $9,616. As of December 31, 2024, the Company had unfunded debt investments with aggregate unfunded commitments of $258,134 and unfunded equity/other commitments of $22,827. The Company maintains sufficient cash on hand and available capital in connection with undrawn commitments to fund such unfunded commitments should the need arise. For additional details regarding the Company’s unfunded debt investments, see the Company’s consolidated schedules of investments as of December 31, 2025 and 2024.

KKR FS Income Trust
Notes to Consolidated Financial Statements (continued)
(dollar amounts in thousands, except per share amounts, unless otherwise noted)

Note 6. Investment Portfolio (continued)
The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of December 31, 2025 and 2024:

	December 31, 2025		December 31, 2024
Industry Classification	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Automobiles & Components	$8,367	0.3%	$—	—
Banks	62,483	2.4%	1,148	0.1%
Capital Goods	387,085	14.7%	160,388	15.1%
Commercial & Professional Services	291,011	11.1%	207,960	19.6%
Consumer Discretionary Distribution & Retail	—	—	6,683	0.6%
Consumer Durables & Apparel	11,078	0.4%	9,409	0.9%
Consumer Services	122,173	4.7%	59,984	5.6%
Consumer Staples Distribution & Retail	15,981	0.6%	16,427	1.6%
Equity Real Estate Investment Trusts (REITs)	17,253	0.7%	20,676	1.9%
Financial Services	327,038	12.5%	96,682	9.1%
Food, Beverage & Tobacco	32,615	1.2%	—	—
Health Care Equipment & Services	247,745	9.4%	157,954	14.9%
Household & Personal Products	6,237	0.2%	—	—
Insurance	177,799	6.8%	92,396	8.7%
Materials	62,474	2.4%	21,447	2.0%
Media & Entertainment	50,557	1.9%	—	—
Pharmaceuticals, Biotechnology & Life Sciences	25,530	1.0%	34,250	3.2%
Real Estate Management & Development	121,281	4.6%	43,784	4.1%
Software & Services	533,769	20.3%	78,631	7.4%
Technology Hardware & Equipment	264	0.0%	264	0.0%
Telecommunication Services	10,801	0.4%	—	—
Transportation	112,139	4.3%	54,412	5.1%
Utilities	1,415	0.1%	1,578	0.1%
Total	$2,625,095	100.0%	$1,064,073	100.0%

Note 7. Financial Instruments
The following is a summary of the fair value and location of the Company’s derivative instruments not designated as a qualifying hedge accounting relationship in the consolidated statements of assets and liabilities held as of December 31, 2025 and 2024:

Derivative Instrument	Statement Location	December 31, 2025	December 31, 2024
Foreign currency forward contracts	Unrealized appreciation on foreign currency forward contracts	$321	$200
Foreign currency forward contracts	Unrealized depreciation on foreign currency forward contracts	(208)	—
Total		$113	$200

KKR FS Income Trust
Notes to Consolidated Financial Statements (continued)
(dollar amounts in thousands, except per share amounts, unless otherwise noted)

Note 7. Financial Instruments (continued)
Net realized and unrealized gains and losses on derivative instruments not designated as a qualifying hedge accounting relationship recorded by the Company for the years ended December 31, 2025 and 2024 are in the following locations in the consolidated statements of operations:

		Year Ended December 31,
Derivative Instrument	Statement Location	2025	2024
Foreign currency forward contracts	Net realized gain (loss) on foreign currency forward contracts	$(202)	$(36)
Foreign currency forward contracts	Net change in unrealized appreciation (depreciation) on foreign currency forward contracts	(87)	200
Total		$(289)	$164
Offsetting of Derivative Instruments
The Company has derivative instruments that are subject to master netting agreements. These agreements include provisions to offset positions with the same counterparty in the event of default by one of the parties. The Company’s unrealized appreciation and depreciation on derivative instruments are reported as gross assets and liabilities, respectively, in the consolidated statements of assets and liabilities. The following tables present the Company’s assets and liabilities related to derivatives by counterparty, net of amounts available for offset under a master netting arrangement and net of any collateral received or pledged by the Company for such assets and liabilities as of December 31, 2025 and 2024:

	As of December 31, 2025
Counterparty	Derivative Assets Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash Collateral Received(1)	Cash Collateral Received(1)	Net Amount of Derivative Assets(2)
Goldman Sachs Bank USA	$321	$(208)	$—	$—	$113
Total	$321	$(208)	$—	$—	$113
Counterparty	Derivative Liabilities Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash Collateral Pledged(1)	Cash Collateral Pledged(1)	Net Amount of Derivative Liabilities(3)
Goldman Sachs Bank USA	$(208)	$208	$—	$—	$—
Total	$(208)	$208	$—	$—	$—

	As of December 31, 2024
Counterparty	Derivative Assets Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash Collateral Received(1)	Cash Collateral Received(1)	Net Amount of Derivative Assets(2)
Goldman Sachs Bank USA	$200	$—	$—	$—	$200
Total	$200	$—	$—	$—	$200
Counterparty	Derivative Liabilities Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash Collateral Pledged(1)	Cash Collateral Pledged(1)	Net Amount of Derivative Liabilities(3)
Goldman Sachs Bank USA	$—	$—	$—	$—	$—
Total	$—	$—	$—	$—	$—
____________
(1)In some instances, the actual amount of the collateral received and/or pledged may be more than the amount shown due to overcollateralization.
(2)Net amount of derivative assets represents the net amount due from the counterparty to the Company.
(3)Net amount of derivative liabilities represents the net amount due from the Company to the counterparty.
Foreign Currency Forward Contracts
The Company may enter into foreign currency forward contracts from time to time to facilitate settlement of purchases and sales of investments denominated in foreign currencies and to economically hedge the impact that an adverse change in foreign exchange rates would have on the value of the Company’s investments denominated in foreign currencies. A foreign currency forward contract is a commitment to purchase or sell a foreign currency at a future date at a negotiated forward rate. These contracts are marked-to-market by recognizing the difference between the contract forward exchange rate and the forward market exchange rate on

KKR FS Income Trust
Notes to Consolidated Financial Statements (continued)
(dollar amounts in thousands, except per share amounts, unless otherwise noted)

Note 7. Financial Instruments (continued)
the last day of the period presented as unrealized appreciation or depreciation. Realized gains or losses are recognized when forward contracts are settled. Risks arise as a result of the potential inability of the counterparties to meet the terms of their contracts. The Company attempts to limit counterparty risk by only dealing with well-known counterparties.
The average notional balance of foreign currency forward contracts during the years ended December 31, 2025 and 2024 were $12,940 and $4,139, respectively.
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
As of December 31, 2025 and 2024, the Company’s investments were categorized as follows in the fair value hierarchy:

Valuation Inputs	December 31, 2025	December 31, 2024
Level 1—Price quotations in active markets	$—	$—
Level 2—Significant other observable inputs	244,873	41,655
Level 3—Significant unobservable inputs	2,380,222	1,022,418
	$2,625,095	$1,064,073
As of December 31, 2025, the Company had certain cash equivalents invested in money market accounts which were categorized as Level 1 in the fair value hierarchy. In addition, the Company had foreign currency forward contracts, as described in Note 7, which were categorized as Level 2 in the fair value hierarchy as of December 31, 2025 and 2024.
The Board is responsible for overseeing the valuation of the Company’s portfolio investments at fair value as determined in good faith pursuant to the Adviser’s valuation policy. The Board has designated the Adviser as the Company’s valuation designee, with day-to-day responsibility for implementing the portfolio valuation process set forth in the Adviser’s valuation policy.
The Company’s investments consist primarily of debt investments that were acquired directly from the issuer. Debt investments, for which broker quotes are not available, are valued by independent valuation firms, which determine the fair value of such investments by considering, among other factors, the borrower’s ability to adequately service its debt, prevailing interest rates for like investments, expected cash flows, call features, anticipated repayments and other relevant terms of the investments. Except as described below, all of the Company’s equity/other investments are also valued by independent valuation firms, which determine the fair value of such investments by considering, among other factors, contractual rights ascribed to such investments, as well as various income scenarios and multiples of earnings before interest, taxes, depreciation and amortization, or EBITDA, cash flows, net income, revenues or, in limited instances, book value or liquidation value. An investment that is newly issued and purchased near the date of the financial statements is valued at cost if the Adviser determines that the cost of such investment is the best indication of its fair value. Such investments described above are typically classified as Level 3 within the fair value hierarchy. Investments that are traded on an active public market are valued at their closing price as of the date of the financial statements and are classified as Level 1 within the fair value hierarchy. Except as described above, the Adviser typically values the Company’s other investments by using the

KKR FS Income Trust
Notes to Consolidated Financial Statements (continued)
(dollar amounts in thousands, except per share amounts, unless otherwise noted)

Note 8. Fair Value of Financial Instruments (continued)
midpoint of the prevailing bid and ask prices from dealers on the date of the relevant period end, which are provided by independent third-party pricing services and screened for validity by such services and are typically classified as Level 2 within the fair value hierarchy.
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
The following is a reconciliation of investments for which significant unobservable inputs (Level 3) were used in determining fair value for the years ended December 31, 2025 and 2024:

	For the Year Ended December 31, 2025
	Senior Secured Loans—First Lien	Subordinated Debt	Asset Based Finance	Total
Fair value at beginning of period	$865,488	$1,667	$155,263	$1,022,418
Accretion of discount (amortization of premium)	2,412	—	1,228	3,640
Net realized gain (loss)	(231)	—	(256)	(487)
Net change in unrealized appreciation (depreciation)	2,702	92	12,304	15,098
Purchases	1,136,249	—	475,016	1,611,265
Paid-in-kind interest	2,895	256	1,416	4,567
Sales and repayments	(170,302)	—	(105,977)	(276,279)
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Fair value at end of period	$1,839,213	$2,015	$538,994	$2,380,222
The amount of total gains or (losses) for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$5,119	$92	$13,269	$18,480

	For the Year Ended December 31, 2024
	Senior Secured Loans—First Lien	Subordinated Debt	Asset Based Finance	Total
Fair value at beginning of period	$204,314	$961	$57,041	$262,316
Accretion of discount (amortization of premium)	674	3	327	1,004
Net realized gain (loss)	(26)	—	10	(16)
Net change in unrealized appreciation (depreciation)	4,998	(3)	2,574	7,569
Purchases	683,099	485	149,812	833,396
Paid-in-kind interest	1,157	221	715	2,093
Sales and repayments	(28,728)	—	(55,216)	(83,944)
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Fair value at end of period	$865,488	$1,667	$155,263	$1,022,418
The amount of total gains or (losses) for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$4,963	$(3)	$2,574	$7,534

KKR FS Income Trust
Notes to Consolidated Financial Statements (continued)
(dollar amounts in thousands, except per share amounts, unless otherwise noted)

Note 8. Fair Value of Financial Instruments (continued)
The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements as of December 31, 2025 and 2024 were as follows:

Type of Investment	Fair Value at December 31, 2025	Valuation Technique	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input(1)
Senior Debt	$1,667,582	Discounted Cash Flow	Discount Rate	4.6% - 12.7% (8.4%)	Decrease
	171,631	Cost(2)
Subordinated Debt	2,015	Discounted Cash Flow	Discount Rate	14.1% - 14.1% (14.1%)	Decrease
Asset Based Finance	298,014	Discounted Cash Flow	Discount Rate	4.7% - 43.7% (9.9%)	Decrease
	130,135	Cost(2)
	110,845	Other(3)
Total	$2,380,222

Type of Investment	Fair Value at December 31, 2024	Valuation Technique	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input(1)
Senior Debt	$855,090	Discounted Cash Flow	Discount Rate	7.6% - 11.4% (9.5%)	Decrease
	10,398	Cost(2)
Subordinated Debt	1,667	Discounted Cash Flow	Discount Rate	15.4% - 15.4% (15.4%)	Decrease
Asset Based Finance	139,551	Discounted Cash Flow	Discount Rate	4.8% - 41.7% (9.9%)	Decrease
	3,516	Waterfall	EBITDA Multiple	1.1x - 1.1x (1.1x)	Increase
	12,196	Cost(2)
Total	$1,022,418
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
Note 9. Financing Arrangements
In accordance with the 1940 Act, the Company is allowed to borrow amounts such that its asset coverage, as calculated pursuant to the 1940 Act, equals at least 150% after such borrowing. As of December 31, 2025, the aggregate amount outstanding of the senior securities issued by the Company was $1,134,208. As of December 31, 2025, the Company’s asset coverage was 236%.
The following tables present summary information with respect to the Company’s outstanding financing arrangements as of December 31, 2025 and 2024:

	As of December 31, 2025
Arrangement	Type of Arrangement	Rate	Amount Outstanding		Amount Available	Maturity Date
Senior Secured Revolving Credit Facility(1)	Revolving Credit Facility	SOFR+2.125%(2)	$390,708	(3)	$129,292	July 19, 2028
K-FIT AB-1 Credit Facility(1)	Revolving Credit Facility	SOFR+1.85%(2)	427,000		73,000	October 16, 2030
K-FIT CO-1 Credit Facility(1)	Revolving Credit Facility	SOFR+1.85%(2)	316,500		83,500	March 4, 2030
Total			$1,134,208		$285,792
___________
(1)The carrying amount outstanding under the facility approximates its fair value.
(2)The benchmark rate is subject to a 0% floor.
(3)Amount includes borrowings in Euros and British pounds. Euro balance outstanding of €80,600 has been converted to U.S. dollars at an exchange rate of €1.00 to $1.17 as of December 31, 2025. British pound balance outstanding of £71,500 has been converted to U.S. dollars at an exchange rate of £1.00 to $1.34 as of December 31, 2025 to reflect total amount outstanding in U.S. dollars.

KKR FS Income Trust
Notes to Consolidated Financial Statements (continued)
(dollar amounts in thousands, except per share amounts, unless otherwise noted)

Note 9. Financing Arrangements (continued)

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
(3)Amount includes borrowings in Canadian dollars, Euros and British pounds. Canadian dollar balance outstanding of C$500 has been converted to U.S. dollars at an exchange rate of C$1.00 to $0.69 as of December 31, 2024. Euro balance outstanding of €6,500 has been converted to U.S. dollars at an exchange rate of €1.00 to $1.04 as of December 31, 2024. British pound balance outstanding of £15,000 has been converted to U.S. dollars at an exchange rate of £1.00 to $1.25 as of December 31, 2024 to reflect total amount outstanding in U.S. dollars.
For the years ended December 31, 2025, 2024 and 2023, the components of total interest expense for the Company’s financing arrangements were as follows:

	Year Ended December 31,
	2025			2024			2023
Arrangement(1)	Direct Interest Expense(2)	Amortization of Deferred Financing Costs	Total Interest Expense	Direct Interest Expense(2)	Amortization of Deferred Financing Costs	Total Interest Expense	Direct Interest Expense(2)	Amortization of Deferred Financing Costs	Total Interest Expense
Senior Secured Revolving Credit Facility	$8,301	$540	$8,841	$4,855	$406	$5,261	$530	$131	$661
K-FIT AB-1 Credit Facility	16,710	803	17,513	7,923	609	8,532	329	125	454
K-FIT CO-1 Credit Facility	9,720	399	10,119	—	—	—	—	—	—
Total	$34,731	$1,742	$36,473	$12,778	$1,015	$13,793	$859	$256	$1,115
_____________________
(1)Borrowings of each of the Company’s wholly-owned, special-purpose financing subsidiaries are considered borrowings of the Company for purposes of complying with the asset coverage requirements applicable to BDCs under the 1940 Act.
(2)Direct interest expense includes the effect of non-usage fees.
The Company’s average borrowings and weighted average interest rate, including the effect of non-usage fees, for the year ended December 31, 2025 were $530,169 and 6.55%, respectively. As of December 31, 2025, the Company’s weighted average effective interest rate on borrowings, including the effect of non-usage fees, was 5.66%.
The Company’s average borrowings and weighted average interest rate, including the effect of non-usage fees, for the year ended December 31, 2024 were $149,317 and 8.56%, respectively. As of December 31, 2024, the Company’s weighted average effective interest rate on borrowings, including the effect of non-usage fees, was 6.88%.
Under its financing arrangements, the Company has made certain representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar financing arrangements. The Company was in compliance with all covenants required by its financing arrangements as of December 31, 2025 and 2024.
Senior Secured Revolving Credit Facility
On July 19, 2023, the Company entered into a senior secured revolving credit facility, or, as subsequently amended, the Senior Secured Revolving Credit Facility, with Sumitomo Mitsui Banking Corporation, or SMBC, as administrative agent, and the lenders and issuing banks party thereto.
The Senior Secured Revolving Credit Facility provides for borrowings in U.S. dollars and certain agreed upon foreign currencies in an aggregate amount of up to $520,000 (increased from $50,000 to $75,000 on January 26, 2024, increased from $75,000 to $125,000 on March 20, 2024, increased from $125,000 to $150,000 on November 14, 2024, increased from $150,000 to $350,000 on May 16, 2025, increased from $350,000 to $370,000 on August 27, 2025, increased from $370,000 to $420,000 on November 24, 2025, and increased from $420,000 to $520,000 on December 30, 2025) with an option for the Company to request, at one or more times, that existing and/or new lenders, at their election, provide additional commitments of up to the greater of (i) $600,000 and (ii)

KKR FS Income Trust
Notes to Consolidated Financial Statements (continued)
(dollar amounts in thousands, except per share amounts, unless otherwise noted)

Note 9. Financing Arrangements (continued)
22.5% of shareholder’s equity. The Senior Secured Revolving Credit Facility provides for the issuance of letters of credit in an aggregate amount of up to $100,000. As of December 31, 2025, $0 of such letters of credit have been issued.
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
K-FIT AB-1 Credit Facility
On October 10, 2023, K-FIT Finance AB-1 LLC, or K-FIT AB-1, a wholly-owned, special purpose financing subsidiary of the Company, entered into a revolving credit facility, or, as amended, the K-FIT AB-1 Credit Facility, with Ally Bank, as administrative agent and arranger, Computershare Trust Company, N.A., as collateral administrator and collateral custodian, and the lenders from time to time party thereto. The K-FIT AB-1 Credit Facility provides for, among other things, borrowings in U.S. dollars in an aggregate principal amount of up to $500,000 on a committed basis.
K-FIT AB-1 may elect at one or more times, subject to certain conditions, including the consent of Ally Bank, to increase the maximum committed amount up to $750,000. The end of the revolving period and the maturity date for the K-FIT AB-1 Credit Facility are October 16, 2028 and October 16, 2030, respectively. Advances under the K-FIT AB-1 Credit Facility are subject to compliance with a borrowing base test.
Under the K-FIT AB-1 Credit Facility, borrowings bear interest at the rate of Daily 1M SOFR plus 1.85% per annum. Interest is payable quarterly in arrears. For the first three months after October 10, 2023, K-FIT AB-1 was subject to a quarterly non-usage fee of 0.50% on the average daily unborrowed portion of the committed facility amount, and thereafter, K-FIT AB-1 is subject to a quarterly non-usage fee between 0.50% and 1.00% on the average daily unborrowed portion of the committed facility amount.
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

KKR FS Income Trust
Notes to Consolidated Financial Statements (continued)
(dollar amounts in thousands, except per share amounts, unless otherwise noted)

Note 9. Financing Arrangements (continued)
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
The K-FIT CO-1 Credit Facility provides for, among other things, borrowings in U.S. dollars, Australian dollars, Canadian dollars, Euros and British pounds in an aggregate amount of up to $400,000. The revolving period during which K-FIT CO-1 is permitted to borrow, repay and re-borrow advances will terminate on March 4, 2028. Advances under the K-FIT CO-1 Credit Facility are subject to satisfaction of certain conditions, including maintenance of the required borrowing base. Any amounts borrowed under the K-FIT CO-1 Credit Facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on March 4, 2030.
Note 10. Commitments and Contingencies
On May 9, 2024, and most recently amended on March 24, 2025, the Company entered into an amended and restated facility agreement, or the Cliffwater Facility Agreement, with Cliffwater Corporate Lending Fund, or Cliffwater, and CCLF Holdings (D13) LLC, or CCLF Sub, and together with Cliffwater, individually and collectively, the Financing Provider, each an unaffiliated third party, to acquire portfolio investments from time to time by purchasing all or a portion of certain investments owned and held by the Financing Provider at the Company’s or the Financing Provider’s request pursuant to the terms and provisions of the Cliffwater Facility Agreement, or the Warehousing Transaction. The Cliffwater Facility Agreement creates a forward obligation of the Financing Provider to sell, and a forward obligation of the Company or its designee to purchase, all or a portion of certain investments owned and held by the Financing Provider at the Company’s or the Financing Provider’s request pursuant to the terms and conditions of the Cliffwater Facility Agreement. Prior to the date on which (i) an insolvency proceeding is commenced by the Company or (ii) an insolvency proceeding is commenced against the Company and is not dismissed or stayed within 60 days, the Company’s obligation to purchase such investments is conditional upon satisfying certain conditions, including that the Company has called and received cash funding from subscriptions in an aggregate amount of at least $1.4 billion, such condition, the Capital Condition.
During the year ended December 31, 2025, the Company purchased investments, including unfunded commitments, with a cost of $90,788 from the Financing Provider. As of December 31, 2025, $12,774 of these purchases are included in payable for investments purchased in the consolidated statements of assets and liabilities. For the period from January 1, 2026 through February 28, 2026, there were no investments purchased by the Company from the Financing Provider.
As of December 31, 2025, the conditions precedent to the Company’s obligation to purchase any additional investments from the Financing Provider had not been met. The Company did not hold any beneficial interest in the warehouse.
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

KKR FS Income Trust
Notes to Consolidated Financial Statements (continued)
(dollar amounts in thousands, except per share amounts, unless otherwise noted)

Note 10. Commitments and Contingencies (continued)
Unfunded commitments to provide funds to portfolio companies are not recorded in the Company’s consolidated statements of assets and liabilities. Since these commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. The Company has sufficient liquidity to fund these commitments. As of December 31, 2025, the Company’s unfunded commitments consisted of the following:

Category / Company(1)	Commitment Amount
Senior Secured Loans—First Lien
AGS Health LLC	$1,679
AGS Health LLC	596
A-Lign Assurance LLC	3,287
A-Lign Assurance LLC	1,570
Apex Service Partners LLC	2,767
Arcfield Acquisition Corp	2,780
Arcwood Environmental (fka Heritage Environmental Services Inc)	2,797
Area Wide Protective Inc	2,769
Avetta LLC	780
Avetta LLC	367
Avetta LLC	1,605
BGB Group LLC	2,185
BGB Group LLC	3,278
Bonterra LLC	3,310
Bonterra LLC	890
Cadence Education LLC	1,412
Cadence Education LLC	672
Cambrex Corp	1,782
Cambrex Corp	2,160
Cambrex Corp	11,348
Carrier Fire Protection	1,316
Carrier Fire Protection	1,656
Carrier Fire Protection	120
Circana Group (f.k.a. NPD Group)	718
Clarience Technologies LLC	4,483
Clarience Technologies LLC	9,920
Clarience Technologies LLC	672
CLEAResult Consulting Inc	3,108
CLEAResult Consulting Inc	2,065
ClubCorp Club Operations Inc	2,061
ClubCorp Club Operations Inc	1,237
Com Laude Group Ltd	4,263
Com Laude Group Ltd	1,714
Community Brands Inc	873
Community Brands Inc	1,640
CSafe Global	2,303
Dental365 LLC	1,995
Dental365 LLC	4,271
DOXA Insurance Holdings LLC	1,085
DOXA Insurance Holdings LLC	696
DuBois Chemicals Inc	2,138
DuBois Chemicals Inc	621
Eagle Railcar Services Roscoe Inc	1,807
Eagle Railcar Services Roscoe Inc	2,008
Flexera Software LLC	3,024

KKR FS Income Trust
Notes to Consolidated Financial Statements (continued)
(dollar amounts in thousands, except per share amounts, unless otherwise noted)

Note 10. Commitments and Contingencies (continued)

Category / Company(1)	Commitment Amount
Follett Software Co	$925
Frontline Road Safety LLC	4,151
Frontline Road Safety LLC	408
Galway Partners Holdings LLC	757
Granicus Inc	46
Granicus Inc	636
Higginbotham Insurance Agency Inc	4,233
Highgate Hotels Inc	1,580
Highgate Hotels Inc	3,206
Homrich & Berg Inc	849
Horizon CTS Buyer LLC	5,300
Horizon CTS Buyer LLC	7,108
Inhabit IQ	1,192
Inhabit IQ	745
Insightsoftware.Com Inc	4,805
Insightsoftware.Com Inc	560
Integrity Marketing Group LLC	6,056
Integrity Marketing Group LLC	7,613
J S Held LLC	1,588
J S Held LLC	2,470
Jeppesen Holdings LLC	1,221
Keystone Agency Partners LLC	8,749
Keystone Agency Partners LLC	3,884
Lazer Logistics Inc	1,233
Lazer Logistics Inc	1,667
Learning Experience Corp/The	801
Legends Hospitality LLC	1,357
Legends Hospitality LLC	171
Magna Legal Services LLC	852
MAI Capital Management LLC	2,026
MAI Capital Management LLC	2,881
MB2 Dental Solutions LLC	3,050
MB2 Dental Solutions LLC	1,559
Med-Metrix	10,072
Med-Metrix	4,286
Mercer Advisors Inc	16,755
Model N Inc	2,664
Model N Inc	1,421
NAVEX Global Inc	326
NAVEX Global Inc	6,883
NeoGov Newt Holdco Inc	821
NeoGov Newt Holdco Inc	1,825
NeoGov Newt Holdco Inc	3,650
Netsmart Technologies Inc	4,236
Netsmart Technologies Inc	4,343
OEConnection LLC	1,003
OEConnection LLC	3,807
OEConnection LLC	1,597
OEConnection LLC	1,376
Orion Services Group	2,758

KKR FS Income Trust
Notes to Consolidated Financial Statements (continued)
(dollar amounts in thousands, except per share amounts, unless otherwise noted)

Note 10. Commitments and Contingencies (continued)

Category / Company(1)	Commitment Amount
PCI Pharma Services	$19,727
PCI Pharma Services	252
PCI Pharma Services	5,817
Pike Corp	4,539
Pike Corp	3,034
Premise Health Holding Corp	369
Premise Health Holding Corp	1,574
PROS Holdings Inc	861
PSC Group	234
PSC Group	258
Radwell International LLC	1,512
Railpros Inc	361
Railpros Inc	180
RBmedia	1,163
Resa Power LLC	2,802
Resa Power LLC	1,975
Revere Superior Holdings Inc	913
Revere Superior Holdings Inc	238
Rialto Capital Management LLC	834
Rockefeller Capital Management LP	4,000
SAMBA Safety Inc	423
SAMBA Safety Inc	603
Service Express Inc	4,207
Service Express Inc	4,580
Service Logic LLC	5,440
Service Logic LLC	2,720
Sphera Solutions Inc	8,702
Sphera Solutions Inc	4,698
Spins LLC	1,063
Spotless Brands LLC	5,841
STV Group Inc	1,382
STV Group Inc	1,974
SureScripts LLC	6,405
Trackunit ApS	8,237
Turnpoint Services Inc	415
Turnpoint Services Inc	1,108
USIC Holdings Inc	919
USIC Holdings Inc	2,470
Veriforce LLC	518
Veriforce LLC	935
Veriforce LLC	20,071
Vermont Information Processing Inc	3,804
Vermont Information Processing Inc	1,141
VetCor Professional Practices LLC	400
Vitu	3,598
Wealth Enhancement Group LLC	1,775
Wealth Enhancement Group LLC	298
WebPros Holding Sarl	2,581
WebPros Holding Sarl	3,559
Wedgewood Weddings	4,702

KKR FS Income Trust
Notes to Consolidated Financial Statements (continued)
(dollar amounts in thousands, except per share amounts, unless otherwise noted)

Note 10. Commitments and Contingencies (continued)

Category / Company(1)	Commitment Amount
Wedgewood Weddings	$4,702
West Star Aviation Inc	1,658
West Star Aviation Inc	1,762
Woolpert Inc	4,718
Woolpert Inc	10,852
Xylem Kendall	5,739
Xylem Kendall	430
Zeus Industrial Products Inc	3,244
Zeus Industrial Products Inc	2,174
Asset Based Finance
Bond Aviation Holdings LLC, Term Loan	13,619
Bond Aviation Holdings LLC, Term Loan	5,329
Curia Global Inc, Revolver	10,333
FFP RECEIVABLES SPV LLC (FKA Florida Food Products LLC), Revolver	923
GreenSky Holdings LLC, Term Loan	374
Nottingdale Receivables Limited (FKA TalkTalk Telecom Group Ltd), Revolver	3,656
Opendoor Labs Inc, Structured Mezzanine	4,130
Philippine Airlines 777, Term Loan	2,831
Philippine Airlines 777, Term Loan	2,831
Sallie Mae Levered, Term Loan	250
SCRIPPS SPV LLC (FKA EW Scripps Co/The), Revolver	5,419
Setna SPV I, Term Loan	191
Styron Receivables Funding Designated Activity Company (FKA Trinseo Materials), Revolver	3,642
TPSI Receivables LLC (Tropicana Products Inc), Revolver	8,632
VIB Trade Receivables DAC (FKA Vibrantz Technologies Inc)	14,384
Wood Group Receivables LLC (FKA John Wood Group PLC), Revolver	26,341
Total	$548,706
Unfunded Equity/Other commitments	$9,616
__________
(1)May be commitments to one or more entities affiliated with the named company.
As of December 31, 2025, the Company’s debt commitments are comprised of $236,440 revolving credit facilities and $312,266 delayed draw term loans, which generally are used for acquisitions or capital expenditures and are subject to certain performance tests. Such unfunded debt commitments have a fair value representing unrealized appreciation (depreciation) of $450. The Company’s unfunded Equity/Other commitments generally require certain conditions to be met or actual approval from the Adviser prior to funding.
While the Company does not expect to fund all of its unfunded commitments, there can be no assurance that it will not be required to do so.
In the normal course of business, the Company may enter into guarantees on behalf of portfolio companies. Under such arrangements, the Company would be required to make payments to third parties if the portfolio companies were to default on their related payment obligations. The Company had no such guarantees outstanding at December 31, 2025 and December 31, 2024.

KKR FS Income Trust
Notes to Consolidated Financial Statements (continued)
(dollar amounts in thousands, except per share amounts, unless otherwise noted)

Note 11. Senior Securities Asset Coverage
Information about the Company’s senior securities is shown in the table below for the years ended December 31, 2025, 2024 and 2023:

Year Ended December 31,	Total Amount Outstanding Exclusive of Treasury Securities	Asset Coverage per Unit(1)	Involuntary Liquidation Preference per Unit(2)	Average Market Value per Unit(3) (Exclude Bank Loans)
2023	$94,746	$3,574	—	N/A
2024	$229,355	$4,616	—	N/A
2025	$1,134,208	$2,360	—	N/A
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
Note 12. Financial Highlights
The following is a schedule of financial highlights of the Company for the years ended December 31, 2025, 2024 and 2023:

	Year Ended December 31,
	2025	2024	2023
Per Share Data:
Net asset value, beginning of year	$29.56	$28.84	$25.82
Results of operations
Net investment income (loss)(1)	2.91	3.33	2.74
Net realized gain (loss) and unrealized appreciation (depreciation)(2)	0.36	0.67	2.01
Net increase (decrease) in net assets resulting from operations	3.27	4.00	4.75
Shareholder distributions(3)
Distributions from net investment income	(3.08)	(3.26)	(0.96)
Distributions from net realized gain on investments	—	(0.02)	—
Net decrease in net assets resulting from shareholder distributions	(3.08)	(3.28)	(0.96)
Capital share transactions
Issuance of Common Shares(4)	—	—	(0.77)
Net increase (decrease) in net assets resulting from capital share transactions	—	—	(0.77)
Net asset value, end of year	$29.75	$29.56	$28.84
Shares outstanding, end of year	51,837,481	28,051,771	8,457,385
Total return based on net asset value(5)	11.57%	13.87%	15.41%
Ratio/Supplemental Data:
Net assets, end of year	$1,542,161	$829,242	$243,894
Ratio of net investment income to average net assets(6)	9.81%	11.33%	9.59%
Ratio of total operating expenses to average net assets(6)	6.29%	7.42%	6.12%
Ratio of waived expenses to average net assets(6)	(1.76)%	(2.63)%	(2.59)%
Ratio of net operating expenses to average net assets(6)	4.53%	4.79%	3.53%
Portfolio turnover	20.17%	13.34%	8.40%
Total amount of senior securities outstanding, exclusive of treasury securities	$1,134,208	$229,355	$94,746
Asset coverage per unit(7)	2.36	4.62	3.57
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

KKR FS Income Trust
Notes to Consolidated Financial Statements (continued)
(dollar amounts in thousands, except per share amounts, unless otherwise noted)

Note 12. Financial Highlights (continued)
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
(6)Weighted average net assets during the applicable period are used for this calculation. The following is a schedule of supplemental ratios for the years ended December 31, 2025, 2024 and 2023:

	Year Ended December 31,
	2025	2024	2023
Ratio of accrued capital gains incentive fees to average net assets	0.12%	0.23%	0.37%
Ratio of interest expense to average net assets	3.03%	2.90%	1.06%
(7)Asset coverage per unit is the ratio of the carrying value of the Company’s total consolidated assets, less liabilities and indebtedness not represented by senior securities, to the aggregate amount of senior securities representing indebtedness.
During the period from July 25, 2022 (commencement of operations) through December 31, 2022, the Company was a partnership without unitized shares. As such, no NAV per share data for that period has been presented. Total expenses and net investment income ratios as a percentage of net assets for the period were 6.94% and 5.38%, respectively. Total return for the period was 3.26%. Neither the ratios, nor the return for the period have been annualized.
Note 13. Subsequent Events
Distributions
On January 12, 2026, the Board declared a distribution of $0.225 per Common Share, which was paid on February 25, 2026 to shareholders of record as of the close of business on January 30, 2026. On February 6, 2026, the Board declared a distribution of $0.225 per Common Share, payable on or about March 27, 2026 to shareholders of record as of the close of business on February 27, 2026. On March 3, 2026, the Board declared a distribution of $0.225 per Common Share, payable on or about April 28, 2026 to shareholders of record as of the close of business on March 31, 2026. Shareholders may receive the distribution payments in cash or in Common Shares in accordance with their election under the Company’s distribution reinvestment plan.
Private Offering Closings
On January 2, 2026, the Company issued and sold 1,943,114 Common Shares in the Private Offering (with the final number of Common Shares issued being determined on January 21, 2026) pursuant to Subscription Agreements entered into with the participating investors for aggregate consideration of $57,808.
On February 2, 2026, the Company issued and sold 2,187,656 Common Shares in the Private Offering (with the final number of Common Shares issued being determined on February 23, 2026) pursuant to Subscription Agreements entered into with the participating investors for aggregate consideration of $64,885.
On March 2, 2026, the Company issued and sold Common Shares in the Private Offering pursuant to Subscription Agreements entered into with the participating investors for aggregate consideration of $28,957. The final number of Common Shares issued as of March 2, 2026 in connection with the monthly closing will be determined at a later date in connection with the Company’s determination of its net asset value per Common Share as of February 28, 2026.
K-FIT CO-1 Credit Facility
On March 3, 2026, K-FIT CO-1, a wholly-owned, special purpose financing subsidiary of the Company, entered into a third amendment to its Loan, Security and Servicing Agreement with Capital One, as administrative agent. The amendment increased the maximum amount by which lender commitments may be increased pursuant to the facility’s accordion feature from $350,000 to $400,000.

KKR FS Income Trust
Notes to Consolidated Financial Statements (continued)
(dollar amounts in thousands, except per share amounts, unless otherwise noted)

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
Note 15. Selected Quarterly Financial Data (Unaudited)
The following is the quarterly results of operations for the years ended December 31, 2025 and 2024. The following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	Quarter Ended
	December 31, 2025	September 30, 2025	June 30, 2025	March 31, 2025
Investment income	$55,171	$45,733	$39,527	$32,472
Operating expenses
Net expenses and excise taxes	24,684	12,485	10,069	7,426
Net investment income	30,487	33,248	29,458	25,046
Realized and unrealized gain (loss)	818	7,044	(148)	4,132
Net increase (decrease) in net assets resulting from operations	$31,305	$40,292	$29,310	$29,178
Per share information-basic and diluted
Net investment income	$0.60	$0.77	$0.80	$0.81
Net increase (decrease) in net assets resulting from operations	$0.62	$0.93	$0.79	$0.94
Weighted average shares outstanding	50,718,968	43,411,691	36,969,324	31,084,297

	Quarter Ended
	December 31, 2024	September 30, 2024	June 30, 2024	March 31, 2024
Investment income	$27,584	$22,407	$15,260	$11,420
Operating expenses
Net expenses and excise taxes	6,787	6,370	5,667	3,975
Net investment income	20,797	16,037	9,593	7,445
Realized and unrealized gain (loss)	843	1,974	3,666	2,128
Net increase (decrease) in net assets resulting from operations	$21,640	$18,011	$13,259	$9,573
Per share information-basic and diluted
Net investment income	$0.82	$0.87	$0.81	$0.83
Net increase (decrease) in net assets resulting from operations	$0.85	$0.98	$1.12	$1.06
Weighted average shares outstanding	25,252,664	18,447,883	11,782,694	8,983,810
The sum of quarterly per share amounts does not necessarily equal per share amounts reported for the years ended December 31, 2025 and 2024. This is due to changes in the number of weighted-average shares outstanding and the effects of rounding for each period.
For the year ended December 31, 2025, 86.6% of distributions to holders of Common Shares qualified as interest related dividends for shareholders which are exempt from U.S. withholding tax applicable to non-U.S. shareholders. For the year ended December 31, 2025, 89.8% of dividends qualified as excess interest income for purposes of Internal Revenue Code Section 163(j).

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
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
As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2025. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were (a) designed to ensure that the information we are required to disclose in our reports under the Exchange Act is recorded, processed and reported in an accurate manner and on a timely basis and the information that we are required to disclose in our Exchange Act reports is accumulated and communicated to management to permit timely decisions with respect to required disclosure and (b) operating in an effective manner.
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
Changes in Internal Control Over Financial Reporting
During the quarter ended December 31, 2025, there was no change in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) or 15d-15(f)) that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.    Other Information.
Rule 10b5-1 Trading Plans
During the fiscal quarter ended December 31, 2025, none of our trustees or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”
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
Trustees
Information regarding the Board of Trustees as of March 12, 2026 is as follows:

Name	Age	Position	Length of Time Served	Number of Portfolio Companies in Fund Complex Overseen by Trustee(1)	Other Public Directorships Held by Trustee During the Past Five Years
Independent Trustees
Barbara Adams	74	Trustee	Since 2022	3	FSK; K-FITS; Federal Home Loan Bank of Pittsburgh
Brian R. Ford	77	Trustee	Since 2022	3	Clearway Energy, Inc.; FS Energy Total Return Fund; FS Credit Income Fund; FS Multi-Alternative Income Fund; FSK; K-FITS
Richard I. Goldstein	65	Trustee	Since 2022	3	FS Specialty Lending Fund; FSK; K-FITS
Michael J. Hagan	63	Lead Independent Trustee	Since 2022	3	FSK; K-FITS
Jeffrey K. Harrow	68	Trustee	Since 2022	3	FSK; K-FITS
Jerel A. Hopkins	54	Trustee	Since 2022	3	FSK; K-FITS
Osagie Imasogie	64	Trustee	Since 2022	3	FSK; K-FITS; Zelira Therapeutics; Ibere Pharmaceuticals
James H. Kropp	77	Trustee	Since 2022	3	American Homes 4 Rent; FSK; K-FITS; KKR Real Estate Select Trust; KKR Asset Based Income Fund; KKR US Direct Lending Fund – U Inc.; KKR Enhanced Direct Lending Fund – L Inc.
Elizabeth J. Sandler	55	Trustee	Since 2022	3	FSK; K-FITS; essensys PLC

Interested Trustees
Michael C. Forman	64	Chairperson and Chief Executive Officer	Since 2022	3	FSK; K-FITS; FS Specialty Lending Fund; FS Credit Opportunities Corp.; FS Credit Real Estate Income Trust; FS Credit Income Fund
Daniel Pietrzak	51	President and Chief Investment Officer	Since 2022	3	FSK; K-FITS; Toorak Capital Partners; Pepper Group Limited
____________________
(1)The “Fund Complex” consists of the Company, FSK and K-FITS.
The address for each trustee is c/o KKR FS Income Trust, 3025 John F. Kennedy Boulevard, OFC 500, Philadelphia, Pennsylvania 19104. Effective upon and following the occurrence of the earlier of (a) a listing of any class of the Company’s shares on a national securities exchange, if any, and (b) the date of notice of the Company’s first annual meeting of shareholders, the Board will be divided into three classes, with the terms of one class expiring at each annual meeting of shareholders.
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
Interested Trustees
Michael C. Forman is the Company’s Chairman and Chief Executive Officer. He is also Chairman and Chief Executive Officer of FSK, K-FITS, and Future Standard. Mr. Forman has been leading Future Standard since its founding in 2007. He has served as the Chairman and Chief Executive Officer of the Adviser since its inception. Mr. Forman also previously served as Chairman, President and/or Chief Executive Officer of FS KKR Capital Corp. II, or FSKR, until its merger with FSK in June 2021, or the Merger. He currently serves as Chairman, President and/or Chief Executive Officer of other funds sponsored by Future Standard and its affiliates. Prior to founding Future Standard, Mr. Forman founded a private equity and real estate investment firm. He started his career as an attorney in the Corporate and Securities Department at the Philadelphia based law firm of Klehr Harrison Harvey Branzburg LLP. In addition to his career as an attorney and investor, Mr. Forman has been an active entrepreneur and has founded several companies, including companies engaged in the gaming, specialty finance and asset management industries. Mr. Forman is a member of a number of civic and charitable boards, including The Philadelphia Equity Alliance, Drexel University and the Philadelphia Center City District Foundation. Mr. Forman received his B.A., summa cum laude, from the University of Rhode Island, where he was elected Phi Beta Kappa, and received his J.D. from Rutgers University.
Daniel Pietrzak is the Company’s President and Chief Investment Officer. He has served as FSK’s President or Co-President since 2019 and as Chief Investment Officer of FSK since April 2018. He also serves as President and Chief Investment Officer of K-FITS. Mr. Pietrzak also serves on the board of FSK and K-FITS. He previously served as the Co-President and Chief Investment Officer of FSKR until the Merger. Mr. Pietrzak joined KKR Credit in 2016 and is a member of KKR Credit and Global Head of Private Credit. Mr. Pietrzak is a portfolio manager for KKR Credit’s private credit funds and portfolios and a member of the Global Private Credit Investment Committee, Europe Direct Lending Investment Committee and KKR Credit Portfolio Management Committee. Prior to joining KKR Credit, Mr. Pietrzak was a Managing Director and the Co-Head of Deutsche Bank’s Structured Finance business across the Americas and Europe. Previously, Mr. Pietrzak was based in New York and held various roles in the structured finance and credit businesses of Société Générale and CIBC World Markets. Mr. Pietrzak started his career at PricewaterhouseCoopers in New York and is a Certified Public Accountant. Mr. Pietrzak holds an M.B.A. in Finance from The Wharton School of the University of Pennsylvania and a B.S. in Accounting from Lehigh University.
Independent Trustees
Barbara Adams has served on the Company’s Board of Trustees since inception. She also has served on the board of directors for FSK since 2018 and serves on the board of trustees for K-FITS. Ms. Adams was also a member of the board of directors of FSKR until the Merger. Ms. Adams served as the Executive Vice President – legal affairs and General Counsel of the Philadelphia Housing Authority from August 2011 to April 2016, and as a trustee of each of the Philadelphia Housing Authority Retirement Income Trust and the Philadelphia Housing Authority Defined Contribution Pension Plan from November 2011 to April 2016. She served as the General Counsel of the Commonwealth of Pennsylvania, or the Commonwealth, from 2005 until January 2011. As General Counsel to the Commonwealth, Ms. Adams led a staff of more than 500 lawyers in representing then Pennsylvania Governor Edward G. Rendell and more than 30 executive and independent agencies and commissions in litigation, transactions, regulatory, legislative and criminal justice matters. Prior to her appointment as General Counsel to the Commonwealth, Ms. Adams was a partner at the law firm of Duane Morris LLP in Philadelphia, focusing her practice on taxable and tax-exempt public finance, affordable housing development matters, state and local government law, energy law and campaign finance law. From 2022 through 2025, Ms. Adams served on the Board of Directors of the Federal Home Loan Bank of Pittsburgh and was a member and ultimately Vice-Chair of its audit committee, and a member and Vice-Chair of membership, credit and community investment committee (formerly known as the affordable housing, products and services committee). She also currently serves as an executive committee member and Vice Chair of the board of directors of the Committee of Seventy and has served as a board member of the Philadelphia Energy Authority since 2011. Ms. Adams has served on the boards of a number of other charitable and public organizations, including a term as Commissioner of the Philadelphia Gas Commission, as a Commissioner and Secretary of the Independent Charter Commission of the City of Philadelphia, and on the boards of the Pennsylvania Association of Bond Lawyers, the Philadelphia Association of Community Development Corporations, the People’s Emergency Center (now, HopePHL) and the Reading Terminal Market Corporation. Ms. Adams is a graduate of Temple University School of Law and a graduate of Smith College. She is NACD (National Association of Corporate Directors) Directorship Certified™. The NACD Directorship Certification® program equips directors with the foundation of knowledge sought by boards to effectively contribute in the boardroom. NACD Directorship Certified directors pass a foundational exam developed by experienced directors and, via continuing recertification requirements, commit to continuing education on governance and emerging issues impacting the businesses they serve in order to elevate the profession of directorship. Ms. Adams also has an Advanced Management Program Certificate from the Wharton School of the University of Pennsylvania Aresty School of Executive Education and the NACD/Carnegie Melon CERT Certificate in Cybersecurity Oversight.
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
Michael J. Hagan has served on the Company’s Board of Trustees since inception. He also has served on the board of directors for FSK since 2011 and serves on the board of trustees of K-FITS. Mr. Hagan was also a member of the board of directors of FSKR until the Merger. He is a co-founder of Hawk Capital Partners, a private equity firm, where he currently serves as Managing Partner, and has served in such capacity since December 2014. Prior to co-founding Hawk Capital Partners, Mr. Hagan served as the President of LifeShield, Inc., or LifeShield, from June 2013 to May 2014, a leading wireless home security company which was acquired by and became a division of DirecTV in 2013. He previously served as the Chairman, President and Chief Executive Officer of LifeShield from December 2009 to May 2013. Prior to his employment by LifeShield, Mr. Hagan served as Chairman of NutriSystem, Inc., or NutriSystem, from 2002 to November 2008, as Chief Executive Officer of NutriSystem from 2002 to May 2008 and as President of NutriSystem from July 2006 to September 2007. Prior to joining NutriSystem, Mr. Hagan was the co-founder of Verticalnet Inc., or Verticalnet, and held a number of executive positions at Verticalnet since its founding in 1995, including Chairman of the Board from 2002 to 2005, President and Chief Executive Officer from 2001 to 2002, Executive Vice President and Chief Operating Officer from 2000 to 2001 and Senior Vice President prior to that time. Mr. Hagan served on the board of directors of NutriSystem from February 2021 to September 2025, and from 2012 to 2019, where he presided in the role of Chairman of the Board. Mr. Hagan previously served as a Director of NutriSystem from 2002 to November 2008, Verticalnet from 1995 to January 2008 and Actua Corporation (formerly known as ICG Group, Inc.) from June 2007 to February 2018. Mr. Hagan also served as a member of the board of trustees of American Financial Realty Trust from 2003 to June 2007. Mr. Hagan holds a B.S. in Accounting from Saint Joseph’s University and he is an inactive Certified Public Accountant.
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
Jerel A. Hopkins has served on the Company’s Board of Trustees since inception. He also has served on the board of directors for FSK since 2018 and serves on the board of trustees for K-FITS. Mr. Hopkins was also a member of the board of directors of FSKR until the Merger. Mr. Hopkins has served as General Counsel of National Philanthropic Trust, a non-profit company, since January 2026. Prior to joining National Philanthropic Trust, Mr. Hopkins served as General Counsel and Corporate Secretary of Hershey Trust Company since July 2023. Prior to joining Hershey Trust Company, Mr. Hopkins served as a Managing Director and Associate General Counsel of Delaware Management Holdings, Inc., a diversified asset management firm and an affiliate of Macquarie, from November 2004 to July 2023. Mr. Hopkins served as an attorney in the corporate and securities department of the law firm Klehr

Harrison from January 2000 to November 2004. Mr. Hopkins served as counsel in the division of enforcement and litigation of the Pennsylvania Securities Commission from August 1997 to December 1999 and as lead counsel of the internet fraud unit from January 1999 to December 1999. In addition, Mr. Hopkins served as special counsel on behalf of the Pennsylvania Securities Commission to the North American Securities Administrators Association, Inc. from January 1999 to December 1999. Mr. Hopkins has also served on the board of trustees of the Philadelphia College of Osteopathic Medicine from February 2012 until 2024, most recently as Vice-Chairman of the Board. Mr. Hopkins received his B.S. from the Wharton School of the University of Pennsylvania and his J.D. from Villanova University School of Law.
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
Elizabeth Sandler has served on the Company’s Board of Trustees since inception. He also has served on the board of directors for FSK since 2019 and serves on the board of trustees of K-FITS. Ms. Sandler was also a member of the board of directors of FSKR until the Merger. Ms. Sandler serves as Chief Operating Officer at the luxury hospitality owner, Mohari Hospitality. She is a seasoned senior executive with 25 years of experience as a Head of Strategy and Chief Operating Officer for multi-national divisions of global financial services organizations. Most recently, Ms. Sandler was a COO for Blackstone Real Estate Debt Strategies (BREDS), the private equity firm’s $30 billion AUM real estate debt fund, mortgage REIT (NYSE: BXMT) and real estate securities hedge fund business. Before Blackstone, Ms. Sandler spent 16 years at Deutsche Bank as COO of Group Risk and a member of the Bank’s Global Operating Committee. Prior to joining Deutsche Bank, she worked at a number of companies in the financial services industry. Ms. Sandler received a B.A. from Duke University and an M.B.A. from The Wharton School of the University of Pennsylvania.

Information about Officers Who Are Not Trustees
The following sets forth certain information as of March 12, 2026 regarding the Company’s executive officers who are not trustees, as well as the Company’s Co-Chief Operating Officers, Treasurer and Vice President, who are not executive officers of the Company. Each executive officer holds his office until his successor is chosen and qualified, or until his earlier resignation or removal.

Name	Age	Position
Rony Ma	38	Vice President
Steven Lilly	56	Chief Financial Officer
Stephen S. Sypherd	49	General Counsel & Secretary
Drew O’Toole	37	Co-Chief Operating Officer
Ryan Wilson	49	Co-Chief Operating Officer
William Goebel	51	Chief Accounting Officer
James F. Volk	63	Chief Compliance Officer and Anti-Money Laundering Officer
Zach Chalfant	41	Treasurer
Rony Ma has served as the Vice President of the Company, FSK and K-FITS since 2023. Mr. Ma joined KKR in 2011 and is a Managing Director on the Credit & Markets team. He serves as a portfolio manager for the firm’s private credit funds and portfolios. Mr. Ma is a member of KKR’s Capital Committee, the Global Corporate Private Credit Investment Committee and the Investment Committee for the FS/KKR BDC platform. Prior to joining KKR, Mr. Ma was with Deutsche Bank where he was involved in leveraged loan and high yield transactions for private equity and corporate issuers. Mr. Ma holds a B.S. and B.A.S. from the University of Pennsylvania.
Steven Lilly has served as the Chief Financial Officer of the Company and K-FITS since inception, has served as the Chief Financial Officer of FSK since November 2019 and also previously served as Chief Financial Officer of FSKR until the Merger. He joined Future Standard in October 2019 as a Managing Director. Mr. Lilly has a wealth of experience in the BDC space and most recently served as chief financial officer and secretary of Triangle Capital Corporation, or Triangle, and as a member of its Board of Directors from 2006 and as its chief compliance officer from 2007, prior to Triangle’s sale to Benefit Street Partners and Barings LLC in 2018. From 2005 to 2006, Mr. Lilly served as chief financial officer of Triangle Capital Partners, LLC. At Triangle, he built the company’s financial and operating infrastructure, oversaw listings on the Nasdaq and NYSE in 2007 and 2010, respectively, and led all corporate M&A and strategic processes. Prior to joining Triangle, Mr. Lilly spent seven years as Senior Vice President of Finance & Treasurer at SpectraSite Communications, a publicly traded wireless tower company, which was sold to American Tower Corporation in 2005. He began his career in the media and communications capital markets group at First Union, now part of Wells Fargo. Mr. Lilly earned a B.A. in History from Davidson College and completed the Executive Education Program at University of North Carolina at Chapel Hill. He currently serves on the board of trustees of UNC/Rex Healthcare, Episcopal High School, Saint Mary’s School, and Historic Oakwood Cemetery in Raleigh, NC. He is also a Director at America First Multifamily Investors, LP, a publicly traded mortgage real estate investment trust, where he serves as Chairman of the Audit Committee.
Stephen S. Sypherd has served as the General Counsel and Secretary of the Company and K-FITS since inception and has served as General Counsel of FSK since April 2018. He previously served as FSK’s Secretary and Vice President since 2013. Mr. Sypherd also previously served as the General Counsel and Secretary of FSKR until the Merger and he continues to serve as Secretary, General Counsel, Vice President and/or Treasurer of other funds sponsored by Future Standard. Mr. Sypherd has also served in various senior officer capacities for Future Standard and its affiliated investment advisers, including as Senior Vice President from December 2011 to August 2014, General Counsel since January 2013 and Managing Director since August 2014. He is responsible for legal and compliance matters across all entities and investment products of Future Standard. Prior to joining Future Standard, Mr. Sypherd served for eight years as an attorney at Skadden, Arps, Slate, Meagher & Flom LLP, where he practiced corporate and securities law. Mr. Sypherd received his B.A. in Economics from Villanova University and his J.D. from the Georgetown University Law Center, where he was an Executive Editor of the Georgetown Law Journal.
Drew O’Toole has served as the Co-Chief Operating Officer of the Company and K-FITS since inception, has served as Co-Chief Operating Officer of FSK since October 2019 and also previously served as the Co-Chief Operating Officer of FSKR until the Merger. He is a Managing Director of Future Standard, which he joined in April 2014. Previously, Mr. O’Toole was a Director of Corporate Strategy at Future Standard. His responsibilities were primarily focused on the design, analysis and implementation of key firm strategic initiatives. Prior to Future Standard, he worked in various roles at Cambridge Associates LLC, an institutional investment advisory and consulting firm. Mr. O’Toole graduated summa cum laude from the University of Pittsburgh with degrees in Finance and Business Management. He is also a CFA charterholder.

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
William Goebel has served as Chief Accounting Officer of the Company and K-FITS since inception and has served as FSK’s Chief Accounting Officer since October 2019. Previously, Mr. Goebel served as FSK’s Treasurer from April 2018 to June 2020 and FSK’s Chief Financial Officer from March 2011 to October 2019. Mr. Goebel also previously served as Chief Accounting Officer of FSKR until the Merger. Mr. Goebel has also served as Chief Financial Officer of FS Specialty Lending Fund, FS Credit Opportunities Corp. and FS Credit Income Fund since December 2025. Mr. Goebel is also a Managing Director of Future Standard. Prior to joining Future Standard, Mr. Goebel held a Senior Manager audit position with Ernst & Young LLP in the firm’s asset management practice from 2003 to January 2011, where he was responsible for the audits of regulated investment companies, private investment partnerships, investment advisers and broker-dealers. Mr. Goebel began his career at a regional public accounting firm, Tait, Weller and Baker LLP in 1997. Mr. Goebel received a B.S. in Economics from the Wharton School of the University of Pennsylvania in 1997. He is a Certified Public Accountant and a CFA charterholder.
James F. Volk has served as the Chief Compliance Officer and Anti-Money Laundering Officer of the Company and K-FITS since inception and has served as FSK’s Chief Compliance Officer since April 2015. Mr. Volk also previously served as the Chief Compliance Officer of FSKR until the Merger, and he continues to serve as Chief Compliance Officer of other funds sponsored by Future Standard. He is responsible for all compliance and regulatory issues affecting the Company and the foregoing companies. Before joining Future Standard and its affiliated investment advisers in October 2014, Mr. Volk was the Chief Compliance Officer, Chief Accounting Officer and Head of Traditional Fund Operations at SEI Investment Company’s Investment Manager Services market unit. Mr. Volk was also formerly the Assistant Chief Accountant at the SEC’s Division of Investment Management and a Senior Manager for PricewaterhouseCoopers. Mr. Volk graduated from the University of Delaware with a B.S. in Accounting and is currently an inactive Certified Public Accountant.
Zach Chalfant has served as the Treasurer of the Company and K-FITS since inception, has served as Treasurer of FSK since June 2020 and also previously served as the Treasurer of FSKR until the Merger. He is a Managing Director of Future Standard, which he joined in September 2012. Previously, Mr. Chalfant was a Director of Portfolio Management at Future Standard, where his responsibilities were focused on reporting and liability management. Prior to joining Future Standard, Mr. Chalfant worked in various roles at JPMorgan Chase and City of London Investment Management. Mr. Chalfant holds a B.S. in Finance from the University of Maryland.
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
Based solely on the Company’s review of Forms 3, 4 and 5 filed by the Company’s trustees and officers and information provided by the Company’s trustees and officers, the Company believes that during the fiscal year ended December 31, 2025, all Section 16(a) filing requirements applicable to such persons were met in a timely manner.
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
Pursuant to the Audit Committee Charter, no member of the Audit Committee may serve simultaneously on the audit committees of more than three (3) public companies, unless the Board determines that such simultaneous service would not impair the ability of such member to serve on the Audit Committee effectively. The Board has determined, in consultation with and relying on the advice of counsel, that each of Brian R. Ford’s and James H. Kropp’s service on the audit committees of more than three (3) public companies, which includes the Company, would not impair the ability of Mr. Ford and Mr. Kropp to effectively serve on the Audit Committee.
Portfolio Management
Investment Personnel
The management of our investment portfolio is the responsibility of the Adviser’s Investment Committee which is comprised of four appointees of KKR Credit (currently George Mueller, Daniel Pietrzak, Ryan Wilson and Rony Ma) and four appointees of Future Standard (currently Michael Kelly, Steven Lilly, Drew O’Toole and Christina Snyder). The members of the Investment Committee are not employed by us and receive no compensation from us in connection with their portfolio management activities. Biographical information relating to the Investment Committee members can be found further below.
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
Members of the Investment Committee Who Are Not Our Trustees or Officers
Michael Kelly serves as President and Chief Investment Officer of Future Standard. Mr. Kelly shares oversight of firm strategy and leads the investment management, product development and capital markets functions. Mr. Kelly has extensive experience in investment management, product development and business development. Prior to joining Future Standard, in 2015 he was CEO of ORIX USA Asset Management, where he led the company’s acquisition of Robeco, a $250 billion global asset management company and the largest acquisition in ORIX’s 50-year history. He started his career at Salomon Brothers and went on to work at hedge fund pioneers Omega Advisors and Tiger Management. He then helped build and lead the hedge fund firm FrontPoint Partners, where he first served as chief investment officer and eventually co-chief executive officer. Mr. Kelly is a graduate of Cornell University and earned his M.B.A. at Stanford University. Mr. Kelly is a co-founder and board member of the Spotlight Foundation and a trustee of the Tiger Foundation. He has also formerly served as a trustee of the Stanford Graduate School of Business Trust and a board member of Invest in Others.
Christina Snyder joined Future Standard in January 2015 and is a Senior Vice President in the investment management group. Ms. Snyder previously worked in portfolio management where her responsibilities were focused on BDC reporting. Before joining Future Standard, Ms. Snyder worked at J.P. Morgan Chase supporting the North America fixed income structured products desk. Prior to that, Ms. Snyder began her career with M&T Bank working with several groups across the bank. Ms. Snyder graduated with a B.S. in Finance from the Pennsylvania State University and holds the CFA Institute’s Chartered Financial Analyst designation.
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
Pursuant to the Administration Agreement, we reimburse the Adviser for expenses necessary to perform services related to our administration and operations (including but not limited to legal and compliance, finance, accounting, operations, investor relations, tax, valuation and internal audit personnel and other non-investment professionals that provide services to the Company), including the Adviser’s allocable portion of the compensation and related expenses of certain personnel of KKR Credit and Future Standard providing administrative services to us on behalf of the Adviser. See “Item 1. Business – Management Agreements” for a description of our obligation to reimburse the Adviser under the Administration Agreement. We reimburse the Adviser no less than monthly for all costs and expenses incurred by the Adviser in performing its obligations and providing personnel and facilities under the Administration Agreement. The Adviser allocates the cost of such services to us based on factors such as total assets, revenues, time allocations and/or other reasonable metrics, which methodology is reviewed by the Board, along with the proposed allocation of administrative expenses among us and certain affiliates of the Adviser.
In the case of Messrs. Forman, Pietrzak and Ma, we cannot identify the portion of the compensation received by such officers that relates solely to such officers’ services to us. Conversely, for all other officers, we reimburse the Adviser for the allocable portion of compensation received by such officer, attributed to administrative services to the Company; for the year ended December 31, 2025, we recorded an aggregated total of $158,087 for compensation remitted to all other officers of the Company for administrative services provided to the Company, paid by the Adviser under the Administration Agreement on behalf of the Company.
The Advisory Agreement and the Administration Agreement provide that the Adviser (and its officers, managers, partners, members (and their members, including the owners of their members), agents, employees, controlling persons and any other person or entity affiliated with, or acting on behalf of, the Adviser) will be entitled to indemnification (including reasonable attorneys’ fees and amounts reasonably paid in settlement) for any liability or loss suffered by the Adviser, and the Adviser will be held harmless for any loss or liability suffered by the Company, arising out of the performance of any of its duties or obligations under the Advisory Agreement or the Administration Agreement, respectively, or otherwise as the Company’s investment adviser or administrator, respectively; provided, however, that the Adviser cannot be indemnified for any liability arising out of willful misfeasance, bad faith, or gross negligence in the performance of the Adviser’s duties or by reason of the reckless disregard of the Adviser’s duties and obligations under the Advisory Agreement or the Administration Agreement, as applicable.
Compensation of Trustees
The Company does not pay compensation to its trustees who also serve in an executive officer capacity for the Company or the Adviser. Each Independent Trustee of the Company who serves as an independent member on the boards of directors/trustees and respective committees of all of the funds in the Fund Complex receives annual cash retainers as set forth in the below table, determined and paid quarterly in arrears and allocated among each fund in the Fund Complex based upon relative gross assets. “Fund Complex” means the Company, FSK and K-FITS, together.

Amount
Annual Board Retainer	$200,000
Annual Lead Independent Trustee Retainer	$30,000
Annual Committee Chair Retainers
Audit Committee	$35,000
Valuation Committee	$35,000
Nominating and Corporate Governance Committee	$15,000
Annual Audit Committee Member Retainer(1)	$5,000
Annual Valuation Committee Member Retainer(2)	$10,000
____________________
(1)The Company does not pay this compensation to the Audit Committee Chairman.
(2)The Company does not pay this compensation to the Valuation Committee Chairman.
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
The table below sets forth the compensation received by each current trustee from (i) the Company and (ii) all of the companies in the Fund Complex, consisting of the Company, K-FITS and FSK in the aggregate, in each case, for service during the fiscal year ended December 31, 2025. The Company’s trustees do not receive any retirement benefits from the Company in connection with their service as trustees.

Name of Trustee	Fees Earned or Paid in Cash by the Company	Total Compensation from the Company	Total Compensation from the Fund Complex
Michael C. Forman	—	—	—
Daniel Pietrzak	—	—	—
Barbara Adams	$22,721	$22,721	$210,000
Brian R. Ford	$25,426	$25,426	$235,000
Richard Goldstein	$22,721	$22,721	$210,000
Michael J. Hagan	$25,426	$25,426	$235,000
Jeffrey K. Harrow	$23,263	$23,263	$215,000
Jerel A. Hopkins	$22,721	$22,721	$210,000
Osagie Imasogie	$23,803	$23,803	$220,000
James H. Kropp	$26,509	$26,509	$245,000
Elizabeth Sandler	$22,721	$22,721	$210,000
Compensation Committee Interlocks and Insider Participation
The Board currently does not have a compensation committee, and the Board does not make determinations regarding compensation of executive officers because the Company does not directly pay any compensation to its executive officers.

Timing of Grants of Options
The Company did not grant awards of stock options, stock appreciation rights or similar option-like instruments during fiscal year 2025. Accordingly, we have nothing to report under Item 402(x) of Regulation S-K.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.
The following table sets forth, as of February 28, 2026, the beneficial ownership of the Company’s current trustees, executive officers, each person known to the Company to beneficially own more than 5% of the outstanding Common Shares, and all of the Company’s executive officers and trustees as a group. With respect to persons known to us to beneficially own more than 5% of the outstanding Common Shares, we base such knowledge on beneficial ownership filings made by the holders with the SEC and other information known to us. Other than as set forth in the table below, none of our trustees or executive officers are deemed to beneficially own Common Shares.
Beneficial ownership is determined in accordance with Rule 13d-3 promulgated under the Exchange Act and includes voting or investment power with respect to the Common Shares. There are no Common Shares subject to options that are currently exercisable or exercisable within 60 days of February 28, 2026.

Shares Beneficially Owned as of February 28, 2026
Name and Address of Beneficial Owner(1)	Number of Shares	Percentage (%)(2)
More than 5% Owners:
Florida Power & Light Company Qualified Decommissioning Trusts for Turkey Point and St. Lucie Nuclear Plants(3)	3,483,107	6%

Interested Trustees:
Michael C. Forman(4)	377,522	1%
Daniel Pietrzak	—	—

Independent Trustees:
Barbara Adams	—	—
Brian R. Ford	—	—
Richard I. Goldstein	—	—
Michael J. Hagan	—	—
Jeffrey K. Harrow	—	—
Jerel A. Hopkins	—	—
Osagie Imasogie	—	—
James H. Kropp	—	—
Elizabeth J. Sandler	—	—

Executive Officers:
Steven Lilly	—	—
Stephen S. Sypherd	—	—
William Goebel	—	—
James F. Volk	—	—
All Trustees and Executive Officers as a Group (15 persons)	377,522	1%
____________________
(1)The address for each of the trustees and executive officers set forth above is c/o KKR FS Income Trust, 3025 John F. Kennedy Boulevard, OFC 500, Philadelphia, Pennsylvania 19104.
(2)Based on a total of 55,358,111 shares issued and outstanding as of February 28, 2026.
(3)Based on a Schedule 13D/A filed with the SEC on February 24, 2026 (the “FPL Schedule 13D”), Florida Power & Light Company Qualified Decommissioning Trusts for Turkey Point and St. Lucie Nuclear Plants (the “Trust”) directly owns the listed Common Shares. Based on the FPL Schedule 13D, NextEra Energy, Inc. (“NextEra Energy”) and Florida Power & Light Company, a Florida corporation (“FPL”) share voting and dispositive power over the Common Shares, and FPL has the power and authority to direct the investment and voting decisions of the trustee of the Trust. According to the FPL Schedule 13D, NextEra Energy is a holding company and conducts its operations principally through two of its direct wholly owned subsidiaries, which are FPL and NextEra Energy Capital Holdings, Inc. (“NEECH”) and through direct and indirect subsidiaries of NEECH, including, NextEra Energy Resources, LLC and NextEra Energy Transmission, LLC. The address of the principal business office of NextEra Energy and FPL is 700 Universe Boulevard, Juno Beach, Florida 33408.
(4)The listed Common Shares are owned directly by FSH Seed Capital Vehicle I LLC (the “Seed Vehicle”), which is a wholly-owned subsidiary of Franklin Square Holdings, L.P. (“FSH”) (doing business as Future Standard). Mr. Forman owns interests in the general partner of FSH and may be deemed to have shared voting and dispositive power of the listed Common Shares. Mr. Forman disclaims beneficial ownership of any Common Shares held by the Seed Vehicle and/or FSH that exceed his pecuniary interest therein.

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
Certain Relationships and Related Transactions
The Company will be subject to certain conflicts of interest with respect to the services the Adviser provides to us. Shareholders should be aware that individual conflicts will not necessarily be resolved in favor of their individual interest. The Company is and will be subject to actual, potential or apparent conflicts of interest as a result of the relationships between the Company, the Adviser, Future Standard and KKR Credit, which are affiliates of the Adviser, and their respective affiliates that provide general partner and/or advisory services to Other FS or KKR Vehicles (as defined below), or, collectively, as used under this “Certain Relationships and Related Party Transactions” section, the FS/KKR Group. For purposes of this “Certain Relationships and Related Party Transactions” section, “Other FS or KKR Vehicles” refer to the funds, investment vehicles and accounts managed, now or in the future, by the Adviser, Future Standard and KKR Credit or any of their respective affiliates (excluding for this purpose, KKR proprietary entities), including, without limitation, each of FSK and K-FITS and funds, investment vehicles and accounts pursuing the following strategies: private equity (including growth equity, impact, and core strategies), credit (including (i) leveraged credit strategies, including leveraged loan, high-yield bond, opportunistic credit and revolving credit strategies, and (ii) alternative credit strategies, including strategic investments and private credit strategies such as direct lending and private opportunistic credit (or junior mezzanine debt) acquisition strategies) and real asset strategies (including real estate, energy and infrastructure strategies). KKR Credit is a subsidiary of KKR & Co., a leading global investment firm that manages investments across multiple asset classes, and Future Standard is a leading asset manager. As such, KKR Credit, Future Standard and their respective affiliates have multiple advisory, transactional, financial and other interests that conflict with those of the Company. While entities in the FS/KKR Group have established procedures and policies for addressing conflicts of interest, there is no assurance that conflicts will be resolved in a manner favorable to the Company and any such conflicts and the manner in which they are addressed by the FS/KKR Group could have an adverse effect on the Company.
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
The members of the senior management and investment teams of the Adviser serve or may serve as officers, directors or principals of entities that operate in the same or a related line of business as the Company does, or of investment vehicles managed by the same personnel. For example, the Adviser is the investment adviser to each of FSK and K-FITS, and the officers, managers and other personnel of the Adviser may serve in similar or other capacities for the investment advisers to future investment vehicles affiliated with KKR Credit or Future Standard. In the future, these persons and other affiliates of KKR Credit and Future Standard may organize other debt-related programs and acquire for their own account debt-related investments that may be suitable for us.
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
Pursuant to the Administration Agreement, the Adviser also oversees our day-to-day operations, including the provision of general ledger accounting, fund accounting, legal services, investor relations, certain government and regulatory affairs activities, and other administrative services. There is no separate fee paid by us to the Adviser in connection with the administrative services provided under the Administration Agreement, provided, however, that we reimburse the Adviser no less than monthly for all costs and expenses incurred by the Adviser in performing its obligations and providing personnel and facilities thereunder, including the Adviser’s allocable portion of the compensation and related expenses of certain personnel of Future Standard and KKR Credit providing administrative services to the Company on behalf of the Adviser. See “Item 1. Business – Management Agreements” for a description of our obligation to reimburse the Adviser under the Administration Agreement.
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
Allocation of the Adviser’s Time
The Company relies on the Adviser to manage the Company’s day-to-day activities and to implement its investment strategies. The Adviser, KKR Credit, Future Standard and certain of their affiliates are presently, and plan in the future to continue to be, involved with activities that are unrelated to the Company. As a result of these activities, the Adviser, KKR Credit, Future Standard and certain of their affiliates will have conflicts of interest in allocating their time between the Company and other activities in which they are or may become involved. The Adviser, KKR Credit, Future Standard and their employees will devote only as much of its or their time to the Company’s business as the Adviser, KKR Credit and Future Standard, in their judgment, determine is reasonably required, which will be substantially less than their full time. Therefore, the Adviser, its personnel and certain affiliates may experience conflicts of interest in allocating management time, services and functions among the Company and any other business ventures in which they or any of their key personnel, as applicable, are or may become involved. This could result in actions that are more favorable to other affiliated entities than to the Company.
However, the Company believes that the members of the Adviser’s management and the other key debt finance professionals have sufficient time to fully discharge their responsibilities to the Company and to the other businesses in which they are involved. The Company believes that its affiliates and executive officers will devote the time required to manage the Company’s business and expect that the amount of time a particular executive officer or affiliate devotes to the Company will vary during the course of the year and depend on the Company’s business activities at the given time. Because many of the operational aspects involved with managing the Company, FSK and K-FITS are similar, we believe there are significant efficiencies created by the Adviser providing services to such entities. For example, we expect that the Adviser will continue to streamline the structure for financial reporting, internal controls and investment approval processes for the Company, FSK and K-FITS.
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
As the Adviser and affiliates of KKR Credit and Future Standard currently serve as the investment adviser to other entities and accounts, it is possible that some investment opportunities will be provided to such other entities and accounts rather than the Company.
Placement Agent Fees and Distribution/Servicing Fees
The Placement Agents, broker-dealers that are affiliates of KKR Credit and Future Standard and/or one or more of their respective affiliates or third parties will act as placement agents or distributors, or the Distributors, to assist in the placement of Common Shares to certain investors, or the Clients. The potential for the Distributors to receive compensation in connection with a Client’s investment in the Company presents a potential conflict of interest in recommending that such Client purchase our Common Shares.
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
Prospective investors should take such payment arrangements into account when considering and evaluating any recommendations related to the Common Shares. KKR Credit and Future Standard employees involved in the marketing and placement of our shares are not acting as tax, financial, legal or accounting advisors to potential investors in connection with the

Private Offering. Potential investors must independently evaluate the Private Offering and make their own investment decisions. Before investing, potential investors should consult with their financial consultant and review carefully any disclosure by the selling agent as to what monies they receive from fund advisers and distributors, as well as how their financial consultant is compensated.
Financial Interests of KKR Credit and Future Standard Personnel May Incentivize Such Personnel to Promote the Sale of Common Shares
KKR Credit and Future Standard and certain of their respective affiliates will assist in the placement of the Common Shares, in such capacity the Affiliated Placement Agents. Each shareholder that purchases interests through an Affiliated Placement Agent may receive additional disclosures from the Affiliated Placement Agent regarding services provided by the Affiliated Placement Agent and the fees received by the Affiliated Placement Agent and/or their salespersons (i.e., financial advisors and private wealth advisors) in connection with the sale of Common Shares and should review such disclosures carefully prior to making an investment in the Company. The prospect of receiving, or the receipt of, additional compensation by the Affiliated Placement Agents may provide such Affiliated Placement Agents and/or their salespersons (i.e., financial advisors and private wealth advisors) with an incentive to favor sales of the Common Shares and interests in funds whose affiliates make similar compensation available over sales of interests in funds (or other fund investments) with respect to which the Affiliated Placement Agent does not receive additional compensation, or receives lower levels of additional compensation.
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
Cliffwater Corporate Lending Fund
Cliffwater Corporate Lending Fund, or CCLF, and one of its wholly-owned subsidiaries collectively serve as the Financing Provider under the Cliffwater Facility Agreement (as amended from time to time). In addition, as of December 31, 2025, CCLF SPV LLC, a wholly owned subsidiary of CCLF, or, collectively with the Financing Provider, Cliffwater, owned 2,091,712 Common Shares, or approximately 4.0% of the then-outstanding Common Shares, and has a remaining uncalled Capital Commitment of $165.5 million in aggregate. Pursuant to a Fund of Funds Investment Agreement, dated as of June 13, 2023, by and between CCLF and the Company, which provided for the acquisition of Common Shares by Cliffwater in a manner consistent with the requirements of Rule 12d1-4 under the 1940 Act, Cliffwater has waived its right to vote or cause to be voted any “voting rights” that Cliffwater has in respect of such number of Common Shares held by Cliffwater, directly or indirectly, that equals or exceeds 5.00% of the then-outstanding Common Shares.

By virtue of Cliffwater’s role as Financing Provider, Cliffwater will have more information than other shareholders of the Company about the investments owned and held by the Financing Provider under the Cliffwater Facility Agreement (as amended from time to time), which may be acquired by the Company from time to time at the Company’s or Cliffwater’s request pursuant to the terms and provisions of such agreement. In addition, Cliffwater has access to information regarding such investments (including, but not limited to, valuation reports) in advance of communication to other shareholders of the Company. As a result, Cliffwater may be able to take actions on the basis of such information which, in the absence of such information, other shareholders do not take, including with respect to submitting repurchase requests in connection with the Company’s discretionary quarterly share repurchase program. While Cliffwater’s actions in this regard may be limited by federal securities laws and its own policies and procedures, which may address such conflicts of interest, there can be no assurance that the conflicts of interest described above will be resolved in favor of the Company or other shareholders.
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
Item 14.    Principal Accountant Fees and Services.
The Company has appointed Deloitte & Touche LLP to act as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2026. The Company engaged Deloitte & Touche LLP to act as its independent registered public accounting firm for each of the fiscal years ended December 31, 2023 through 2025.
Fees
Set forth in the table below are audit fees, audit related fees, tax fees and all other fees billed to the Company by Deloitte & Touche LLP for professional services performed for the fiscal years ended December 31, 2025, 2024 and 2023:

Fiscal Year	Audit Fees(1)	Audit-Related Fees(2)	Tax Fees(3)	All Other Fees(4)
2025	$650,000	$35,000	$30,000	$—
2024	$550,000	$—	$—	$—
2023	$525,000	$—	$—	$—
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
During each of the fiscal years ended December 31, 2025, 2024 and 2023, Deloitte & Touche LLP billed aggregate non-audit fees of $0 (comprised of $0 related to the Company and $0 related to the Adviser) for services rendered to the Company and the Adviser.
Pre-Approval Policies and Procedures
The Audit Committee reviews, negotiates and approves in advance the scope of work, any related engagement letter and the fees to be charged by the Company’s independent registered public accounting firm for audit services and permitted non-audit services for the Company. Any requests for audit, audit-related, tax and other services that have not received general pre-approval must be submitted to the Audit Committee for specific pre-approval in accordance with its pre-approval policy, irrespective of the amount of fees associated with such services, and cannot commence until such approval has been granted. Normally, pre-approval is considered at regularly scheduled meetings of the Audit Committee. However, the Audit Committee may delegate pre-approval authority to one or more of its members. The member or members to whom such authority is delegated must report any pre-approval decisions to the Audit Committee at its next scheduled meeting. The Audit Committee does not delegate its responsibilities to pre-approve services performed by the Company’s independent registered public accounting firm to management. All of the audit and permitted non-audit services described above for which Deloitte & Touche LLP billed the Company for the fiscal years ended December 31, 2025, 2024 and 2023 were pre-approved by the Audit Committee.

PART IV
Item 15.    Exhibits and Financial Statement Schedules.
a. Documents Filed as Part of this Report
The following financial statements are set forth in Item 8:
b. Exhibits
The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

3.1
Certificate of Trust (Previously filed as an exhibit to Amendment No. 1 to the Registrant’s Registration Statement on Form 10 (File No. 000-56493) filed on November 17, 2022 and incorporated herein by reference)

3.2
Certificate of Amendment to Certificate of Trust (Previously filed as an exhibit to Amendment No. 1 to the Registrant’s Registration Statement on Form 10 (File No. 000-56493) filed on May 26, 2023 and incorporated herein by reference)

3.3
Certificate of Amendment to Certificate of Trust (Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q (File No. 814-01620) filed on August 13, 2025 and incorporated herein by reference)

3.4
Supplement to the Amended and Restated Declaration of Trust of KKR FS Income Trust Relating to 12.0% Series A Cumulative Preferred Shares (Previously filed as an exhibit to Amendment No. 1 to the Registrant’s Registration Statement on Form 10 (File No. 000-56493) filed on May 26, 2023 and incorporated herein by reference)

3.5
Second Amended and Restated Declaration of Trust (Previously filed as an exhibit to Amendment No. 1 to the Registrant’s Registration Statement on Form 10 (File No. 000-56493) filed on May 26, 2023 and incorporated herein by reference)

3.6	Bylaws (Previously filed as an exhibit to the Registrant’s Registration Statement on Form 10 (File No. 000-56493) filed on November 17, 2022 and incorporated herein by reference)

4.1*	Description of Securities

10.1	Form of Subscription Agreement for Capital Commitments (Previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K filed on March 13, 2024 and incorporated herein by reference)

10.2	Form of Subscription Agreement for Immediate Fundings (Previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K filed on March 13, 2025 and incorporated herein by reference)

10.3
Amended and Restated Investment Advisory Agreement (Previously filed as an exhibit to Amendment No. 1 to the Registrant’s Registration Statement on Form 10 (File No. 000-56493) filed on May 26, 2023 and incorporated herein by reference)

10.4
Administration Agreement (Previously filed as an exhibit to Amendment No. 1 to the Registrant’s Registration Statement on Form 10 (File No. 000-56493) filed on May 26, 2023 and incorporated herein by reference)

10.5
Expense Support and Conditional Reimbursement Agreement (Previously filed as an exhibit to Amendment No. 1 to the Registrant’s Registration Statement on Form 10 (File No. 000-56493) filed on May 26, 2023 and incorporated herein by reference)

10.6
Custodian Agreement, dated May 31, 2022, by and between the Company and State Street Bank and Trust Company (Previously filed as an exhibit to Amendment No. 1 to the Registrant’s Registration Statement on Form 10 (File No. 000-56493) filed on May 26, 2023 and incorporated herein by reference)

10.7
Form of Trademark License Agreement (Previously filed as an exhibit to Amendment No. 1 to the Registrant’s Registration Statement on Form 10 (File No. 000-56493) filed on May 26, 2023 and incorporated herein by reference)

10.8
Distribution Reinvestment Plan (Previously filed as an exhibit to Amendment No. 1 to the Registrant’s Registration Statement on Form 10 (File No. 000-56493) filed on May 26, 2023 and incorporated herein by reference)

10.9
Form of Placement Agency Agreement (Previously filed as an exhibit to Amendment No. 1 to the Registrant’s Registration Statement on Form 10 (File No. 000-56493) filed on May 26, 2023 and incorporated herein by reference)

10.10
Amended and Restated Distribution and Servicing Plan (Previously filed as an exhibit to Amendment No. 1 to the Registrant’s Registration Statement on Form 10 (File No. 000-56493) filed on May 26, 2023 and incorporated herein by reference)

10.11
Rule 12b-1 Fee Waiver Agreement (Previously filed as an exhibit to Amendment No. 1 to the Registrant’s Registration Statement on Form 10 (File No. 000-56493) filed on May 26, 2023 and incorporated herein by reference)

10.12
Senior Secured Revolving Credit Agreement, dated July 19, 2023 by and among KKR FS Income Trust, Sumitomo Mitsui Banking Corporation, and the financial institutions party thereto (Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K (File No. 814-01620) filed on July 24, 2023 and incorporated herein by reference)

10.13
First Amendment to the Senior Secured Revolving Credit Agreement, dated January 26, 2024, by and among KKR FS Income Trust, Sumitomo Mitsui Banking Corporation, and the financial institutions party thereto (Previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K (File No. 814-01620) filed on March 13, 2024 and incorporated herein by reference)

10.14
Amended and Restated Facility Agreement by and between Cliffwater Corporate Lending Fund, CCLF Holdings (D13) LLC and the Company, dated May 9, 2024 (Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q (File No. 814-01620) filed on May 15, 2024 and incorporated herein by reference)

10.15
Loan and Security Agreement, dated October 10, 2023, by and among K-FIT Finance AB-1 LLC, Ally Bank, and Computershare Trust Company, N.A. (Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K (File No. 814-01620) filed on October 16, 2023 and incorporated herein by reference)

10.16
First Amendment to Loan and Security Agreement, dated as of October 2, 2024, by and among K-FIT Finance AB-1 LLC, Ally Bank, as administrative agent and lender, and Computershare Trust Company, N.A., as collateral administrator, collateral custodian and securities intermediary (Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K (File No. 814-01620) filed on October 8, 2024 and incorporated herein by reference)

10.17
Second Amendment to Loan and Security Agreement, dated as of October 16, 2025, by K-FIT Finance AB-1, Ally Bank, as administrative agent and lender, and Computershare Trust Company, N.A., as collateral administrator, collateral custodian and securities intermediary. (Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K (File No. 814-01620) filed on October 21, 2025 and incorporated herein by reference)

10.18
Loan, Security and Servicing Agreement, dated March 4, 2025, by and among K-FIT Finance CO-1 LLC, KKR FS Income Trust, Capital One, National Association and Computershare Trust Company, N.A. (Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K (File No. 814-01620) filed on March 11, 2025 and incorporated herein by reference)

10.19
First Amendment to Loan, Security and Servicing Agreement, dated as of September 5, 2025, by and among KKR FS Income Trust, as servicer, K-FIT Finance CO-1 LLC, as borrower, each of the lenders party thereto, Capital One, National Association, as administrative agent, and Computershare Trust Company, N.A., as collateral custodian and collateral administrator. (Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q (File No. 814-01620) filed on November 12, 2025 and incorporated herein by reference)

10.20
Second Amendment to Loan, Security and Servicing Agreement, dated as of October 24, 2025, by K-FIT Finance CO-1 LLC, KKR FS Income Trust, Capital One, National Association and Computershare Trust Company, N.A. (Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K (File No. 814-01620) filed on October 30, 2025 and incorporated herein by reference)

10.21*	Third Amendment to Loan, Security and Servicing Agreement, dated as of March 3, 2026, by and between K-FIT Finance CO-1 LLC and Capital One, National Association

10.22*	Form of Selling and Shareholder Servicing Agreement

19.1*	Insider Trading Policy of the Company

21.1*	List of Subsidiaries of the Company

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended

32.1**	Certification of Chief Executive Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

KKR FS Income Trust
Date: March 12, 2026	/s/ Michael C. Forman
Michael C. Forman Chief Executive Officer and Director (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Date: March 12, 2026	/s/ MICHAEL C. FORMAN
Michael C. Forman
Chief Executive Officer and Director
(Principal Executive Officer)

Date: March 12, 2026	/s/ STEVEN LILLY
Steven Lilly
Chief Financial Officer
(Principal Financial Officer)

Date: March 12, 2026	/s/ WILLIAM GOEBEL
William Goebel
Chief Accounting Officer
(Principal Accounting Officer)

Date: March 12, 2026	/s/ BARBARA ADAMS
Barbara Adams
Director

Date: March 12, 2026	/s/ BRIAN R. FORD
Brian R. Ford
Director

Date: March 12, 2026	/s/ RICHARD GOLDSTEIN
Richard Goldstein
Director

Date: March 12, 2026	/s/ MICHAEL J. HAGAN
Michael J. Hagan
Director

Date: March 12, 2026	/s/ JEFFREY K. HARROW
Jeffrey K. Harrow
Director

Date: March 12, 2026	/s/ JEREL A. HOPKINS
Jerel A. Hopkins
Director

Date: March 12, 2026	/s/ OSAGIE IMASOGIE
Osagie Imasogie
Director

Date: March 12, 2026	/s/ JAMES H. KROPP
James H. Kropp
Director

Date: March 12, 2026	/s/ DANIEL PIETRZAK
Daniel Pietrzak
Director

Date: March 12, 2026	/s/ ELIZABETH SANDLER
Elizabeth Sandler
Director