Form 10-Q
period 2026-03-31
KKR FS Income Trust
filed 2026-05-13
CIK 1930679

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________________
FORM 10-Q
_________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2026

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
The number of shares of the registrant’s common shares of beneficial interest, par value $0.01 per share, outstanding as of April 30, 2026 was 54,133,709 of Class I shares.

PART I—FINANCIAL INFORMATION
Item 1.    Financial Statements.
KKR FS Income Trust
Consolidated Statements of Assets and Liabilities
(dollar amounts in thousands, except per share amounts, unless otherwise noted)

	March 31, 2026 (Unaudited)	December 31, 2025
Assets
Investments, at fair value
Non-controlled/unaffiliated investments (amortized cost—$2,595,289 and $2,540,429, respectively)	$2,590,996	$2,567,525
Non-controlled/affiliated investments (amortized cost—$19,423 and $13,502, respectively)	20,154	14,032
Controlled/affiliated investments (amortized cost—$66,589 and $42,993, respectively)	67,175	43,538
Total investments, at fair value (amortized cost—$2,681,301 and $2,596,924, respectively)	2,678,325	2,625,095
Cash and cash equivalents(1)	45,903	98,224
Foreign currency (amortized cost—$3,027 and $1,028, respectively)	3,022	1,028
Receivable for investments sold and repaid	48,079	1,969
Income receivable	14,488	12,582
Unrealized appreciation on foreign currency forward contracts	129	321
Deferred financing costs	9,383	9,808
Prepaid expenses and other assets	2,601	2,062
Total assets	$2,801,930	$2,751,089

Liabilities
Payable for investments purchased	$1,744	$41,845
Debt(2)	1,117,244	1,134,208
Unrealized depreciation on foreign currency forward contracts	382	208
Shareholders’ distributions payable	12,687	11,663
Management fees payable	5,007	4,630
Subordinated income incentive fees payable(3)	4,876	4,370
Accrued capital gains incentive fee(3)	—	2,947
Administrative services expense payable	529	378
Accrued accounting and administrative fees	293	252
Interest payable	8,811	7,452
Other accrued expenses and liabilities	1,077	975
Total liabilities	1,152,650	1,208,928
Commitments and contingencies(4)

Shareholders’ equity
Common Shares, $0.01 par value, unlimited shares authorized, 56,385,434 and 51,837,481 Class I shares issued and outstanding, respectively	564	518
Capital in excess of par value	1,657,235	1,522,370
Retained earnings (accumulated deficit)	(8,519)	19,273
Total shareholders’ equity	1,649,280	1,542,161
Total liabilities and shareholders’ equity	$2,801,930	$2,751,089
Net asset value per share of common shares at period end	$29.25	$29.75
_______________
(1)Includes $18,947 and $50,527 of cash equivalents invested in money market accounts as of March 31, 2026 and December 31, 2025, respectively.
(2)See Note 9 for a discussion of the Company’s financing arrangements.
(3)See Note 2 and 4 for a discussion of the methodology employed by the Company in calculating the subordinated income incentive fees and capital gains incentive fees.
(4)See Note 10 for a discussion of the Company’s commitments and contingencies.
See notes to unaudited consolidated financial statements.

KKR FS Income Trust
Unaudited Consolidated Statements of Operations
(dollar amounts in thousands, except per share amounts, unless otherwise noted)

	Three Months Ended March 31,
	2026	2025
Investment income
From non-controlled/unaffiliated investments:
Interest income	$53,092	$27,742
Paid-in-kind interest income	1,345	1,539
Fee income	2,450	1,756
Dividend and other income	3,772	623
From non-controlled/affiliated investments:
Interest income	173	—
Paid-in-kind interest income	106	93
Dividend and other income	49	—
From controlled/affiliated investments:
Interest income	643	352
Fee income	1	23
Dividend and other income	292	344
Total investment income	61,923	32,472

Operating expenses
Management fees	5,007	2,808
Subordinated income incentive fees(1)	4,876	3,195
Capital gains incentive fees(1)	(2,947)	516
Interest expense(2)	16,107	5,640
Administrative services expense	686	592
Accounting and administrative fees	221	104
Audit expense	207	144
Other general and administrative expenses	687	430
Total operating expenses	24,844	13,429
Management and incentive fee waivers	—	(6,003)
Net expenses	24,844	7,426
Net investment income	37,079	25,046

Realized and unrealized gain/loss
Net realized gain (loss) on investments:
Non-controlled/unaffiliated investments	(1)	(31)
Net realized gain (loss) on foreign currency forward contracts	(20)	—
Net realized gain (loss) on foreign currency	(238)	(45)
Net change in unrealized appreciation (depreciation) on investments:
Non-controlled/unaffiliated investments	(31,389)	5,842
Non-controlled/affiliated investments	201	127
Controlled/affiliated investments	41	24
Net change in unrealized appreciation (depreciation) on foreign currency forward contracts	(366)	(148)
Net change in unrealized gain (loss) on foreign currency	3,988	(1,637)
Total net realized and unrealized gain (loss)	(27,784)	4,132
Net increase (decrease) in net assets resulting from operations	$9,295	$29,178

Per share information—basic and diluted
Net increase (decrease) in net assets resulting from operations (Earnings (Losses) per Share)	$0.17	$0.94
Weighted average shares outstanding	54,878,419	31,084,297
_______________
(1)See Note 2 and 4 for a discussion of the methodology employed by the Company in calculating the subordinated income incentive fees and capital gains incentive fees.
(2)See Note 9 for a discussion of the Company’s financing arrangements.
See notes to unaudited consolidated financial statements.

KKR FS Income Trust
Unaudited Consolidated Statements of Changes in Net Assets
(dollar amounts in thousands unless otherwise noted)

	Three Months Ended March 31,
	2026	2025
Operations
Net investment income (loss)	$37,079	$25,046
Net realized gain (loss) on investments, foreign currency forward contracts and foreign currency	(259)	(76)
Net change in unrealized appreciation (depreciation) on investments and foreign currency forward contracts	(31,513)	5,845
Net change in unrealized gain (loss) on foreign currency	3,988	(1,637)
Net increase (decrease) in net assets resulting from operations	9,295	29,178

Shareholder distributions(1)
Distributions to common shareholders	(37,087)	(26,723)
Net decrease in net assets resulting from shareholder distributions	(37,087)	(26,723)

Capital transactions(2)
Issuance of common shares	150,526	149,716
Reinvestment of shareholder distributions	7,637	4,270
Repurchases of common shares	(23,252)	—
Net increase (decrease) in net assets resulting from capital share transactions	134,911	153,986
Total increase (decrease) in net assets	107,119	156,441
Net assets at beginning of period	1,542,161	829,242
Net assets at end of period	$1,649,280	$985,683
_______________
(1)See Note 5 for a discussion of the sources of distributions paid by the Company.
(2)See Note 3 for a discussion of the Company’s capital share transactions.
See notes to unaudited consolidated financial statements.

KKR FS Income Trust
Unaudited Consolidated Statements of Cash Flows
(dollar amounts in thousands unless otherwise noted)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$9,295	$29,178
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of investments	(242,675)	(334,604)
Paid-in-kind interest	(1,451)	(1,632)
Proceeds from sales and repayments of investments	73,550	26,933
Net realized (gain) loss on investments	1	31
Net change in unrealized (appreciation) depreciation on investments	31,147	(5,993)
Net change in unrealized (appreciation) depreciation on foreign currency forward contracts	366	148
Net change in unrealized (gain) loss on foreign currency	(3,988)	1,637
Accretion of discount	(302)	(517)
Amortization of deferred financing costs	614	326
(Increase) decrease in receivable for investments sold and repaid	—	(265)
(Increase) decrease in income receivable	(1,617)	(542)
(Increase) decrease in prepaid expenses and other assets	(539)	(1,795)
Increase (decrease) in payable for investments purchased	—	(23,219)
Increase (decrease) in organizational and offering costs payable	—	(103)
Increase (decrease) in management fees payable	377	—
Increase (decrease) in subordinated income incentive fees payable	506	—
Increase (decrease) in accrued capital gains incentive fee	(2,947)	516
Increase (decrease) in administrative services expense payable	151	239
Increase (decrease) in accrued accounting and administrative fees	41	25
Increase (decrease) in interest payable	1,359	1,164
Increase (decrease) in other accrued expenses and liabilities	102	201
Net cash provided by (used in) operating activities	(136,010)	(308,272)
Cash flows from financing activities
Issuance of common shares	150,526	149,716
Repurchases of common shares	(23,252)	—
Distributions to common shareholders	(28,426)	(20,633)
Borrowings under financing arrangements	119,246	355,025
Repayments under financing arrangements	(132,170)	(158,719)
Deferred financing costs paid	(189)	(2,118)
Net cash provided by (used in) financing activities	85,735	323,271
Effect of exchange rate changes on cash	(52)	(57)
Total increase (decrease) in cash	(50,327)	14,942
Cash, cash equivalents and foreign currency at beginning of period	99,252	19,693
Cash, cash equivalents and foreign currency at end of period	$48,925	$34,635
Supplemental disclosure
Reinvestment of shareholder distributions	$7,637	$4,270
Interest paid during the period	$14,134	$4,150
See notes to unaudited consolidated financial statements.

KKR FS Income Trust
Unaudited Consolidated Schedule of Investments
As of March 31, 2026
(dollar amounts in thousands, except per share amounts, unless otherwise noted)

Portfolio Company(a)	Footnotes	Industry	Rate(b)					Floor(b)	Maturity	Principal Amount(c)/Shares	Amortized Cost	Fair Value(d)
Senior Secured Loans—First Lien—119.2%
Advanced Dermatology & Cosmetic Surgery	(f)	Health Care Equipment & Services	SF	+	6.3%			1.0%	05/27	$814	$814	$814
Affordable Care Inc	(f)(l)(m)	Health Care Equipment & Services	SF	+	6.0%	(3.3% PIK	/ 3.3% PIK)	0.8%	08/28	1,727	1,713	1,247
AGS Health LLC	(f)	Software & Services	SF	+	4.5%			0.5%	08/32	1,679	1,675	1,628
AGS Health LLC	(f)	Software & Services	SF	+	4.3%			0.5%	08/32	3,195	3,188	3,099
AGS Health LLC	(i)	Software & Services	SF	+	4.5%			0.5%	08/32	1,679	1,679	1,628
AGS Health LLC	(i)	Software & Services	SF	+	4.5%			0.5%	08/32	596	596	578
A-Lign Assurance LLC	(f)	Software & Services	SF	+	4.5%	(0.0% PIK	/ 3.0% PIK)	0.8%	08/32	11,204	11,099	10,821
A-Lign Assurance LLC	(i)	Software & Services	SF	+	4.5%	(0.0% PIK	/ 3.0% PIK)	0.8%	08/32	3,303	3,287	3,191
A-Lign Assurance LLC	(i)	Software & Services	SF	+	4.5%			0.8%	08/32	1,586	1,570	1,531
Apex Service Partners LLC	(f)	Commercial & Professional Services	SF	+	5.0%			1.0%	10/29	1,722	1,693	1,722
Apex Service Partners LLC	(f)	Commercial & Professional Services	SF	+	5.0%			1.0%	10/30	2,550	2,538	2,576
Apex Service Partners LLC	(f)(g)(h)	Commercial & Professional Services	SF	+	5.0%			1.0%	10/30	54,616	54,052	55,160
Apex Service Partners LLC	(i)	Commercial & Professional Services	SF	+	5.0%			1.0%	10/29	2,029	2,029	2,029
Arcfield Acquisition Corp	(g)	Capital Goods	SF	+	5.0%			0.5%	10/31	17,191	17,191	17,191
Arcfield Acquisition Corp	(i)	Capital Goods	SF	+	5.0%			0.5%	10/31	2,780	2,780	2,780
Arcwood Environmental (fka Heritage Environmental Services Inc)	(g)(h)	Commercial & Professional Services	SF	+	5.3%			0.8%	01/31	19,653	19,541	19,653
Arcwood Environmental (fka Heritage Environmental Services Inc)	(f)(g)	Commercial & Professional Services	SF	+	5.0%			0.8%	01/31	3,605	3,603	3,605
Arcwood Environmental (fka Heritage Environmental Services Inc)	(i)	Commercial & Professional Services	SF	+	5.3%			0.8%	01/30	2,797	2,797	2,797
Area Wide Protective Inc	(f)(g)	Commercial & Professional Services	SF	+	4.5%			1.0%	12/30	5,276	5,241	5,276
Area Wide Protective Inc	(i)	Commercial & Professional Services	SF	+	4.5%			1.0%	12/30	2,769	2,769	2,769
AVE Holdings I Corp (fka Amerivet Partners Management Inc)	(f)	Health Care Equipment & Services	SF	+	5.5%			0.8%	02/28	3,257	3,257	2,983
Avetta LLC	(h)	Software & Services	SF	+	4.2%	(0.0% PIK	/ 2.6% PIK)	0.5%	07/31	6,557	6,504	6,557
Avetta LLC	(i)	Software & Services	SF	+	4.2%			0.5%	07/30	780	780	780
Avetta LLC	(i)	Software & Services	SF	+	4.3%			0.5%	07/30	367	367	367
Avetta LLC	(i)	Software & Services	SF	+	4.2%	(0.0% PIK	/ 2.6% PIK)	0.5%	07/31	1,605	1,605	1,605
BCA Marketplace Ltd	(f)(k)	Commercial & Professional Services	SA	+	6.3%	(0.0% PIK	/ 2.5% PIK)	0.0%	03/31	£9,211	11,742	12,048
BCA Marketplace Ltd	(f)(k)	Commercial & Professional Services	E	+	6.3%	(0.0% PIK	/ 2.5% PIK)	0.0%	04/31	€3,808	4,070	4,350
BDO USA PA	(g)	Commercial & Professional Services	SF	+	5.0%			2.0%	08/28	$16,629	16,465	16,562
BDO USA PA	(f)	Commercial & Professional Services	SF	+	4.5%			2.0%	08/28	978	970	975
BGB Group LLC	(g)(h)	Media & Entertainment	SF	+	5.3%			1.0%	02/30	26,299	26,299	26,299
BGB Group LLC	(i)	Media & Entertainment	SF	+	5.3%			1.0%	02/30	2,185	2,185	2,185
BGB Group LLC	(i)	Media & Entertainment	SF	+	5.3%			1.0%	02/30	3,278	3,278	3,278
Bonterra LLC	(f)(g)(h)	Software & Services	SF	+	4.8%			0.8%	03/32	39,645	39,467	38,947
See notes to unaudited consolidated financial statements.

KKR FS Income Trust
Unaudited Consolidated Schedule of Investments (continued)
As of March 31, 2026
(dollar amounts in thousands, except per share amounts, unless otherwise noted)

Portfolio Company(a)	Footnotes	Industry	Rate(b)					Floor(b)	Maturity	Principal Amount(c)/Shares	Amortized Cost	Fair Value(d)
Bonterra LLC	(f)	Software & Services	SF	+	4.8%			0.8%	03/32	$1,051	$1,048	$1,033
Bonterra LLC	(f)	Software & Services	SF	+	5.0%			0.8%	03/32	614	608	603
Bonterra LLC	(i)	Software & Services	SF	+	4.8%			0.8%	03/32	2,843	2,843	2,793
Bonterra LLC	(i)	Software & Services	SF	+	5.0%			0.8%	03/32	590	590	579
Cadence Education LLC	(h)	Consumer Services	SF	+	5.0%			0.8%	05/31	9,067	9,031	8,953
Cadence Education LLC	(f)	Consumer Services	SF	+	5.0%			0.8%	05/31	2,384	2,381	2,354
Cadence Education LLC	(i)	Consumer Services	SF	+	5.0%			0.8%	05/30	1,414	1,412	1,396
Cambrex Corp	(f)	Pharmaceuticals, Biotechnology & Life Sciences	SF	+	4.5%	(0.0% PIK	/ 2.8% PIK)	0.8%	03/32	14,398	14,335	14,542
Cambrex Corp	(f)	Pharmaceuticals, Biotechnology & Life Sciences	SF	+	4.5%			0.8%	03/32	432	432	432
Cambrex Corp	(f)	Pharmaceuticals, Biotechnology & Life Sciences	SF	+	4.5%			0.8%	03/32	2,154	2,154	2,176
Cambrex Corp	(i)	Pharmaceuticals, Biotechnology & Life Sciences	SF	+	4.5%			0.8%	03/32	1,458	1,458	1,458
Carrier Fire Protection	(f)	Commercial & Professional Services	SF	+	4.5%			0.5%	07/30	740	732	740
Carrier Fire Protection	(f)(h)	Commercial & Professional Services	SF	+	4.5%	(0.0% PIK	/ 2.0% PIK)	0.5%	07/31	8,104	8,035	8,185
Carrier Fire Protection	(f)	Commercial & Professional Services	E	+	4.5%	(0.0% PIK	/ 2.0% PIK)	0.5%	07/31	€1,910	2,067	2,221
Carrier Fire Protection	(f)	Commercial & Professional Services	E	+	4.5%			0.5%	07/30	232	258	267
Carrier Fire Protection	(i)	Commercial & Professional Services	SF	+	4.5%			0.5%	07/30	$1,052	1,052	1,052
Carrier Fire Protection	(i)	Commercial & Professional Services	SF	+	4.5%	(0.0% PIK	/ 2.0% PIK)	0.5%	07/31	1,656	1,656	1,673
Carrier Fire Protection	(i)	Commercial & Professional Services	E	+	4.5%			0.5%	07/30	€26	21	21
Circana Group (f.k.a. NPD Group)	(h)	Consumer Services	SF	+	4.3%			0.8%	12/29	$9,812	9,812	9,910
Circana Group (f.k.a. NPD Group)	(i)	Consumer Services	SF	+	4.3%			0.8%	12/28	718	718	718
Clarience Technologies LLC	(f)(g)(h)	Capital Goods	SF	+	4.8%	(0.0% PIK	/ 3.1% PIK)	0.8%	02/32	37,216	37,211	36,844
Clarience Technologies LLC	(f)	Capital Goods	SF	+	4.8%			0.8%	02/32	835	836	826
Clarience Technologies LLC	(i)	Capital Goods	SF	+	4.8%			0.8%	02/31	3,995	4,000	3,955
Clarience Technologies LLC	(i)	Capital Goods	SF	+	4.8%	(0.0% PIK	/ 3.1% PIK)	0.8%	02/32	8,851	8,848	8,763
CLEAResult Consulting Inc	(g)	Commercial & Professional Services	SF	+	4.8%	(0.0% PIK	/ 2.5% PIK)	0.8%	08/31	12,337	12,235	12,461
CLEAResult Consulting Inc	(i)	Commercial & Professional Services	SF	+	4.8%	(0.0% PIK	/ 2.4% PIK)	0.8%	08/31	3,123	3,108	3,155
CLEAResult Consulting Inc	(i)	Commercial & Professional Services	SF	+	4.8%			0.8%	08/31	2,082	2,066	2,082
ClubCorp Club Operations Inc	(f)	Consumer Services	SF	+	4.8%			1.0%	07/32	18,868	18,741	18,779
ClubCorp Club Operations Inc	(i)	Consumer Services	SF	+	5.0%			1.0%	07/31	2,061	2,061	2,051
ClubCorp Club Operations Inc	(i)	Consumer Services	SF	+	5.0%			1.0%	07/32	1,237	1,237	1,231
Com Laude Group Ltd	(g)(h)(k)	Software & Services	SF	+	5.0%			0.8%	12/32	21,796	21,689	21,288
Com Laude Group Ltd	(i)(k)	Software & Services	SF	+	5.0%			0.8%	12/32	4,284	4,263	4,185
Com Laude Group Ltd	(i)(k)	Software & Services	SF	+	5.0%			0.8%	12/32	1,714	1,714	1,674
Community Brands Inc	(f)(g)	Software & Services	SF	+	5.3%			0.8%	07/31	11,892	11,846	11,269
See notes to unaudited consolidated financial statements.

KKR FS Income Trust
Unaudited Consolidated Schedule of Investments (continued)
As of March 31, 2026
(dollar amounts in thousands, except per share amounts, unless otherwise noted)

Portfolio Company(a)	Footnotes	Industry	Rate(b)					Floor(b)	Maturity	Principal Amount(c)/Shares	Amortized Cost	Fair Value(d)
Community Brands Inc	(i)	Software & Services	SF	+	5.3%			0.8%	07/31	$795	$795	$754
Conservice LLC	(f)	Software & Services	SF	+	4.5%			0.8%	02/33	17,231	17,188	16,972
Conservice LLC	(i)	Software & Services	SF	+	4.5%			0.8%	02/33	2,347	2,347	2,311
CSafe Global	(f)(g)(h)	Transportation	SF	+	5.8%			0.8%	12/28	29,342	29,348	29,342
CSafe Global	(f)	Transportation	SA	+	5.8%			0.8%	12/28	£3,810	4,811	5,023
CSafe Global	(f)	Transportation	SF	+	5.8%			0.8%	03/29	$950	952	950
CSafe Global	(i)	Transportation	SF	+	5.8%			0.8%	03/29	1,929	1,929	1,929
Dental365 LLC	(f)(g)	Health Care Equipment & Services	SF	+	5.0%			0.8%	08/28	15,091	15,091	15,091
Dental365 LLC	(h)	Health Care Equipment & Services	SF	+	5.0%			0.8%	08/28	5,950	5,950	5,950
Dental365 LLC	(i)	Health Care Equipment & Services	SF	+	5.0%			0.8%	05/28	2,216	2,216	2,216
Dental365 LLC	(i)	Health Care Equipment & Services	SF	+	5.0%			0.8%	08/28	2,213	2,213	2,213
DOXA Insurance Holdings LLC	(f)	Insurance	SF	+	4.5%			0.8%	12/29	349	349	348
DOXA Insurance Holdings LLC	(f)(h)	Insurance	SF	+	4.5%			0.8%	12/30	11,517	11,475	11,478
DOXA Insurance Holdings LLC	(i)	Insurance	SF	+	4.5%			0.8%	12/29	883	883	880
DOXA Insurance Holdings LLC	(i)	Insurance	SF	+	4.5%			0.8%	12/30	317	317	316
DuBois Chemicals Inc	(f)(g)	Materials	SF	+	5.0%			0.8%	06/31	14,303	14,252	14,308
DuBois Chemicals Inc	(i)	Materials	SF	+	5.0%			0.8%	06/31	2,138	2,138	2,138
DuBois Chemicals Inc	(i)	Materials	SF	+	5.0%			0.8%	06/31	621	621	621
Eagle Railcar Services Roscoe Inc	(h)	Transportation	SF	+	4.5%			0.5%	06/32	9,590	9,568	9,570
Eagle Railcar Services Roscoe Inc	(i)	Transportation	SF	+	4.5%			0.5%	06/32	1,807	1,807	1,803
Eagle Railcar Services Roscoe Inc	(i)	Transportation	SF	+	4.5%			1.0%	06/32	2,008	2,008	2,004
Excelitas Technologies Corp	(f)	Technology Hardware & Equipment	SF	+	5.3%			0.8%	08/29	264	266	260
Flexera Software LLC	(g)(h)	Software & Services	SF	+	4.5%	(0.0% PIK	/ 2.5% PIK)	0.5%	08/32	37,266	37,244	35,965
Flexera Software LLC	(f)	Software & Services	E	+	4.5%	(0.0% PIK	/ 2.5% PIK)	0.5%	08/32	€11,246	13,135	12,500
Flexera Software LLC	(i)	Software & Services	SF	+	4.5%			0.5%	08/32	$3,023	3,024	2,917
Follett Software Co	(h)	Software & Services	SF	+	4.5%			0.5%	08/31	9,860	9,860	9,781
Follett Software Co	(i)	Software & Services	SF	+	4.5%			0.5%	08/30	925	925	918
Frontline Road Safety LLC	(f)(g)	Capital Goods	SF	+	5.0%	(2.3% PIK	/ 2.3% PIK)	0.0%	03/32	40,956	40,807	40,865
Frontline Road Safety LLC	(f)	Capital Goods	SF	+	4.8%	(0.0% PIK	/ 2.3% PIK)	0.0%	03/32	344	344	343
Frontline Road Safety LLC	(i)	Capital Goods	SF	+	4.8%			0.0%	03/32	4,151	4,151	4,142
Frontline Road Safety LLC	(i)	Capital Goods	SF	+	4.8%	(0.0% PIK	/ 2.3% PIK)	0.0%	03/32	326	326	326
Galway Partners Holdings LLC	(f)	Insurance	SF	+	4.5%			0.8%	09/28	349	349	349
Galway Partners Holdings LLC	(h)	Insurance	SF	+	4.5%			0.8%	09/28	7,977	7,977	7,977
Galway Partners Holdings LLC	(i)	Insurance	SF	+	4.5%			0.8%	09/28	569	569	569
GE Digital LLC	(f)(h)	Software & Services	SF	+	4.8%			0.8%	03/33	17,220	17,134	17,134
GE Digital LLC	(i)	Software & Services	SF	+	4.8%			0.8%	03/33	3,055	3,055	3,055
Gigamon Inc	(f)	Software & Services	SF	+	5.8%			0.8%	03/29	814	814	770
See notes to unaudited consolidated financial statements.

KKR FS Income Trust
Unaudited Consolidated Schedule of Investments (continued)
As of March 31, 2026
(dollar amounts in thousands, except per share amounts, unless otherwise noted)

Portfolio Company(a)	Footnotes	Industry	Rate(b)					Floor(b)	Maturity	Principal Amount(c)/Shares	Amortized Cost	Fair Value(d)
Granicus Inc	(f)	Software & Services	SF	+	5.8%	(2.3% PIK	/ 2.3% PIK)	0.8%	01/31	$332	$330	$332
Granicus Inc	(f)	Software & Services	SF	+	5.3%	(2.3% PIK	/ 2.3% PIK)	0.8%	01/31	4,275	4,275	4,275
Granicus Inc	(i)	Software & Services	SF	+	5.3%	(0.0% PIK	/ 1.8% PIK)	0.8%	01/31	46	46	46
Granicus Inc	(i)	Software & Services	SF	+	5.3%	(2.3% PIK	/ 2.3% PIK)	0.8%	01/31	636	636	636
Hexion International Cooperatief UA	(e)(f)	Materials	SF	+	4.0%			0.5%	03/29	3,035	2,966	2,910
Higginbotham Insurance Agency Inc	(g)(h)	Insurance	SF	+	4.5%			1.0%	06/31	24,754	24,754	24,630
Higginbotham Insurance Agency Inc	(i)	Insurance	SF	+	4.5%			1.0%	06/31	4,233	4,233	4,212
Highgate Hotels Inc	(g)	Consumer Services	SF	+	5.5%			1.0%	11/29	12,450	12,339	12,450
Highgate Hotels Inc	(f)	Consumer Services	SF	+	5.5%			1.0%	11/29	541	529	541
Highgate Hotels Inc	(i)	Consumer Services	SF	+	5.5%			1.0%	11/29	1,051	1,051	1,051
Highgate Hotels Inc	(i)	Consumer Services	SF	+	5.5%			1.0%	11/29	3,206	3,206	3,238
Homrich & Berg Inc	(f)	Financial Services	SF	+	4.8%			0.8%	08/31	1,237	1,237	1,237
Homrich & Berg Inc	(g)(h)	Financial Services	SF	+	4.8%			0.8%	11/31	17,122	17,106	17,202
Homrich & Berg Inc	(f)	Financial Services	SF	+	4.5%			0.8%	11/31	1,755	1,755	1,746
Homrich & Berg Inc	(i)	Financial Services	SF	+	4.8%			0.8%	08/31	649	649	649
Homrich & Berg Inc	(i)	Financial Services	SF	+	4.5%			0.8%	11/31	10,430	10,430	10,378
Horizon CTS Buyer LLC	(f)(h)	Capital Goods	SF	+	4.8%	(0.0% PIK	/ 2.4% PIK)	0.8%	03/32	14,401	14,349	14,362
Horizon CTS Buyer LLC	(f)	Capital Goods	SF	+	4.8%			0.8%	03/32	1,132	1,132	1,129
Horizon CTS Buyer LLC	(g)	Capital Goods	SF	+	4.8%	(0.0% PIK	/ 2.9% PIK)	0.8%	03/32	17,059	17,059	17,015
Horizon CTS Buyer LLC	(i)	Capital Goods	SF	+	4.8%			0.8%	03/32	5,300	5,300	5,286
Horizon CTS Buyer LLC	(i)	Capital Goods	SF	+	4.8%	(0.0% PIK	/ 2.9% PIK)	0.8%	03/32	7,108	7,108	7,090
Inhabit IQ	(g)	Software & Services	SF	+	4.5%	(0.0% PIK	/ 2.3% PIK)	0.8%	01/32	4,260	4,250	4,302
Inhabit IQ	(i)	Software & Services	SF	+	4.5%	(0.0% PIK	/ 2.3% PIK)	0.8%	01/32	1,192	1,192	1,204
Inhabit IQ	(i)	Software & Services	SF	+	4.5%			0.8%	01/32	745	745	745
Insightsoftware.Com Inc	(f)	Software & Services	SF	+	5.3%			0.8%	05/28	466	466	447
Insightsoftware.Com Inc	(f)	Software & Services	SF	+	5.3%			1.0%	05/28	466	466	448
Insightsoftware.Com Inc	(f)	Software & Services	SF	+	5.3%			1.0%	05/28	7,075	7,075	6,792
Insightsoftware.Com Inc	(i)	Software & Services	SF	+	5.3%			0.8%	05/28	4,015	4,015	3,854
Insightsoftware.Com Inc	(i)	Software & Services	SF	+	5.3%			1.0%	05/28	423	423	406
Integrated Power Services LLC	(g)	Commercial & Professional Services	SF	+	4.8%			0.8%	11/31	15,200	15,200	15,200
Integrated Power Services LLC	(f)(h)	Commercial & Professional Services	SF	+	4.8%			0.8%	11/31	17,274	17,274	17,274
Integrated Power Services LLC	(i)	Commercial & Professional Services	SF	+	4.5%			0.8%	11/30	4,215	4,215	4,215
Integrated Power Services LLC	(i)	Commercial & Professional Services	SF	+	4.8%			0.8%	11/31	8,687	8,687	8,687
Integrity Marketing Group LLC	(f)(g)(h)	Insurance	SF	+	5.0%			0.8%	08/28	43,610	43,517	43,610
Integrity Marketing Group LLC	(i)	Insurance	SF	+	5.0%			0.8%	08/28	6,058	6,056	6,058
Integrity Marketing Group LLC	(i)	Insurance	SF	+	5.0%			0.8%	08/28	7,588	7,611	7,588
IntraFi Network LLC	(e)(f)	Financial Services	SF	+	4.0%			0.0%	07/31	6,684	6,623	6,492
See notes to unaudited consolidated financial statements.

KKR FS Income Trust
Unaudited Consolidated Schedule of Investments (continued)
As of March 31, 2026
(dollar amounts in thousands, except per share amounts, unless otherwise noted)

Portfolio Company(a)	Footnotes	Industry	Rate(b)					Floor(b)	Maturity	Principal Amount(c)/Shares	Amortized Cost	Fair Value(d)
J S Held LLC	(f)	Insurance	SF	+	4.8%			1.0%	06/28	$794	$794	$794
J S Held LLC	(f)(g)(h)	Insurance	SF	+	4.8%			1.0%	06/28	26,544	26,544	26,544
J S Held LLC	(i)	Insurance	SF	+	4.8%			1.0%	06/28	794	794	794
J S Held LLC	(i)	Insurance	SF	+	4.8%			1.0%	06/28	2,040	2,040	2,040
Jeppesen Holdings LLC	(g)(h)(k)	Software & Services	SF	+	4.8%	(0.0% PIK	/ 2.6% PIK)	0.5%	10/32	23,544	23,461	23,033
Jeppesen Holdings LLC	(i)(k)	Software & Services	SF	+	4.8%			0.5%	10/32	1,221	1,221	1,194
Keystone Agency Partners LLC	(f)(g)(h)	Insurance	SF	+	4.3%	(0.0% PIK	/ 2.6% PIK)	0.8%	08/32	45,378	45,166	45,149
Keystone Agency Partners LLC	(i)	Insurance	SF	+	4.3%	(0.0% PIK	/ 2.6% PIK)	0.8%	08/32	8,749	8,749	8,705
Keystone Agency Partners LLC	(i)	Insurance	SF	+	4.3%			0.8%	08/32	3,888	3,884	3,869
Lazer Logistics Inc	(f)	Transportation	SF	+	4.8%			0.8%	05/30	3,382	3,367	3,416
Lazer Logistics Inc	(f)(g)	Transportation	SF	+	4.8%			0.8%	05/30	12,231	12,112	12,353
Lazer Logistics Inc	(i)	Transportation	SF	+	4.8%			0.8%	05/29	1,244	1,234	1,244
Lazer Logistics Inc	(i)	Transportation	SF	+	4.8%			0.8%	05/30	833	833	842
Learning Experience Corp/The	(h)	Consumer Services	SF	+	4.8%	(0.0% PIK	/ 2.9% PIK)	0.8%	07/32	3,642	3,626	3,663
Learning Experience Corp/The	(i)	Consumer Services	SF	+	4.8%			0.8%	07/32	801	801	801
Legends Hospitality LLC	(f)	Consumer Services	SF	+	5.0%	(0.0% PIK	/ 2.5% PIK)	0.8%	08/30	1,055	1,055	1,050
Legends Hospitality LLC	(f)(g)(h)	Consumer Services	SF	+	5.0%	(0.0% PIK	/ 2.8% PIK)	0.8%	08/31	18,569	18,385	18,476
Legends Hospitality LLC	(i)	Consumer Services	SF	+	5.0%	(0.0% PIK	/ 2.5% PIK)	0.8%	08/30	955	955	950
Lipari Foods LLC	(f)(g)	Consumer Staples Distribution & Retail	SF	+	6.5%			1.0%	10/28	16,442	16,313	16,437
Magna Legal Services LLC	(f)(g)	Commercial & Professional Services	SF	+	4.5%			0.8%	11/29	9,169	9,047	9,169
Magna Legal Services LLC	(f)	Commercial & Professional Services	SF	+	4.5%			0.8%	11/29	3,330	3,330	3,330
Magna Legal Services LLC	(i)	Commercial & Professional Services	SF	+	4.5%			0.8%	11/28	861	852	861
Magna Legal Services LLC	(i)	Commercial & Professional Services	SF	+	4.5%			0.8%	11/29	4,971	4,971	4,971
MAI Capital Management LLC	(f)(h)	Financial Services	SF	+	4.8%	(0.0% PIK	/ 2.4% PIK)	0.8%	08/31	14,073	14,011	14,214
MAI Capital Management LLC	(f)	Financial Services	SF	+	4.8%			0.8%	08/31	920	920	920
MAI Capital Management LLC	(f)	Financial Services	SF	+	4.8%	(0.0% PIK	/ 2.9% PIK)	0.8%	08/31	4,166	4,166	4,208
MAI Capital Management LLC	(i)	Financial Services	SF	+	4.8%			0.8%	08/31	1,566	1,566	1,566
MAI Capital Management LLC	(i)	Financial Services	SF	+	4.8%	(0.0% PIK	/ 2.9% PIK)	0.8%	08/31	2,040	2,040	2,060
MB2 Dental Solutions LLC	(f)(g)	Health Care Equipment & Services	SF	+	5.5%			0.8%	02/31	24,297	24,088	24,507
MB2 Dental Solutions LLC	(f)	Health Care Equipment & Services	SF	+	5.5%			0.8%	02/31	76	57	76
MB2 Dental Solutions LLC	(i)	Health Care Equipment & Services	SF	+	5.5%			0.8%	02/31	1,825	1,825	1,825
Med-Metrix	(f)(g)(h)	Software & Services	SF	+	4.5%	(0.0% PIK	/ 2.9% PIK)	0.8%	07/32	24,269	24,158	24,075
Med-Metrix	(i)	Software & Services	SF	+	4.5%	(0.0% PIK	/ 2.9% PIK)	0.8%	07/32	10,018	10,018	9,938
Med-Metrix	(i)	Software & Services	SF	+	4.5%			0.8%	07/32	4,286	4,286	4,252
Mercer Advisors Inc	(f)(g)	Financial Services	SF	+	4.5%			0.8%	10/30	22,452	22,407	22,339
Mercer Advisors Inc	(i)	Financial Services	SF	+	4.5%			0.8%	10/30	11,995	11,995	11,935
See notes to unaudited consolidated financial statements.

KKR FS Income Trust
Unaudited Consolidated Schedule of Investments (continued)
As of March 31, 2026
(dollar amounts in thousands, except per share amounts, unless otherwise noted)

Portfolio Company(a)	Footnotes	Industry	Rate(b)					Floor(b)	Maturity	Principal Amount(c)/Shares	Amortized Cost	Fair Value(d)
Milano Acquisition Corp	(e)(f)	Health Care Equipment & Services	SF	+	4.0%			0.8%	10/27	$25,843	$25,125	$25,144
Misys Ltd	(e)(f)(k)	Software & Services	SF	+	4.0%			0.0%	09/32	27,489	27,231	25,880
Model N Inc	(g)	Software & Services	SF	+	4.8%	(0.0% PIK	/ 3.0% PIK)	0.8%	06/31	12,859	12,816	12,756
Model N Inc	(i)	Software & Services	SF	+	4.8%	(0.0% PIK	/ 3.0% PIK)	0.8%	06/31	2,664	2,664	2,643
Model N Inc	(i)	Software & Services	SF	+	4.8%			0.8%	06/31	1,421	1,421	1,410
NAVEX Global Inc	(f)	Software & Services	SF		5.0%	(0.0% PIK	/ 3.0% PIK)	0.8%	10/32	15,054	14,983	14,640
NAVEX Global Inc	(i)	Software & Services	SF	+	5.0%			0.8%	10/31	326	326	317
NAVEX Global Inc	(i)	Software & Services	SF		5.0%	(0.0% PIK	/ 3.0% PIK)	0.8%	10/32	6,900	6,883	6,710
NEFCO Corp	(g)(h)	Capital Goods	SF	+	4.5%			0.8%	01/33	15,504	15,467	15,466
NEFCO Corp	(f)	Capital Goods	SF	+	4.5%			0.8%	01/33	443	443	442
NEFCO Corp	(i)	Capital Goods	SF	+	4.5%			0.8%	01/33	3,322	3,322	3,314
NEFCO Corp	(i)	Capital Goods	SF	+	4.5%			0.8%	01/33	1,772	1,772	1,768
NeoGov Newt Holdco Inc	(f)(h)	Software & Services	SF	+	4.5%	(0.0% PIK	/ 2.8% PIK)	0.5%	09/32	15,185	15,132	14,744
NeoGov Newt Holdco Inc	(i)	Software & Services	SF	+	4.5%			0.5%	09/32	2,646	2,646	2,570
NeoGov Newt Holdco Inc	(i)	Software & Services	SF	+	4.5%	(0.0% PIK	/ 2.8% PIK)	0.5%	09/32	3,522	3,522	3,420
Netsmart Technologies Inc	(f)(g)(h)	Health Care Equipment & Services	SF	+	5.2%	(2.7% PIK	/ 2.7% PIK)	0.8%	08/31	37,022	36,893	36,507
Netsmart Technologies Inc	(i)	Health Care Equipment & Services	SF	+	5.0%	(2.5% PIK	/ 2.5% PIK)	0.8%	08/31	4,258	4,236	4,198
Netsmart Technologies Inc	(i)	Health Care Equipment & Services	SF	+	4.8%			0.8%	08/31	4,343	4,343	4,282
OEConnection LLC	(f)(g)(h)	Software & Services	SF	+	4.5%	(0.0% PIK	/ 2.5% PIK)	0.5%	12/32	23,608	23,516	23,079
OEConnection LLC	(i)	Software & Services	SF	+	4.5%	(0.0% PIK	/ 2.5% PIK)	0.5%	12/32	5,183	5,183	5,067
OEConnection LLC	(i)	Software & Services	SF	+	4.5%			0.5%	12/32	2,604	2,600	2,546
Orion Services Group	(f)(g)	Capital Goods	SF	+	4.5%	(0.0% PIK	/ 2.8% PIK)	0.8%	11/32	8,937	8,877	8,852
Orion Services Group	(i)	Capital Goods	SF	+	4.5%	(0.0% PIK	/ 2.8% PIK)	0.8%	11/32	2,207	2,207	2,186
PCI Pharma Services	(f)(h)(k)	Health Care Equipment & Services	SF	+	5.0%			0.8%	10/32	16,161	16,103	15,999
PCI Pharma Services	(i)(k)	Health Care Equipment & Services	SF	+	5.0%			0.8%	10/32	19,947	19,886	19,748
PCI Pharma Services	(i)(k)	Health Care Equipment & Services	SF	+	5.0%			0.8%	10/32	5,817	5,817	5,759
Personify Health Inc	(g)	Software & Services	SF		5.8%	(0.0% PIK	/ 3.0% PIK)	0.8%	11/29	13,375	13,333	12,155
Pike Corp	(g)(h)	Capital Goods	SF	+	4.5%	(0.0% PIK	/ 2.5% PIK)	0.8%	12/32	20,932	20,881	20,565
Pike Corp	(i)	Capital Goods	SF	+	4.5%	(0.0% PIK	/ 2.5% PIK)	0.8%	12/32	4,550	4,539	4,471
Pike Corp	(i)	Capital Goods	SF	+	4.5%			0.8%	12/32	3,034	3,034	2,980
Precisely Software Inc	(e)(f)	Software & Services	SF	+	4.0%			0.8%	04/28	25,740	25,057	20,013
Premise Health Holding Corp	(f)	Health Care Equipment & Services	SF	+	4.8%			0.8%	11/32	4,681	4,638	4,643
Premise Health Holding Corp	(f)	Health Care Equipment & Services	SF	+	4.8%			0.8%	11/32	660	653	654
Premise Health Holding Corp	(i)	Health Care Equipment & Services	SF	+	4.8%			0.8%	11/31	369	369	366
Premise Health Holding Corp	(i)	Health Care Equipment & Services	SF	+	4.8%			0.8%	11/32	633	633	628
PROS Holdings Inc	(f)	Software & Services	SF	+	4.8%	(0.0% PIK	/ 2.9% PIK)	0.0%	12/32	7,430	7,421	7,341
PROS Holdings Inc	(i)	Software & Services	SF	+	4.8%			0.0%	12/32	861	861	851
See notes to unaudited consolidated financial statements.

KKR FS Income Trust
Unaudited Consolidated Schedule of Investments (continued)
As of March 31, 2026
(dollar amounts in thousands, except per share amounts, unless otherwise noted)

Portfolio Company(a)	Footnotes	Industry	Rate(b)					Floor(b)	Maturity	Principal Amount(c)/Shares	Amortized Cost	Fair Value(d)
PSC Group	(f)	Transportation	SF	+	5.3%			0.8%	04/30	$231	$231	$231
PSC Group	(f)	Transportation	SF	+	5.3%			0.8%	04/31	3,161	3,145	3,161
PSC Group	(i)	Transportation	SF	+	5.3%			0.8%	04/30	177	177	177
PSKW LLC (dba ConnectiveRx)	(f)(g)	Health Care Equipment & Services	SF	+	5.5%			1.0%	03/28	27,889	27,889	27,889
Radwell International LLC	(f)	Capital Goods	SF	+	4.8%			0.8%	04/30	423	394	421
Radwell International LLC	(f)(g)(h)	Capital Goods	SF	+	4.8%			0.8%	04/30	37,460	37,208	37,273
Radwell International LLC	(i)	Capital Goods	SF	+	4.8%			0.8%	04/30	1,391	1,391	1,384
Railpros Inc	(f)	Commercial & Professional Services	SF	+	4.3%			0.8%	05/32	1,274	1,274	1,274
Railpros Inc	(i)	Commercial & Professional Services	SF	+	4.3%			0.8%	05/32	252	252	252
Railpros Inc	(i)	Commercial & Professional Services	SF	+	4.3%			0.8%	05/32	180	180	180
Resa Power LLC	(f)(h)	Commercial & Professional Services	SF	+	4.5%	(0.0% PIK	/ 2.5% PIK)	0.8%	04/32	15,938	15,893	16,098
Resa Power LLC	(i)	Commercial & Professional Services	SF	+	4.5%	(0.0% PIK	/ 2.5% PIK)	0.8%	04/32	2,254	2,254	2,276
Resa Power LLC	(i)	Commercial & Professional Services	SF	+	4.5%			0.8%	04/32	1,975	1,975	1,975
Revere Superior Holdings Inc	(g)	Software & Services	SF	+	5.0%			1.0%	10/29	2,332	2,323	2,312
Revere Superior Holdings Inc	(f)	Software & Services	SF	+	5.0%			1.0%	10/29	141	138	139
Revere Superior Holdings Inc	(f)(g)	Software & Services	SF	+	5.0%			1.0%	10/29	16,392	16,336	16,251
Revere Superior Holdings Inc	(i)	Software & Services	SF	+	5.0%			1.0%	10/29	913	913	906
Revere Superior Holdings Inc	(i)	Software & Services	SF	+	5.0%			1.0%	10/29	238	238	236
Rialto Capital Management LLC	(g)(h)	Financial Services	SF	+	4.8%			0.8%	12/30	16,626	16,530	16,792
Rialto Capital Management LLC	(i)	Financial Services	SF	+	4.8%			0.8%	12/30	834	834	834
Rockefeller Capital Management LP	(g)(h)	Financial Services	SF	+	4.5%			0.5%	12/32	41,000	40,804	40,819
Rockefeller Capital Management LP	(i)	Financial Services	SF	+	4.5%			0.5%	12/32	4,000	4,000	3,982
SAMBA Safety Inc	(g)	Software & Services	SF	+	4.8%	(0.0% PIK	/ 2.9% PIK)	1.0%	12/32	4,964	4,952	4,865
SAMBA Safety Inc	(f)	Software & Services	SF	+	4.8%			1.0%	12/32	26	26	25
SAMBA Safety Inc	(i)	Software & Services	SF	+	4.8%	(0.0% PIK	/ 2.9% PIK)	1.0%	12/32	603	603	591
SAMBA Safety Inc	(i)	Software & Services	SF	+	4.8%			1.0%	12/32	423	423	414
Service Express Inc	(g)(h)	Commercial & Professional Services	SF	+	4.5%	(0.0% PIK	/ 2.8% PIK)	0.5%	12/32	21,137	21,137	21,002
Service Express Inc	(f)(h)	Commercial & Professional Services	SF	+	4.5%	(0.0% PIK	/ 2.8% PIK)	0.5%	12/32	14,306	14,250	14,215
Service Express Inc	(i)	Commercial & Professional Services	SF	+	4.5%	(0.0% PIK	/ 2.8% PIK)	0.5%	12/32	4,207	4,207	4,180
Service Express Inc	(i)	Commercial & Professional Services	SF	+	4.5%			0.5%	12/32	5,008	5,008	4,976
Service Logic LLC	(g)(h)	Commercial & Professional Services	SF	+	4.8%	(2.3% PIK	/ 2.3% PIK)	0.0%	12/32	19,830	19,783	19,645
Service Logic LLC	(f)	Commercial & Professional Services	SF	+	4.5%			0.0%	12/32	798	798	790
Service Logic LLC	(i)	Commercial & Professional Services	SF	+	4.5%	(0.0% PIK	/ 2.3% PIK)	0.0%	12/32	5,440	5,440	5,389
Service Logic LLC	(i)	Commercial & Professional Services	SF	+	4.5%			0.0%	12/32	1,922	1,922	1,904
Shaw Development LLC	(g)(h)	Capital Goods	SF	+	6.0%			0.5%	10/29	16,909	16,753	16,723
Solera LLC	(e)(f)	Software & Services	SF	+	4.0%			0.5%	06/28	10,361	9,992	9,146
Sphera Solutions Inc	(f)(h)	Software & Services	SF	+	4.5%			0.5%	09/32	42,534	42,433	40,471
See notes to unaudited consolidated financial statements.

KKR FS Income Trust
Unaudited Consolidated Schedule of Investments (continued)
As of March 31, 2026
(dollar amounts in thousands, except per share amounts, unless otherwise noted)

Portfolio Company(a)	Footnotes	Industry	Rate(b)					Floor(b)	Maturity	Principal Amount(c)/Shares	Amortized Cost	Fair Value(d)
Sphera Solutions Inc	(f)	Software & Services	SF	+	4.5%			0.5%	09/32	$1,278	$1,275	$1,216
Sphera Solutions Inc	(i)	Software & Services	SF	+	4.5%			0.5%	09/32	8,702	8,702	8,280
Sphera Solutions Inc	(i)	Software & Services	SF	+	4.5%			0.5%	09/32	4,524	4,524	4,304
Spins LLC	(f)(h)	Software & Services	SF	+	4.8%			1.0%	01/29	10,919	10,919	10,832
Spins LLC	(h)	Software & Services	SF	+	4.8%			1.0%	01/29	7,226	7,226	7,178
Spins LLC	(i)	Software & Services	SF	+	4.8%			1.0%	01/29	1,063	1,063	1,055
Spotless Brands LLC	(g)(h)	Consumer Services	SF	+	5.8%			1.0%	07/28	15,952	15,767	16,035
Spotless Brands LLC	(f)	Consumer Services	SF	+	5.5%			1.0%	07/28	6,629	6,596	6,629
Spotless Brands LLC	(f)	Consumer Services	SF	+	5.0%			1.0%	07/28	1,287	1,261	1,273
Spotless Brands LLC	(i)	Consumer Services	SF	+	5.0%			1.0%	07/28	5,537	5,537	5,478
STV Group Inc	(g)	Capital Goods	SF	+	4.8%			0.8%	03/31	6,775	6,721	6,775
STV Group Inc	(i)	Capital Goods	SF	+	4.8%			0.8%	03/30	1,383	1,382	1,383
STV Group Inc	(i)	Capital Goods	SF	+	4.8%			0.8%	03/31	1,975	1,974	1,975
SureScripts LLC	(f)(g)(h)	Health Care Equipment & Services	SF	+	5.0%			0.8%	11/31	29,391	29,143	29,685
SureScripts LLC	(g)	Health Care Equipment & Services	SF	+	4.8%			0.8%	11/31	9,328	9,328	9,379
SureScripts LLC	(i)	Health Care Equipment & Services	SF	+	4.8%			0.8%	11/31	6,405	6,405	6,405
Trackunit ApS	(f)(k)	Software & Services	SF	+	5.0%	(0.0% PIK	/ 2.8% PIK)	0.0%	05/32	12,442	12,271	11,981
Trackunit ApS	(i)(k)	Software & Services	SF	+	5.0%	(0.0% PIK	/ 2.8% PIK)	0.0%	05/32	2,765	2,746	2,663
Trackunit ApS	(i)(k)	Software & Services	SF	+	5.0%	(0.0% PIK	/ 2.8% PIK)		05/32	5,530	5,493	5,325
Turnpoint Services Inc	(f)	Capital Goods	SF	+	5.0%	(0.0% PIK	/ 3.0% PIK)	0.8%	06/30	277	277	271
Turnpoint Services Inc	(g)	Capital Goods	SF	+	5.5%	(2.8% PIK	/ 2.8% PIK)	0.8%	06/31	5,650	5,604	5,520
Turnpoint Services Inc	(i)	Capital Goods	SF	+	5.0%	(0.0% PIK	/ 3.0% PIK)	0.8%	06/30	415	415	406
Turnpoint Services Inc	(i)	Capital Goods	SF	+	5.0%	(0.0% PIK	/ 3.0% PIK)	0.8%	06/31	1,108	1,108	1,082
USIC Holdings Inc	(f)(g)(h)	Commercial & Professional Services	SF	+	5.5%			0.8%	09/31	16,579	16,510	16,911
USIC Holdings Inc	(f)	Commercial & Professional Services	SF	+	5.3%			0.8%	09/31	2,710	2,707	2,710
USIC Holdings Inc	(i)	Commercial & Professional Services	SF	+	5.5%			0.8%	09/31	339	339	346
USIC Holdings Inc	(i)	Commercial & Professional Services	SF	+	5.3%			0.8%	09/31	410	410	410
Veriforce LLC	(g)(k)	Software & Services	SF	+	4.8%			0.8%	11/31	9,795	9,755	9,664
Veriforce LLC	(f)(k)	Software & Services	SA	+	4.8%			0.8%	11/31	£3,349	4,197	4,357
Veriforce LLC	(i)(k)	Software & Services	SF	+	4.8%			0.8%	11/31	$518	518	511
Veriforce LLC	(i)(k)	Software & Services	SF	+	4.8%			0.8%	11/31	935	935	923
Veriforce LLC	(i)(k)	Software & Services	SF	+	4.5%	(0.0% PIK	/ 2.5% PIK)	0.8%	11/31	20,071	20,071	19,533
Vermont Information Processing Inc	(f)	Software & Services	SF	+	4.8%	(0.0% PIK	/ 2.4% PIK)	0.5%	01/32	9,062	9,023	8,824
Vermont Information Processing Inc	(i)	Software & Services	SF	+	4.8%	(0.0% PIK	/ 2.4% PIK)	0.5%	01/32	3,804	3,804	3,704
Vermont Information Processing Inc	(i)	Software & Services	SF	+	4.8%			0.5%	01/32	1,141	1,141	1,111
VetCor Professional Practices LLC	(f)(g)	Health Care Equipment & Services	SF	+	5.8%			0.8%	08/29	24,439	24,428	23,786
VetCor Professional Practices LLC	(f)	Health Care Equipment & Services	SF	+	5.8%			0.8%	08/29	171	170	167
See notes to unaudited consolidated financial statements.

KKR FS Income Trust
Unaudited Consolidated Schedule of Investments (continued)
As of March 31, 2026
(dollar amounts in thousands, except per share amounts, unless otherwise noted)

Portfolio Company(a)	Footnotes	Industry	Rate(b)					Floor(b)	Maturity	Principal Amount(c)/Shares	Amortized Cost	Fair Value(d)
VetCor Professional Practices LLC	(f)(g)	Health Care Equipment & Services	SF	+	6.0%			0.8%	08/29	$574	$574	$563
VetCor Professional Practices LLC	(i)	Health Care Equipment & Services	SF	+	5.8%			0.8%	08/29	285	285	278
Vitu	(g)(h)	Software & Services	SF	+	4.5%			0.8%	01/32	21,974	21,903	22,141
Vitu	(i)	Software & Services	SF	+	4.5%			0.8%	01/31	3,598	3,598	3,598
Vytalogy Wellness LLC (fka Jarrow Formulas Inc)	(f)	Household & Personal Products	SF	+	6.3%			1.0%	11/27	6,142	6,142	6,142
Wealth Enhancement Group LLC	(f)	Financial Services	SF	+	4.3%			1.0%	10/28	4,607	4,607	4,607
Wealth Enhancement Group LLC	(g)	Financial Services	SF	+	4.3%			1.0%	10/28	2,447	2,447	2,447
Wealth Enhancement Group LLC	(i)	Financial Services	SF	+	4.3%			1.0%	10/28	298	298	298
Wealth Enhancement Group LLC	(i)	Financial Services	SF	+	4.5%			1.0%	10/28	1,775	1,775	1,775
WebPros Holding Sarl	(f)(k)	Software & Services	SF	+	5.0%	(0.0% PIK	/ 2.3% PIK)	0.0%	12/32	28,683	28,268	27,624
WebPros Holding Sarl	(i)(k)	Software & Services	SF	+	5.0%	(0.0% PIK	/ 2.3% PIK)	0.0%	12/32	3,585	3,560	3,453
Wedgewood Weddings	(f)(h)	Consumer Services	SF	+	4.5%			0.8%	06/32	23,393	23,288	23,393
Wedgewood Weddings	(i)	Consumer Services	SF	+	4.5%			0.8%	06/32	4,702	4,702	4,702
Wedgewood Weddings	(i)	Consumer Services	SF	+	4.5%			0.8%	06/32	4,702	4,702	4,702
West Star Aviation Inc	(h)	Capital Goods	SF	+	4.5%	(0.0% PIK	/ 2.8% PIK)	0.8%	05/32	14,745	14,694	14,833
West Star Aviation Inc	(f)	Capital Goods	SF	+	4.5%			0.8%	05/32	207	207	207
West Star Aviation Inc	(f)	Capital Goods	SF	+	4.5%	(0.0% PIK	/ 2.8% PIK)	0.0%	05/32	2,374	2,362	2,388
West Star Aviation Inc	(i)	Capital Goods	SF	+	4.5%			0.8%	05/32	1,865	1,865	1,865
West Star Aviation Inc	(i)	Capital Goods	SF	+	4.5%	(0.0% PIK	/ 2.8% PIK)	0.0%	05/32	725	725	730
Woolpert Inc	(f)	Capital Goods	SF	+	4.5%			1.0%	04/31	1,573	1,573	1,573
Woolpert Inc	(f)(g)(h)	Capital Goods	SF	+	4.5%			1.0%	04/32	45,846	45,853	46,016
Woolpert Inc	(i)	Capital Goods	SF	+	4.5%			1.0%	04/31	3,850	3,850	3,850
Woolpert Inc	(i)	Capital Goods	SF	+	4.5%			1.0%	04/32	7,267	7,267	7,294
Xylem Kendall	(f)	Commercial & Professional Services	SF	+	5.8%			1.0%	04/30	6,360	6,360	6,312
Xylem Kendall	(f)	Commercial & Professional Services	SF	+	5.9%			1.0%	04/30	710	710	707
Xylem Kendall	(i)	Commercial & Professional Services	SF	+	5.8%			1.0%	04/30	5,739	5,739	5,695
Xylem Kendall	(i)	Commercial & Professional Services	SF	+	5.9%			1.0%	04/30	267	267	266
Zeus Industrial Products Inc	(f)	Health Care Equipment & Services	SF	+	5.4%			0.8%	02/30	435	418	410
Zeus Industrial Products Inc	(f)(h)	Health Care Equipment & Services	SF	+	5.4%	(0.0% PIK	/ 3.0% PIK)	0.8%	02/31	25,475	25,269	24,048
Zeus Industrial Products Inc	(i)	Health Care Equipment & Services	SF	+	5.4%			0.8%	02/30	2,826	2,826	2,668
Total Senior Secured Loans—First Lien											2,415,774	2,396,109
Unfunded Loan Commitments											(430,150)	(430,150)
Net Senior Secured Loans—First Lien											1,985,624	1,965,959

Subordinated Debt—0.1%
Apex Service Partners LLC	(f)	Commercial & Professional Services			14.3%	PIK			04/31	2,025	2,008	2,086
Total Subordinated Debt											2,008	2,086
See notes to unaudited consolidated financial statements.

KKR FS Income Trust
Unaudited Consolidated Schedule of Investments (continued)
As of March 31, 2026
(dollar amounts in thousands, except per share amounts, unless otherwise noted)

Portfolio Company(a)	Footnotes	Industry	Rate(b)					Floor(b)	Maturity	Principal Amount(c)/Shares	Amortized Cost	Fair Value(d)
Asset Based Finance—43.1%
Australis Maritime II, ABF Equity	(f)(k)(o)	Transportation								788,828	$789	$826
Auxilior Capital Partners Inc, Preferred Equity	(f)	Financial Services			14.5%	(9.5% PIK	/ 9.5% PIK)		04/30	$1,327	1,327	1,330
Bankers Healthcare Group LLC, Term Loan	(f)(k)	Financial Services	SF	+	3.9%			0.0%	11/27	$771	771	775
Bond Aviation Holdings LLC, ABF Equity	(f)(l)(n)	Transportation								78,953	79	105
Bond Aviation Holdings LLC, Term Loan	(f)(n)	Transportation			9.0%				10/33	$11,546	11,546	11,546
Bond Aviation Holdings LLC, Term Loan	(f)(n)	Transportation			9.0%	(0.0% PIK	/ 9.0% PIK)		10/33	$711	711	711
Bond Aviation Holdings LLC, Term Loan	(i)(n)	Transportation			9.0%				10/33	$11,349	11,349	11,349
Bond Aviation Holdings LLC, Term Loan	(i)(n)	Transportation			9.0%	(0.0% PIK	/ 9.0% PIK)		10/33	$5,329	5,329	5,329
Builders Capital Loan Acquisition Trust 2022-RTL1, Structured Mezzanine	(f)(k)	Real Estate Management & Development			8.0%				07/30	$185	185	61
Builders Capital Loan Acquisition Trust 2022-RTL1, Structured Mezzanine	(f)(k)(l)(m)	Real Estate Management & Development			18.0%				07/30	$78	60	—
Builders Capital Loan Acquisition Trust 2022-RTL1, Term Loan	(f)(k)	Real Estate Management & Development			7.3%				07/30	$1,112	1,112	1,059
CPS Auto Securitization Trust 2026-1, ABS	(f)(k)	Financial Services			8.8%				05/33	$5,000	5,000	4,981
Curia Receivables II SPV LLC (FKA Curia Global Inc), Revolver	(f)(k)	Pharmaceuticals, Biotechnology & Life Sciences	SF	+	6.3%			1.0%	01/29	$10,500	10,374	10,605
Curia Receivables II SPV LLC (FKA Curia Global Inc), Revolver	(i)(k)	Pharmaceuticals, Biotechnology & Life Sciences	SF	+	6.3%			1.0%	01/29	$10,333	10,333	10,437
Discover Financial Services, ABF Equity	(f)(k)(o)	Financial Services								4,294,806	4,295	4,388
Discover Financial Services, Subordinated Loan	(f)(k)(o)	Financial Services			15.0%				09/34	$7,870	7,870	7,870
Drive Revel, ABF Equity	(f)(k)	Financial Services								840,322	942	1,019
EFMT 2024-INV1, ABS	(e)(f)(k)	Real Estate Management & Development			7.4%				03/69	$6,380	6,084	6,341
FFP RECEIVABLES SPV LLC (FKA Florida Food Products LLC), Revolver	(f)(k)	Food, Beverage & Tobacco	SF	+	4.8%			1.0%	06/28	$4,706	4,706	4,706
FFP RECEIVABLES SPV LLC (FKA Florida Food Products LLC), Revolver	(i)(k)	Food, Beverage & Tobacco	SF	+	4.8%			1.0%	06/28	$923	923	923
Fidelis Mortgage Trust 2025-RTL1, ABS	(e)(f)(k)	Real Estate Management & Development			9.0%				02/40	$4,500	4,427	4,521
FIGRE Trust 2024-HE3, ABS	(e)(f)(k)	Real Estate Management & Development			9.3%				07/54	$1,913	1,921	2,004
Fortna AR LLC (FKA Fortna Group Inc), Revolver	(f)(k)	Capital Goods	SF	+	4.8%			0.8%	06/29	$17,811	17,811	17,811
Fortna AR LLC (FKA Fortna Group Inc), Revolver	(i)(k)	Capital Goods	SF	+	4.8%			0.8%	06/29	$1,003	1,003	1,003
Galaxy Container, ABF Equity	(f)(l)(o)	Transportation								235,566	236	232
Galaxy Container, Bond	(f)(o)	Transportation			8.6%				01/34	$196	196	196
See notes to unaudited consolidated financial statements.

KKR FS Income Trust
Unaudited Consolidated Schedule of Investments (continued)
As of March 31, 2026
(dollar amounts in thousands, except per share amounts, unless otherwise noted)

Portfolio Company(a)	Footnotes	Industry	Rate(b)		Floor(b)	Maturity	Principal Amount(c)/Shares	Amortized Cost	Fair Value(d)
Global Lending Services LLC, ABF Equity	(f)(k)(l)	Financial Services					3,390,371	$3,390	$4,793
Global Lending Services LLC, Bond	(f)(k)	Financial Services	12.5%			12/32	$3,692	3,692	3,692
Global Lending Services LLC, Bond	(f)(k)	Financial Services	12.5%			02/33	$2,330	2,330	2,330
Global Lending Services LLC, Bond	(f)(k)	Financial Services	12.5%			05/33	$1,402	1,402	1,402
Global Lending Services LLC, Bond	(f)(k)	Financial Services	12.5%			08/33	$1,348	1,348	1,348
Global Lending Services LLC, Bond	(f)(k)	Financial Services	12.5%			11/33	$2,335	2,335	2,335
Global Lending Services LLC, Bond	(f)(k)	Financial Services	12.5%			02/34	$2,454	2,454	2,454
GreenSky Holdings LLC, ABF Equity	(f)(l)(n)	Financial Services					1,332,761	1,333	1,865
GreenSky Holdings LLC, ABF Equity	(f)(k)(n)	Financial Services					1,621,857	1,622	1,795
GreenSky Holdings LLC, Term Loan	(f)(n)	Financial Services	9.3%	PIK		03/34	$4,132	4,132	4,132
Harley-Davidson Financial Services Inc, ABF Equity	(f)(k)	Financial Services					7,415,463	7,415	7,660
Harley-Davidson Financial Services Inc, ABF Equity	(f)(k)	Financial Services					25,990,438	25,990	26,363
Harley-Davidson Financial Services Inc, ABF Equity	(f)(k)(l)	Financial Services					1,896,424	1,896	1,913
HOMES 2024-AFC1 Trust, Structured Mezzanine	(e)(f)(k)	Real Estate Management & Development	7.6%			08/59	$1,944	1,849	1,936
Homeward Opportunities Fund Trust 2024-RRTL2, ABS	(e)(f)(k)	Real Estate Management & Development	9.1%			09/39	$7,878	7,878	7,886
Income Contingent Student Loans 1 2002-2006 PLC, ABS	(f)(k)	Financial Services	8.0%			07/56	£4,904	6,102	7,402
Income Contingent Student Loans 2 2007-2009 PLC, ABS	(f)(k)	Financial Services	8.0%			07/58	£14,626	18,200	21,398
IQUW UK Ltd, Bond	(f)(k)	Insurance	8.8%			03/35	$6,072	6,072	6,191
Kilter Finance 2.0, Common Stock	(f)(k)(l)(o)	Insurance					1,946,213	1,946	1,977
KKR Altitude II Offshore Aggregator LP, Partnership Interest	(f)(k)(o)	Capital Goods					2,314,050	2,314	2,509
KSC I Aircraft LP, ABF Equity	(f)(k)(l)(o)	Capital Goods					33,658,208	33,658	33,702
Laurel Road Prime Student Loan Trust 2017-B, ABS	(f)(k)	Financial Services	7.2%			08/42	$1,384	2,048	2,128
LHOME Mortgage Trust 2025-RTL3, ABS	(e)(f)(k)	Real Estate Management & Development	6.9%			08/40	$759	759	762
LHOME Mortgage Trust 2025-RTL3, ABS	(e)(f)(k)	Real Estate Management & Development	8.7%			08/40	$543	543	549
MEMIC Insurance, ABS	(f)(k)	Insurance	9.0%			12/45	$8,966	8,966	8,968
Morgan Stanley Residential Mortgage Loan Trust 2025-DSC3, ABS	(e)(f)(k)	Real Estate Management & Development	6.4%			09/70	$3,155	3,111	3,100
Morgan Stanley Residential Mortgage Loan Trust 2025-DSC3, ABS	(e)(f)(k)	Real Estate Management & Development	7.2%			09/70	$5,450	5,187	5,214
See notes to unaudited consolidated financial statements.

KKR FS Income Trust
Unaudited Consolidated Schedule of Investments (continued)
As of March 31, 2026
(dollar amounts in thousands, except per share amounts, unless otherwise noted)

Portfolio Company(a)	Footnotes	Industry	Rate(b)		Floor(b)	Maturity	Principal Amount(c)/Shares	Amortized Cost	Fair Value(d)
Morgan Stanley Residential Mortgage Loan Trust 2025-DSC3, ABS	(e)(f)(k)	Real Estate Management & Development	1.9%			09/70	$110,549	$6,058	$6,302
Morgan Stanley Residential Mortgage Loan Trust 2025-DSC3, ABS	(e)(f)(k)	Real Estate Management & Development	0.3%			09/70	$110,549	625	674
Morgan Stanley Residential Mortgage Loan Trust 2025-HX1, ABS	(e)(f)(k)	Real Estate Management & Development	7.3%			03/70	$2,135	1,905	2,104
Morgan Stanley Residential Mortgage Loan Trust 2025-HX1, ABS	(e)(f)(k)	Real Estate Management & Development	0.3%			03/70	$70,179	418	377
Morgan Stanley Residential Mortgage Loan Trust 2025-HX1, ABS	(e)(f)(k)	Real Estate Management & Development	7.3%			03/70	$1,920	1,763	1,933
Morgan Stanley Residential Mortgage Loan Trust 2025-HX1, ABS	(e)(f)(k)	Real Estate Management & Development	1.1%			03/70	$70,179	2,266	1,750
Morgan Stanley Residential Mortgage Loan Trust 2025-HX1, ABS	(e)(f)(k)	Real Estate Management & Development	7.3%			03/70	$1,410	1,161	1,369
Morgan Stanley Residential Mortgage Loan Trust 2025-NQM6, ABS	(e)(f)(k)	Real Estate Management & Development	6.6%			07/70	$2,468	2,434	2,452
Morgan Stanley Residential Mortgage Loan Trust 2025-NQM6, ABS	(e)(f)(k)	Real Estate Management & Development	7.2%			07/70	$4,481	4,274	4,366
Morgan Stanley Residential Mortgage Loan Trust 2025-NQM6, ABS	(e)(f)(k)	Real Estate Management & Development	1.8%			07/70	$112,645	4,771	4,429
Morgan Stanley Residential Mortgage Loan Trust 2025-NQM6, ABS	(e)(f)(k)	Real Estate Management & Development	0.3%			07/70	$112,645	643	643
Morgan Stanley Residential Mortgage Loan Trust 2025-NQM9, ABS	(e)(f)(k)	Financial Services	6.6%			09/70	$2,149	2,140	2,132
Morgan Stanley Residential Mortgage Loan Trust 2025-NQM9, ABS	(e)(f)(k)	Financial Services	7.0%			09/70	$3,425	3,187	3,229
Morgan Stanley Residential Mortgage Loan Trust 2025-NQM9, ABS	(e)(f)(k)	Financial Services	1.8%			09/70	$125,900	5,722	5,440
Morgan Stanley Residential Mortgage Loan Trust 2025-NQM9, ABS	(e)(f)(k)	Financial Services	0.3%			09/70	$125,900	707	725
Morgan Stanley Residential Mortgage Loan Trust 2026-DSC1, ABS	(e)(f)(k)	Real Estate Management & Development	6.5%			01/71	$2,910	2,910	2,862
Morgan Stanley Residential Mortgage Loan Trust 2026-DSC1, ABS	(e)(f)(k)	Real Estate Management & Development	6.8%			01/71	$1,735	1,557	1,556
Morgan Stanley Residential Mortgage Loan Trust 2026-DSC1, ABS	(e)(f)(k)	Real Estate Management & Development	0.3%			01/71	$111,221	690	706
Morgan Stanley Residential Mortgage Loan Trust 2026-DSC1, ABS	(e)(f)(k)	Real Estate Management & Development	1.9%			01/71	$111,221	6,072	6,325
Morgan Stanley Residential Mortgage Loan Trust 2026-DSC1, ABS	(e)(f)(k)	Real Estate Management & Development	6.8%			01/71	$3,303	3,227	3,182
Newday Group Jersey Ltd, ABF Equity	(f)(k)(l)	Financial Services					4,172,556	5,570	7,845
Newday Group Jersey Ltd, Bond	(f)(k)	Financial Services	12.8%	PIK		08/36	£23,921	31,926	31,538
Norway_France, ABF Equity	(f)(k)	Financial Services					1,178,464	1,311	1,423
See notes to unaudited consolidated financial statements.

KKR FS Income Trust
Unaudited Consolidated Schedule of Investments (continued)
As of March 31, 2026
(dollar amounts in thousands, except per share amounts, unless otherwise noted)

Portfolio Company(a)	Footnotes	Industry	Rate(b)					Floor(b)	Maturity	Principal Amount(c)/Shares	Amortized Cost	Fair Value(d)
Nottingdale Receivables Limited (FKA TalkTalk Telecom Group Ltd), Revolver	(f)(k)	Telecommunication Services	SA	+	7.0%			1.5%	09/26	£21,384	$27,924	$28,431
Nottingdale Receivables Limited (FKA TalkTalk Telecom Group Ltd), Revolver	(i)(k)	Telecommunication Services	SA	+	7.0%			1.5%	09/26	£9,762	12,861	12,969
Octane Receivables Trust 2025-1, ABS	(f)(k)(l)	Automobiles & Components							04/33	32,605	5,761	6,163
Octane Receivables Trust 2025-1, ABS	(e)(f)(k)	Automobiles & Components			7.0%				04/33	$2,574	2,573	2,609
Opendoor Labs Inc, Structured Mezzanine	(f)(k)	Real Estate Management & Development			12.5%				02/29	$8,259	8,259	8,406
Opendoor Labs Inc, Structured Mezzanine	(i)(k)	Real Estate Management & Development			12.5%				02/29	$4,130	4,130	4,203
Orange Maple 2025-2 DAC, ABF Equity	(f)(k)	Banks								34,529,000	39,979	39,799
PayPal Danube 2, ABF Equity	(f)(k)	Financial Services								13,571,473	15,770	15,691
PayPal Europe Sarl et Cie SCA, ABF Equity	(f)(k)	Financial Services								2,033,744	2,233	2,164
Philippine Airlines 777, Term Loan	(f)(k)	Transportation			6.5%				10/27	$4,474	4,474	4,480
Philippine Airlines 777, Term Loan	(f)(k)	Transportation			6.5%				12/27	$4,473	4,473	4,477
Philippine Airlines 777, Term Loan	(i)(k)	Transportation			6.5%				10/27	$2,831	2,831	2,835
Philippine Airlines 777, Term Loan	(i)(k)	Transportation			6.5%				12/27	$2,831	2,831	2,833
Powin Energy Corp/NV, Warrants	(l)	Capital Goods								861,398	—	—
Pretium Partners LLC P1, Structured Mezzanine	(f)(k)	Equity Real Estate Investment Trusts (REITs)			8.0%	(5.3% PIK	/ 5.3% PIK)		10/26	$17,253	17,031	17,253
Progress Residential 2024-SFR4 Trust, Structured Mezzanine	(e)(f)(k)	Real Estate Management & Development			3.4%				07/41	$6,250	4,913	5,732
Rosemawr Management LLC, ABS	(f)	Utilities			5.0%				08/54	$910	819	849
Rosemawr Management LLC, Structured Mezzanine	(f)	Utilities			7.3%				08/54	$411	371	383
Sallie Mae Levered, ABF Equity	(f)(k)(l)(o)	Financial Services								2,054,267	2,054	2,175
Sallie Mae Levered, Bond	(f)(k)(o)	Financial Services			13.0%				11/33	$4,319	4,319	4,319
Sallie Mae Levered, Bond	(f)(k)(o)	Financial Services			13.0%				01/34	$4,320	4,320	4,320
Sallie Mae Levered, Bond	(f)(k)(o)	Financial Services			13.0%				03/34	$1,161	1,161	1,161
Sallie Mae Levered, Bond	(f)(k)(o)	Financial Services			13.0%				03/34	$554	554	554
Sallie Mae Levered, Term Loan	(f)(k)(o)	Financial Services	SF	+	2.8%				11/32	$304	304	306
Sallie Mae Levered, Term Loan	(i)(k)(o)	Financial Services	SF	+	2.8%				11/32	$76	76	76
Saluda Grade Alternative Mortgage Trust 2023-LOC2, Structured Mezzanine	(f)(k)	Real Estate Management & Development			18.9%				10/53	$324,980	467	377
Santander Consumer Bank AS, ABF Equity	(f)(k)	Banks								186,427,028	18,692	19,425
Santander Mortgage Asset Receivable Trust 2025-NQM1, ABS	(f)(k)	Real Estate Management & Development			1.4%				01/65	$67,882	2,117	3,045
Santander Mortgage Asset Receivable Trust 2025-NQM1, ABS	(f)(k)	Real Estate Management & Development			0.4%				01/65	$67,882	430	405
See notes to unaudited consolidated financial statements.

KKR FS Income Trust
Unaudited Consolidated Schedule of Investments (continued)
As of March 31, 2026
(dollar amounts in thousands, except per share amounts, unless otherwise noted)

Portfolio Company(a)	Footnotes	Industry	Rate(b)					Floor(b)	Maturity	Principal Amount(c)/Shares	Amortized Cost	Fair Value(d)
Santander Mortgage Asset Receivable Trust 2025-NQM1, ABS	(f)(k)	Real Estate Management & Development			7.3%				01/65	$1,335	$1,302	$1,254
Santander Mortgage Asset Receivable Trust 2025-NQM1, ABS	(f)(k)	Real Estate Management & Development			7.3%				01/65	$1,295	1,254	1,254
Santander Mortgage Asset Receivable Trust 2025-NQM4, ABS	(e)(f)(k)	Real Estate Management & Development			7.1%				07/65	$9,746	9,422	9,605
Santander Mortgage Asset Receivable Trust 2025-NQM4, ABS	(e)(f)(k)	Real Estate Management & Development			1.5%				07/65	$119,213	4,063	3,877
Santander Mortgage Asset Receivable Trust 2025-NQM4, ABS	(e)(f)(k)	Real Estate Management & Development			0.4%				07/65	$119,213	753	867
SCRIPPS SPV LLC (FKA EW Scripps Co/The), Revolver	(f)(k)	Media & Entertainment	SF	+	6.3%			0.8%	03/28	$9,115	9,115	9,161
SCRIPPS SPV LLC (FKA EW Scripps Co/The), Revolver	(i)(k)	Media & Entertainment	SF	+	6.3%			0.8%	03/28	$6,683	6,683	6,716
Setna SPV I, Term Loan	(f)(k)	Transportation			5.9%				12/31	$12,456	12,456	12,336
Setna SPV I, Term Loan	(i)(k)	Transportation			5.9%				12/31	$191	191	189
SKP German Bank, ABF Equity	(f)(k)	Financial Services								1,463,703	1,719	1,689
Slate Venture Holdings LP, ABF Equity	(f)(l)	Consumer Durables & Apparel								5,523,032	5,523	6,986
Slate Venture Holdings LP, Term Loan	(f)	Consumer Durables & Apparel			10.8%	(0.0% PIK	/ 10.8% PIK)		08/29	$4,088	4,088	4,088
Sotheby's, Revolver	(i)	Consumer Services	SF	+	4.8%			0.8%	02/29	$31,849	31,849	31,849
Styron Receivables Funding Designated Activity Company (FKA Trinseo Materials), Revolver	(f)(k)	Materials	SF	+	4.8%			1.0%	01/28	$15,935	15,935	16,094
Styron Receivables Funding Designated Activity Company (FKA Trinseo Materials), Revolver	(i)(k)	Materials	SF	+	4.8%			1.0%	01/28	$1,138	1,138	1,150
SunPower Financial, ABF Equity	(f)(k)	Financial Services								112,454	112	121
Synovus Financial Corp, ABF Equity	(f)(k)	Banks								351,935	352	433
TDC LLP, ABF Equity	(f)(k)(l)(o)	Financial Services								69,097	87	98
TDC LLP, Preferred Equity	(f)(k)(o)	Financial Services			8.0%					$1,929	2,486	2,542
TPSI Receivables LLC (Tropicana Products Inc), Revolver	(f)(k)	Food, Beverage & Tobacco	SF	+	4.8%			1.0%	01/29	$27,822	27,822	27,910
TPSI Receivables LLC (Tropicana Products Inc), Revolver	(i)(k)	Food, Beverage & Tobacco	SF	+	4.8%			1.0%	01/29	$8,632	8,632	8,659
Unison Trust 2025-1, ABS	(e)(f)(k)	Real Estate Management & Development			6.0%				07/55	$14,980	13,777	14,038
Vehicle Secured Funding Trust, ABF Equity	(f)(k)	Financial Services								2,614,213	2,614	2,748
Vehicle Secured Funding Trust, Term Loan	(f)(k)	Financial Services			15.0%				01/46	$7,843	7,843	7,843
VIB Trade Receivables DAC (FKA Vibrantz Technologies Inc)	(f)(k)	Materials	SF	+	4.8%			1.0%	04/29	$30,616	30,616	30,616
VIB Trade Receivables DAC (FKA Vibrantz Technologies Inc)	(i)(k)	Materials	SF	+	4.8%			1.0%	04/29	$14,384	14,384	14,384
See notes to unaudited consolidated financial statements.

KKR FS Income Trust
Unaudited Consolidated Schedule of Investments (continued)
As of March 31, 2026
(dollar amounts in thousands, except per share amounts, unless otherwise noted)

Portfolio Company(a)	Footnotes	Industry	Rate(b)			Floor(b)	Maturity	Principal Amount(c)/Shares	Amortized Cost	Fair Value(d)
Vietjet Aviation JSC, Term Loan	(f)(k)	Transportation			9.4%		03/37	$19,337	$19,337	$19,319
Wood Group Receivables LLC (FKA John Wood Group PLC), Revolver	(f)(k)	Capital Goods	SF	+	5.5%	0.8%	10/28	$24,315	24,244	24,290
Wood Group Receivables LLC (FKA John Wood Group PLC), Revolver	(i)(k)	Capital Goods	SF	+	5.5%	0.8%	10/28	$26,341	26,341	26,314
Total Asset Based Finance									834,553	851,164
Unfunded Commitments									(140,884)	(140,884)
Net Asset Based Finance									693,669	710,280
TOTAL INVESTMENTS—162.4%									$2,681,301	2,678,325
LIABILITIES IN EXCESS OF OTHER ASSETS—(62.4)%										(1,029,045)
NET ASSETS—100.0%										$1,649,280

Foreign currency forward contracts

Foreign Currency	Settlement Date	Counterparty	Amount and Transaction			US$ Value at Settlement Date	US$ Value at March 31, 2026	Unrealized Appreciation (Depreciation)
EUR	3/30/28	Goldman Sachs Bank USA		€930	Sold	$1,088	$1,095	$(7)
EUR	5/25/28	Goldman Sachs Bank USA		€1,300	Sold	1,470	1,532	(62)
EUR	5/25/28	Goldman Sachs Bank USA		€548	Sold	605	646	(41)
GBP	6/1/26	Goldman Sachs Bank USA		£2,500	Sold	3,386	3,296	90
GBP	12/31/26	Goldman Sachs Bank USA		£650	Sold	871	854	17
GBP	3/29/29	Goldman Sachs Bank USA		£1,000	Sold	1,319	1,297	22
NOK	1/28/28	Goldman Sachs Bank USA	NOK	206,623	Sold	20,619	20,891	(272)
Total						$29,358	$29,611	$(253)
________________
(a)Security may be an obligation of one or more entities affiliated with the named company.
(b)Certain variable rate securities in the Company’s portfolio bear interest at a rate determined by a publicly disclosed base rate plus a basis point spread. As of March 31, 2026, the Secured Overnight Financing Rate, or SOFR or “SF”, was 3.68%, the Sterling Overnight Index Average, or SONIA or “SA”, was 3.85% and the Euro Interbank Offered Rate, or EURIBOR or “E”, was 2.08%. PIK means paid-in-kind. PIK income accruals may be adjusted based on the performance of the underlying investment. Variable rate securities with no floor rate use the respective benchmark rate in all cases.
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

KKR FS Income Trust
Unaudited Consolidated Schedule of Investments (continued)
As of March 31, 2026
(dollar amounts in thousands, except per share amounts, unless otherwise noted)

(j)Position or portion thereof unsettled as of March 31, 2026.
(k)The investment, or portion of the investment is not a qualifying asset under the Investment Company Act of 1940, as amended. A business development company may not acquire any asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company’s total assets. As of March 31, 2026, 70.1% of the Company’s total assets represented qualifying assets.
(l)Security is non-income producing.
(m)Asset is on non-accrual status.
(n)Under the Investment Company Act of 1940, as amended, the Company generally is deemed to be an “affiliated person” of a portfolio company if it owns 5% or more of the portfolio company’s voting securities and is generally deemed to “control” a portfolio company if it owns more than 25% of the portfolio company’s voting securities or it has the power to exercise control over the management or policies of such portfolio company. As of March 31, 2026, the Company held investments in portfolio companies of which it is deemed to be an “affiliated person” but is not deemed to “control”. The following table presents certain information with respect to investments in portfolio companies of which the Company was deemed to be an affiliated person as of March 31, 2026:

Portfolio Company	Fair Value at December 31, 2025	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at March 31, 2026	Interest Income(3)	PIK Income(3)	Fee Income(3)	Dividend and Other Income(3)
Asset Based Finance
Bond Aviation Holdings LLC, ABF Equity	$80	$—	$—	$—	$25	$105	$—	$—	$—	$—
Bond Aviation Holdings LLC, Term Loan	4,934	6,612	—	—	—	11,546	150	—	—	—
Bond Aviation Holdings LLC, Term Loan	711	—	—	—	—	711	23	—	—	—
GreenSky Holdings LLC, ABF Equity	1,806	—	—	—	59	1,865	—	—	—	—
GreenSky Holdings LLC, ABF Equity	1,908	—	(230)	—	117	1,795	—	—	—	49
GreenSky Holdings LLC, Term Loan	4,593	—	(461)	—	—	4,132	—	106	—	—
Total	$14,032	$6,612	$(691)	$—	$201	$20,154	$173	$106	$—	$49
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
(3)Interest, PIK, Fee and Dividend and Other income presented for the full three months ended March 31, 2026.
See notes to unaudited consolidated financial statements.

KKR FS Income Trust
Unaudited Consolidated Schedule of Investments (continued)
As of March 31, 2026
(dollar amounts in thousands, except per share amounts, unless otherwise noted)

(o)Under the Investment Company Act of 1940, as amended, the Company generally is deemed to be an “affiliated person” of a portfolio company if it owns 5% or more of the portfolio company’s voting securities and is generally deemed to “control” a portfolio company if it owns more than 25% of the portfolio company’s voting securities or it has the power to exercise control over the management or policies of such portfolio company. As of March 31, 2026, the Company held investments in portfolio companies of which it is deemed to be an “affiliated person” and deemed to “control”. The following table presents certain information with respect to investments in portfolio companies of which the Company was deemed to be an affiliated person and deemed to control as of March 31, 2026:

Portfolio Company	Fair Value at December 31, 2025	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at March 31, 2026	Interest Income(3)	PIK Income(3)	Fee Income(3)	Dividend and Other Income(3)
Asset Based Finance
Australis Maritime II, ABF Equity	$814	$—	$—	$—	$12	$826	$—	$—	$—	$—
Discover Financial Services, ABF Equity	4,574	—	(14)	—	(172)	4,388	—	—	—	232
Discover Financial Services, Subordinated Loan	7,896	—	(26)	—	—	7,870	314	—	—	—
Galaxy Container, ABF Equity	236	—	—	—	(4)	232	—	—	—	—
Galaxy Container, Bond	—	196	—	—	—	196	—	—	—	—
Kilter Finance 2.0, Common Stock	—	1,946	—	—	31	1,977	—	—	—	—
KKR Altitude II Offshore Aggregator LP, Partnership Interest	2,502	—	—	—	7	2,509	—	—	—	60
KSC I Aircraft LP, ABF Equity	19,442	14,217	—	—	43	33,702	—	—	—	—
Sallie Mae Levered, ABF Equity	1,089	1,305	(394)	—	175	2,175	—	—	—	—
Sallie Mae Levered, Bond	4,319	—	—	—	—	4,319	140	—	—	—
Sallie Mae Levered, Bond	—	4,320	—	—	—	4,320	98	—	—	—
Sallie Mae Levered, Bond	—	1,161	—	—	—	1,161	—	—	—	—
Sallie Mae Levered, Bond	—	554	—	—	—	554	—	—	—	—
Sallie Mae Levered, Term Loan	130	193	(19)	—	2	306	4	—	1	—
TDC LLP, ABF Equity	90	—	—	—	8	98	—	—	—	—
TDC LLP, Preferred Equity	2,446	157	—	—	(61)	2,542	87	—	—	—
Total	$43,538	$24,049	$(453)	$—	$41	$67,175	$643	$—	$1	$292
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
(3)Interest, PIK, Fee and Dividend and Other income presented for the full three months ended March 31, 2026.
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
_______
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
The Company has various wholly-owned subsidiaries, including special-purpose financing subsidiaries and subsidiaries through which it holds interests in portfolio companies. The unaudited consolidated financial statements include both the Company’s accounts and the accounts of its wholly-owned subsidiaries as of March 31, 2026. All intercompany transactions have been eliminated in consolidation. Certain of the Company’s consolidated subsidiaries are subject to U.S. federal and state income taxes.
Note 2. Summary of Significant Accounting Policies
Basis of Presentation: The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, for interim financial information and with the instructions for Form 10-Q and Articles 6, 10 and 12 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For a more complete discussion of significant accounting policies and certain other information, the Company’s interim unaudited consolidated financial statements should be read in conjunction with its audited consolidated financial statements as of and for the year ended December 31, 2025 included in the Company’s annual report on Form 10-K, filed with the U.S. Securities and Exchange Commission, or the SEC. Operating results for the three months ended March 31, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026. The December 31, 2025 consolidated statement of assets and liabilities and consolidated schedule of investments are derived from the Company’s audited consolidated financial statements as of and for the year ended December 31, 2025. The Company is considered an investment company under GAAP and follows the accounting and reporting guidance applicable to investment companies under Financial Accounting Standards Board, or FASB, Accounting Standards Codification Topic 946, Financial Services—Investment Companies. The Company has evaluated the impact of subsequent events through the date the unaudited consolidated financial statements were issued and filed with the SEC.
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

KKR FS Income Trust
Notes to Unaudited Consolidated Financial Statements (continued)
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
Costs associated with the offering of Common Shares are capitalized as deferred offering expenses and included as prepaid and other assets on the consolidated statements of assets and liabilities and eligible to be amortized over a twelve-month period. As of March 31, 2026 and December 31, 2025, the Adviser has paid $6,238 and $5,972, respectively, in organizational and offering expenses, and are subject to reimbursement as described above.
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
Loan origination fees, original issue discount and market discount are capitalized and the Company accretes such amounts as interest income over the respective term of the loan or security. Upon the prepayment of a loan or security, any unamortized loan origination fees and original issue discount are recorded as interest income. Structuring and other non-recurring upfront fees are recorded as fee income when earned. For the three months ended March 31, 2026 and 2025, the Company recognized $2,093 and $2,199, respectively, in structuring fee revenue. The Company records prepayment premiums on loans and securities as fee income when it receives such amounts.
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
Note 3. Share Transactions
Below is a summary of transactions with respect to shares of the Company’s Common Shares during the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026		2025
	Shares	Amount	Shares	Amount
Gross Proceeds from Offering	5,072,324	$150,526	5,055,647	$149,716
Reinvestment of Distributions	257,517	7,637	144,262	4,270
Share Repurchase Program	(781,888)	(23,252)	—	—
Net Proceeds from Share Transactions	4,547,953	$134,911	5,199,909	$153,986

KKR FS Income Trust
Notes to Unaudited Consolidated Financial Statements (continued)
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
As of March 31, 2026, the Company has issued 57,447,131 Class I shares in the Private Offering for gross proceeds of $1,689,261, including Class I shares issued under its distribution reinvestment plan. Of the 57,447,131 Class I shares issued in the Private Offering, 8,995,947 shares were issued to investors with capital commitments to the Company in exchange for an aggregate of $254,500 in capital contributions. As of March 31, 2026, the Company had received capital commitments of $420,000 from investors in the Private Offering, 60.6% of which has been called for funding. In addition to $165,500 in aggregate amount of remaining uncalled capital commitments for Class I shares, the Company intends to continue selling Class I shares in the Private Offering on a monthly basis.
During the three months ended March 31, 2026 and 2025, the Company issued 5,329,841 and 5,199,909 Class I shares, respectively, for gross proceeds of $158,163 and $153,986, respectively, at an average price per share of $29.67 and $29.61, respectively. The gross proceeds received during the three months ended March 31, 2026 and 2025 include reinvested shareholder distributions of $7,637 and $4,270, respectively, for which the Company issued 257,517 and 144,262 Class I shares, respectively, under its distribution reinvestment plan.
During the period from April 1, 2026 to April 30, 2026, the Company issued 340,104 Class I shares for gross proceeds of $9,947 at an average price per share of $29.25. The gross proceeds received during the period from April 1, 2026 to April 30, 2026 include reinvested shareholder distributions of $2,303 for which the Company issued 78,755 Class I shares under its distribution reinvestment plan.
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
Under the Company’s discretionary share repurchase program, to the extent the Company offers to repurchase Common Shares in any particular quarter, the Company expects to repurchase shares pursuant to quarterly tender offers using a purchase price equal to the NAV per share as of the last calendar day of the applicable quarter, or the Valuation Date. If shareholders tender Common Shares in a tender offer with a Valuation Date that is within the 12-month period following the initial issue date of their tendered Common Shares, the Company may repurchase such Common Shares subject to an “early repurchase deduction” of 2% of the aggregate NAV of the Common Shares repurchased, or the Early Repurchase Deduction. The Early Repurchase Deduction will be retained by the Company for the benefit of remaining holders of Common Shares. Common Shares that are issued pursuant to the distribution reinvestment plan, or DRP, and tendered will not be subject to the Early Repurchase Deduction. Common Shares repurchased will be treated as having been repurchased on a “first in-first out” basis for purposes of determining whether and to what extent the Early Repurchase Deduction is applicable. Therefore, the portion of Common Shares repurchased will be deemed to have been taken from the earliest Common Shares purchased by such shareholder for purposes of determining whether and to what extent the Early Repurchase Deduction is applicable, except that in all cases Common Shares issued pursuant to the DRP will be treated as having been repurchased first. This Early Repurchase Deduction will also generally apply to minimum account repurchases.
The Common Shares may be sold to certain feeder vehicles primarily created to hold the Common Shares that in turn offer interests in such feeder vehicles to non-U.S. persons. For such feeder vehicles and similar arrangements in certain markets, the

KKR FS Income Trust
Notes to Unaudited Consolidated Financial Statements (continued)
(dollar amounts in thousands, except per share amounts, unless otherwise noted)

Note 3. Share Transactions (continued)
Company may not apply, in its sole discretion, the Early Repurchase Deduction to the feeder vehicles or underlying investors, often because of administrative or systems limitations. In addition, the Company may, in its sole discretion from time to time, waive the Early Repurchase Deduction in respect of any repurchase request arising from, or in connection with, the following circumstances (subject to the conditions described below, as applicable): arising from the death, qualifying disability or divorce of the shareholder; in the event that a shareholder’s Common Shares are repurchased because the shareholder has failed to maintain the $500 minimum account balance; due to trade or operational error; submitted in connection with discretionary transfer programs (and similar arrangements) as approved by the Company; and/or submitted in connection with or by discretionary model portfolio management programs (and similar arrangements) as approved by the Company. Shareholders should be aware that their financial intermediary’s operational systems may not support participation in a Company-approved discretionary transfer program or may impose additional or different requirements in connection with such requests.
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
The following table sets forth information regarding repurchases of Common Shares effectuated under the Company’s discretionary share repurchase program during the three months ended March 31, 2026:

Repurchase Date	Offer Date	Tender Offer Expiration	Purchase Price per Share	Common Shares Repurchased(1)	Aggregate Dollar Amount of Common Shares Accepted for Repurchase(1)
January 2, 2026	December 1, 2025	December 29, 2025	$29.75	781,888	$23,252
________________
(1)Certain of the amounts herein have been rounded for convenience of presentation.
On March 2, 2026, the Company commenced a tender offer pursuant to which it offered to repurchase up to 2,591,874 Common Shares tendered prior to the offer expiring on March 30, 2026. During the period from April 1, 2026 to April 30, 2026, the Company repurchased 2,591,829 Common Shares that were validly tendered by shareholders at a purchase price of $29.25 per share for aggregate consideration, net of any applicable Early Repurchase Deduction, of $75,677. Due to the oversubscription of the repurchase offer expiring on March 30, 2026, based on the final count by SS&C GIDS, Inc., the Company’s transfer agent, the Company accepted for purchase on a pro rata basis approximately 80% of the Common Shares properly tendered and not properly withdrawn.

KKR FS Income Trust
Notes to Unaudited Consolidated Financial Statements (continued)
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
Pursuant to the Administration Agreement, the Company reimburses the Adviser for expenses necessary to perform services related to its administration and operations, including the Adviser’s allocable portion of the compensation and related expenses of certain personnel of Franklin Square Holdings, L.P. (which does business as Future Standard), or Future Standard, and KKR Credit Advisers (US), LLC, or KKR Credit, providing administrative services to the Company on behalf of the Adviser. The Company reimburses the Adviser no less than monthly for all costs and expenses incurred by the Adviser in performing its obligations and providing personnel and facilities under the Administration Agreement. The Adviser allocates the cost of such services to the Company based on factors such as total assets, revenues, time allocations and/or other reasonable metrics. The Board reviews the methodology employed in determining how the expenses are allocated to the Company and the proposed allocation of administrative expenses among the Company and certain affiliates of the Adviser. The Board then assesses the reasonableness of such reimbursements for expenses allocated to the Company based on the breadth, depth and quality of such services as compared to the estimated cost to the Company of obtaining similar services from third-party service providers known to be available. In addition, the Board considers whether any single third-party service provider would be capable of providing all such services at comparable cost and quality. Finally, the Board compares the total amount paid to the Adviser for such services as a percentage of the Company’s net assets to the same ratio as reported by other comparable BDCs.
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

KKR FS Income Trust
Notes to Unaudited Consolidated Financial Statements (continued)
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
The following table describes the fees and expenses accrued under the Advisory Agreement, the Administration Agreement and the Expense Support Agreement (as defined herein), as applicable, during the three months ended March 31, 2026 and 2025:

Related Party			Three Months Ended March 31,
	Source Agreement	Description	2026	2025
The Adviser	Investment advisory agreement	Base Management Fee(1)	$5,007	$2,808
The Adviser	Investment advisory agreement	Capital Gains Incentive Fee(2)	$(2,947)	$516
The Adviser	Investment advisory agreement	Subordinated Incentive Fee on Income(3)	$4,876	$3,195
The Adviser	Administration agreement	Administrative Services Expenses(4)	$686	$592
The Adviser	Administration agreement	Organizational & Offering Costs	$—	$—
The Adviser	Expense support agreement	Expense Recoupment	$—	$—
________________
(1)The Adviser agreed to waive all management fees accrued under the Advisory Agreement through September 30, 2025. As of March 31, 2026, $5,007 in management fees were payable to the Adviser.
(2)During the three months ended March 31, 2026 and 2025, the Company accrued capital gains incentive fees of $(2,947) and $516, respectively, based on the performance of its portfolio. As of March 31, 2026, the Company had no capital gains incentive fees payable. No capital gains incentive fees are actually payable by the Company with respect to unrealized gains unless and until those gains are actually realized. See Note 2 for a discussion of the methodology employed by the Company in calculating the capital gains incentive fees.
(3)The Adviser agreed to waive all subordinated incentive fees on income accrued under the Advisory Agreement through September 30, 2025. As of March 31, 2026, $4,876 in subordinated incentive fees on income were payable to the Adviser.
(4)During the three months ended March 31, 2026 and 2025, $652 and $533, respectively, of administrative services expenses related to the allocation of costs of administrative personnel for services rendered to the Company by the Adviser and the remainder related to other reimbursable expenses, including reimbursement of fees related to transactional expenses for prospective investments, such as fees and expenses associated with performing due diligence reviews of investments that do not close, often referred to as “broken deal” costs. Broken deal costs were $57 and $86 for the three months ended March 31, 2026 and 2025, respectively. The Company paid $535 and $352 in administrative services expenses to the Adviser during the three months ended March 31, 2026 and 2025, respectively.

KKR FS Income Trust
Notes to Unaudited Consolidated Financial Statements (continued)
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
Affiliated Borrowing
The Company is permitted to borrow from an affiliate of the Adviser. Such borrowings do not accrue interest, are unsecured and repaid within 1-2 days. As of March 31, 2026, no borrowings are outstanding under this arrangement.
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
Capital Commitments
Affiliates of the Adviser committed to invest an aggregate of $35,000 in Common Shares, or the Seed Contribution. The contractual restrictions on the ability of the Adviser’s affiliates to transfer the Common Shares acquired in connection with the Seed Contribution expired on March 31, 2026, after which date such Common Shares may be transferred in accordance with the terms of the applicable subscription agreement, including in connection with any tender offer launched by the Company under its discretionary share repurchase program.
As of March 31, 2026, the full $35,000 of capital commitments under the Seed Contribution had been called and funded.
As of March 31, 2026, an additional $219,500 of capital commitments from third-party private investors had been called and funded in connection with the Private Offering.
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

KKR FS Income Trust
Notes to Unaudited Consolidated Financial Statements (continued)
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
For the three months ended March 31, 2026 and the year ended December 31, 2025, there were no Expense Payments that the Adviser agreed to pay, subject to reimbursement by the Company in accordance with the Expense Support Agreement. As of March 31, 2026, there are no remaining amounts of previously waived expenses subject to recoupment.
Note 5. Distributions
The following tables reflect the cash distributions per share that the Company has declared on its Common Shares during the three months ended March 31, 2026 and 2025:

	For the Three Months Ended March 31, 2026
Date Declared	Distribution	Record Date	Payment Date	Distribution per Share
January 12, 2026	Regular	January 30, 2026	February 25, 2026	$0.225
February 6, 2026	Regular	February 27, 2026	March 27, 2026	0.225
March 3, 2026	Regular	March 31, 2026	April 28, 2026	0.225
Total				$0.675

	For the Three Months Ended March 31, 2025
Date Declared	Distribution	Record Date	Payment Date	Distribution per Share
January 10, 2025	Regular	January 31, 2025	February 26, 2025	$0.250
February 11, 2025	Regular	February 28, 2025	March 27, 2025	0.250
March 10, 2025	Regular	March 31, 2025	April 28, 2025	0.250
March 10, 2025	Special	March 31, 2025	April 28, 2025	0.100
Total				$0.850
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

KKR FS Income Trust
Notes to Unaudited Consolidated Financial Statements (continued)
(dollar amounts in thousands, except per share amounts, unless otherwise noted)

Note 5. Distributions (continued)
The following table reflects the sources of the cash distributions on a tax basis that the Company has paid on its Common Shares during the three months ended March 31, 2026 and 2025:

Three Months Ended March 31,
	2026		2025
Source of Distribution	Distribution Amount	Percentage	Distribution Amount	Percentage
Offering proceeds	$—	—	$—	—
Borrowings	—	—	—	—
Net investment income(1)	37,087	100%	26,723	100%
Short-term capital gains proceeds from the sale of assets	—	—	—	—
Long-term capital gains proceeds from the sale of assets	—	—	—	—
Non-capital gains proceeds from the sale of assets	—	—	—	—
Distributions on account of preferred and common equity	—	—	—	—
Total	$37,087	100%	$26,723	100%
________________
(1)During the three months ended March 31, 2026 and 2025, 97.3% and 93.7%, respectively, of the Company’s gross investment income was attributable to cash income earned, 0.4% and 1.3%, respectively, was attributable to non-cash accretion of discount and 2.3% and 5.0%, respectively, was attributable to paid-in-kind, or PIK, interest.
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
As of March 31, 2026 and December 31, 2025, the Company’s gross unrealized appreciation on a tax basis was $31,514 and $36,745, respectively. As of March 31, 2026 and December 31, 2025, the Company’s gross unrealized depreciation on a tax basis was $34,314 and $12,813, respectively.
The aggregate cost of the Company’s investments for U.S. federal income tax purposes totaled $2,680,283 and $2,596,699 as of March 31, 2026 and December 31, 2025, respectively. The aggregate net unrealized appreciation (depreciation) on investments on a tax basis was $(1,958) and $28,396 as of March 31, 2026 and December 31, 2025, respectively. The aggregate net unrealized appreciation (depreciation) on investments on a tax basis excludes net unrealized appreciation (depreciation) from foreign currency forward contracts and foreign currency transactions. Net capital losses may be carried forward indefinitely, and their character is retained as short-term or long-term losses. As of March 31, 2026, the Company had capital loss carryforwards available to offset future realized capital gains of approximately $311.
Note 6. Investment Portfolio
The following table summarizes the composition of the Company’s investment portfolio at cost and fair value as of March 31, 2026 and December 31, 2025:

	March 31, 2026 (Unaudited)			December 31, 2025
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$1,985,624	$1,965,959	73.4%	$1,954,430	$1,964,215	74.8%
Subordinated Debt	2,008	2,086	0.1%	1,938	2,015	0.1%
Asset Based Finance	693,669	710,280	26.5%	640,556	658,865	25.1%
Total	$2,681,301	$2,678,325	100.0%	$2,596,924	$2,625,095	100.0%
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

KKR FS Income Trust
Notes to Unaudited Consolidated Financial Statements (continued)
(dollar amounts in thousands, except per share amounts, unless otherwise noted)

Note 6. Investment Portfolio (continued)
As of March 31, 2026, the Company held investments in two portfolio companies of which it is deemed to be an “affiliated person” but is not deemed to “control.” As of March 31, 2026, the Company held investments in eight portfolio companies of which it is deemed to “control.” For additional information with respect to such portfolio companies, see footnotes (n) and (o) to the unaudited consolidated schedule of investments as of March 31, 2026.
As of December 31, 2025, the Company held investments in two portfolio companies of which it was deemed to be an “affiliated person” but was not deemed to “control.” As of December 31, 2025, the Company held investments in seven portfolio companies of which it was deemed to “control.” For additional information with respect to such portfolio companies, see footnotes (m) and (n) to the consolidated schedule of investments as of December 31, 2025.
The Company’s investment portfolio may contain loans and other unfunded arrangements that are in the form of lines of credit, revolving credit facilities, delayed draw credit facilities or other investments, which require the Company to provide funding when requested by portfolio companies in accordance with the terms of the underlying agreements. As of March 31, 2026, the Company had unfunded debt investments with aggregate unfunded commitments of $570,751 and unfunded equity/other commitments of $15,522. As of December 31, 2025, the Company had unfunded debt investments with aggregate unfunded commitments of $548,706 and unfunded equity/other commitments of $9,616. The Company maintains sufficient cash on hand and available capital in connection with undrawn commitments to fund such unfunded commitments should the need arise. For additional details regarding the Company’s unfunded debt investments, see the Company’s unaudited consolidated schedule of investments as of March 31, 2026 and the Company’s audited consolidated schedule of investments as of December 31, 2025.
The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of March 31, 2026 and December 31, 2025:

	March 31, 2026 (Unaudited)		December 31, 2025
Industry Classification	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Automobiles & Components	$8,772	0.3%	$8,367	0.3%
Banks	59,657	2.2%	62,483	2.4%
Capital Goods	383,840	14.3%	387,085	14.7%
Commercial & Professional Services	292,429	10.9%	291,011	11.1%
Consumer Durables & Apparel	11,074	0.4%	11,078	0.4%
Consumer Services	123,440	4.6%	122,173	4.7%
Consumer Staples Distribution & Retail	16,437	0.6%	15,981	0.6%
Equity Real Estate Investment Trusts (REITs)	17,253	0.7%	17,253	0.7%
Financial Services	344,349	12.9%	327,038	12.5%
Food, Beverage & Tobacco	32,643	1.2%	32,615	1.2%
Health Care Equipment & Services	248,991	9.3%	247,745	9.4%
Household & Personal Products	6,142	0.2%	6,237	0.2%
Insurance	177,927	6.7%	177,799	6.8%
Materials	63,940	2.4%	62,474	2.4%
Media & Entertainment	35,493	1.3%	50,557	1.9%
Pharmaceuticals, Biotechnology & Life Sciences	27,859	1.0%	25,530	1.0%
Real Estate Management & Development	123,396	4.6%	121,281	4.6%
Software & Services	556,373	20.8%	533,769	20.3%
Technology Hardware & Equipment	260	0.0%	264	0.0%
Telecommunication Services	28,539	1.1%	10,801	0.4%
Transportation	118,279	4.4%	112,139	4.3%
Utilities	1,232	0.1%	1,415	0.1%
Total	$2,678,325	100.0%	$2,625,095	100.0%

KKR FS Income Trust
Notes to Unaudited Consolidated Financial Statements (continued)
(dollar amounts in thousands, except per share amounts, unless otherwise noted)

Note 7. Financial Instruments
The following is a summary of the fair value and location of the Company’s derivative instruments not designated as a qualifying hedge accounting relationship in the consolidated statements of assets and liabilities held as of March 31, 2026 and December 31, 2025:

Derivative Instrument	Statement Location	March 31, 2026 (Unaudited)	December 31, 2025
Foreign currency forward contracts	Unrealized appreciation on foreign currency forward contracts	$129	$321
Foreign currency forward contracts	Unrealized depreciation on foreign currency forward contracts	(382)	(208)
Total		$(253)	$113
Net realized and unrealized gains and losses on derivative instruments not designated as a qualifying hedge accounting relationship recorded by the Company for the three months ended March 31, 2026 and 2025 are in the following locations in the unaudited consolidated statements of operations:

		Three Months Ended March 31,
Derivative Instrument	Statement Location	2026	2025
Foreign currency forward contracts	Net realized gain (loss) on foreign currency forward contracts	$(20)	$—
Foreign currency forward contracts	Net change in unrealized appreciation (depreciation) on foreign currency forward contracts	(366)	(148)
Total		$(386)	$(148)
Offsetting of Derivative Instruments
The Company has derivative instruments that are subject to master netting agreements. These agreements include provisions to offset positions with the same counterparty in the event of default by one of the parties. The Company’s unrealized appreciation and depreciation on derivative instruments are reported as gross assets and liabilities, respectively, in the consolidated statements of assets and liabilities. The following tables present the Company’s assets and liabilities related to derivatives by counterparty, net of amounts available for offset under a master netting arrangement and net of any collateral received or pledged by the Company for such assets and liabilities as of March 31, 2026 and December 31, 2025:

	As of March 31, 2026 (Unaudited)
Counterparty	Derivative Assets Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash Collateral Received(1)	Cash Collateral Received(1)	Net Amount of Derivative Assets(2)
Goldman Sachs Bank USA	$129	$(129)	$—	$—	$—
Total	$129	$(129)	$—	$—	$—
Counterparty	Derivative Liabilities Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash Collateral Pledged(1)	Cash Collateral Pledged(1)	Net Amount of Derivative Liabilities(3)
Goldman Sachs Bank USA	$(382)	$129	$—	$—	$(253)
Total	$(382)	$129	$—	$—	$(253)

	As of December 31, 2025
Counterparty	Derivative Assets Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash Collateral Received(1)	Cash Collateral Received(1)	Net Amount of Derivative Assets(2)
Goldman Sachs Bank USA	$321	$(208)	$—	$—	$113
Total	$321	$(208)	$—	$—	$113
Counterparty	Derivative Liabilities Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash Collateral Pledged(1)	Cash Collateral Pledged(1)	Net Amount of Derivative Liabilities(3)
Goldman Sachs Bank USA	$(208)	$208	$—	$—	$—
Total	$(208)	$208	$—	$—	$—
________________
(1)In some instances, the actual amount of the collateral received and/or pledged may be more than the amount shown due to overcollateralization.
(2)Net amount of derivative assets represents the net amount due from the counterparty to the Company.
(3)Net amount of derivative liabilities represents the net amount due from the Company to the counterparty.

KKR FS Income Trust
Notes to Unaudited Consolidated Financial Statements (continued)
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
The average notional balance of foreign currency forward contracts during the three months ended March 31, 2026 and 2025 were $29,409 and $5,068, respectively.
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
As of March 31, 2026 and December 31, 2025, the Company’s investments were categorized as follows in the fair value hierarchy:

Valuation Inputs	March 31, 2026 (Unaudited)	December 31, 2025
Level 1—Price quotations in active markets	$—	$—
Level 2—Significant other observable inputs	211,182	244,873
Level 3—Significant unobservable inputs	2,467,143	2,380,222
	$2,678,325	$2,625,095
As of March 31, 2026 and December 31, 2025, the Company had certain cash equivalents invested in money market accounts which were categorized as Level 1 in the fair value hierarchy. In addition, the Company had foreign currency forward contracts, as described in Note 7, which were categorized as Level 2 in the fair value hierarchy as of March 31, 2026 and December 31, 2025.
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

KKR FS Income Trust
Notes to Unaudited Consolidated Financial Statements (continued)
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
The following is a reconciliation of investments for which significant unobservable inputs (Level 3) were used in determining fair value for the three months ended March 31, 2026 and 2025:

	For the Three Months Ended March 31, 2026
	Senior Secured Loans—First Lien	Subordinated Debt	Asset Based Finance	Total
Fair value at beginning of period	$1,839,213	$2,015	$538,994	$2,380,222
Accretion of discount (amortization of premium)	310	1	70	381
Net realized gain (loss)	(522)	—	53	(469)
Net change in unrealized appreciation (depreciation)	(22,488)	1	(948)	(23,435)
Purchases	116,162	—	71,643	187,805
Paid-in-kind interest	695	69	398	1,162
Sales and repayments	(56,996)	—	(21,527)	(78,523)
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Fair value at end of period	$1,876,374	$2,086	$588,683	$2,467,143
The amount of total gains or (losses) for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$(22,360)	$1	$(694)	$(23,053)

KKR FS Income Trust
Notes to Unaudited Consolidated Financial Statements (continued)
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
The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements as of March 31, 2026 and December 31, 2025 were as follows:

Type of Investment	Fair Value at March 31, 2026 (Unaudited)	Valuation Technique	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input(1)
Senior Debt	$1,855,010	Discounted Cash Flow	Discount Rate	7.2% - 12.1% (8.7%)	Decrease
	4,230	Waterfall	EBITDA Multiple	10.5x - 14.6x (13.4x)	Increase
	17,134	Cost(2)
Subordinated Debt	2,086	Discounted Cash Flow	Discount Rate	14.1% - 14.1% (14.1%)	Decrease
Asset Based Finance	476,626	Discounted Cash Flow	Discount Rate	4.6% - 92.5% (11.7%)	Decrease
	44,364	Cost(2)
	67,693	Other(3)
Total	$2,467,143

Type of Investment	Fair Value at December 31, 2025	Valuation Technique	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input(1)
Senior Debt	$1,667,582	Discounted Cash Flow	Discount Rate	4.6% - 12.7% (8.4%)	Decrease
	171,631	Cost(2)
Subordinated Debt	2,015	Discounted Cash Flow	Discount Rate	14.1% - 14.1% (14.1%)	Decrease
Asset Based Finance	298,014	Discounted Cash Flow	Discount Rate	4.7% - 43.7% (9.9%)	Decrease
	130,135	Cost(2)
	110,845	Other(3)
Total	$2,380,222
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

KKR FS Income Trust
Notes to Unaudited Consolidated Financial Statements (continued)
(dollar amounts in thousands, except per share amounts, unless otherwise noted)

Note 9. Financing Arrangements
In accordance with the 1940 Act, the Company is allowed to borrow amounts such that its asset coverage, as calculated pursuant to the 1940 Act, equals at least 150% after such borrowing. As of March 31, 2026, the aggregate amount outstanding of the senior securities issued by the Company was $1,117,244. As of March 31, 2026, the Company’s asset coverage was 248%.
The following tables present summary information with respect to the Company’s outstanding financing arrangements as of March 31, 2026 and December 31, 2025. For additional information regarding these financing arrangements, see the notes to the Company’s audited consolidated financial statements contained in its annual report on Form 10-K for the year ended December 31, 2025. Any significant changes to the Company’s financing arrangements during the three months ended March 31, 2026 are discussed below.

	As of March 31, 2026 (Unaudited)
Arrangement	Type of Arrangement	Rate	Amount Outstanding		Amount Available	Maturity Date
Senior Secured Revolving Credit Facility(1)	Revolving Credit Facility	SOFR+2.125%(2)	$347,414	(3)	$222,586	July 19, 2028
K-FIT AB-1 Credit Facility(1)	Revolving Credit Facility	SOFR+1.85%(2)	435,080		64,920	October 16, 2030
K-FIT CO-1 Credit Facility(1)	Revolving Credit Facility	SOFR+1.85%(2)	334,750		65,250	March 4, 2030
Total			$1,117,244		$352,756
________________
(1)The carrying amount outstanding under the facility approximates its fair value.
(2)The benchmark rate is subject to a 0% floor.
(3)Amount includes borrowings in Euros and British pounds. Euro balance outstanding of €79,250 has been converted to U.S. dollars at an exchange rate of €1.00 to $1.15 as of March 31, 2026. British pound balance outstanding of £84,300 has been converted to U.S. dollars at an exchange rate of £1.00 to $1.32 as of March 31, 2026 to reflect total amount outstanding in U.S. dollars.

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
For the three months ended March 31, 2026 and 2025, the components of total interest expense for the Company’s financing arrangements were as follows:

	Three Months Ended March 31,
	2026			2025
Arrangement(1)	Direct Interest Expense(2)	Amortization of Deferred Financing Costs	Total Interest Expense	Direct Interest Expense(2)	Amortization of Deferred Financing Costs	Total Interest Expense
Senior Secured Revolving Credit Facility	$4,699	$181	$4,880	$1,209	$109	$1,318
K-FIT AB-1 Credit Facility	6,131	246	6,377	3,668	186	3,854
K-FIT CO-1 Credit Facility	4,663	187	4,850	437	31	468
Total	$15,493	$614	$16,107	$5,314	$326	$5,640
________________
(1)Borrowings of each of the Company’s wholly-owned, special-purpose financing subsidiaries are considered borrowings of the Company for purposes of complying with the asset coverage requirements applicable to BDCs under the 1940 Act.
(2)Direct interest expense includes the effect of non-usage fees.

KKR FS Income Trust
Notes to Unaudited Consolidated Financial Statements (continued)
(dollar amounts in thousands, except per share amounts, unless otherwise noted)

Note 9. Financing Arrangements (continued)
The Company’s average borrowings and weighted average interest rate, including the effect of non-usage fees, for the three months ended March 31, 2026 were $1,100,803 and 5.63%, respectively. As of March 31, 2026, the Company’s weighted average effective interest rate on borrowings, including the effect of non-usage fees, was 5.60%.
The Company’s average borrowings and weighted average interest rate, including the effect of non-usage fees, for the three months ended March 31, 2025 were $316,326 and 6.72%, respectively. As of March 31, 2025, the Company’s weighted average effective interest rate on borrowings, including the effect of non-usage fees, was 6.66%.
Under its financing arrangements, the Company has made certain representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar financing arrangements. The Company was in compliance with all covenants required by its financing arrangements as of March 31, 2026.
Senior Secured Revolving Credit Facility
On March 17, 2026, the Company entered into the Second Amendment to Senior Secured Revolving Credit Agreement, or Second Amendment, amending that certain Senior Secured Revolving Credit Agreement, originally dated July 19, 2023 (as previously amended by that certain First Amendment to Senior Secured Revolving Credit Agreement, dated as of January 26, 2024), or the Credit Agreement, by and among the Company, as borrower, the subsidiary guarantors party thereto, the lenders and issuing banks from time to time party thereto, and Sumitomo Mitsui Banking Corporation, as administrative agent and collateral agent. The Second Amendment provides for, among other things, an increase in the aggregate revolving commitments under the Credit Agreement from $520,000 to $570,000. The Second Amendment also increased the maximum aggregate amount of commitments that may be incurred pursuant to the commitment increase provisions of the Credit Agreement to $1.0 billion.
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
During the three months ended March 31, 2026, there were no investments purchased by the Company from the Financing Provider. As of March 31, 2026, no purchases from the Financing Provider are included in payable for investments purchased in the unaudited consolidated statement of assets and liabilities. For the period from April 1, 2026 through April 30, 2026, there were no investments purchased by the Company from the Financing Provider.
As of March 31, 2026, the conditions precedent to the Company’s obligation to purchase any additional investments from the Financing Provider had not been met. The Company did not hold any beneficial interest in the warehouse.
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

KKR FS Income Trust
Notes to Unaudited Consolidated Financial Statements (continued)
(dollar amounts in thousands, except per share amounts, unless otherwise noted)

Note 10. Commitments and Contingencies (continued)
Unfunded commitments to provide funds to portfolio companies are not recorded in the Company’s consolidated statements of assets and liabilities. Since these commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. The Company has sufficient liquidity to fund these commitments. As of March 31, 2026, the Company’s unfunded commitments consisted of the following:

Category / Company(1)	Commitment Amount
Senior Secured Loans—First Lien
AGS Health LLC	$1,679
AGS Health LLC	596
A-Lign Assurance LLC	3,287
A-Lign Assurance LLC	1,570
Apex Service Partners LLC	2,029
Arcfield Acquisition Corp	2,780
Arcwood Environmental (fka Heritage Environmental Services Inc)	2,797
Area Wide Protective Inc	2,769
Avetta LLC	780
Avetta LLC	367
Avetta LLC	1,605
BGB Group LLC	2,185
BGB Group LLC	3,278
Bonterra LLC	2,843
Bonterra LLC	590
Cadence Education LLC	1,412
Cambrex Corp	1,458
Carrier Fire Protection	1,052
Carrier Fire Protection	1,656
Carrier Fire Protection	21
Circana Group (f.k.a. NPD Group)	718
Clarience Technologies LLC	4,000
Clarience Technologies LLC	8,848
CLEAResult Consulting Inc	3,108
CLEAResult Consulting Inc	2,066
ClubCorp Club Operations Inc	2,061
ClubCorp Club Operations Inc	1,237
Com Laude Group Ltd	4,263
Com Laude Group Ltd	1,714
Community Brands Inc	795
Conservice LLC	2,347
CSafe Global	1,929
Dental365 LLC	2,216
Dental365 LLC	2,213
DOXA Insurance Holdings LLC	883
DOXA Insurance Holdings LLC	317
DuBois Chemicals Inc	2,138
DuBois Chemicals Inc	621
Eagle Railcar Services Roscoe Inc	1,807
Eagle Railcar Services Roscoe Inc	2,008
Flexera Software LLC	3,024
Follett Software Co	925
Frontline Road Safety LLC	4,151
Frontline Road Safety LLC	326
Galway Partners Holdings LLC	569
GE Digital LLC	3,055

KKR FS Income Trust
Notes to Unaudited Consolidated Financial Statements (continued)
(dollar amounts in thousands, except per share amounts, unless otherwise noted)

Note 10. Commitments and Contingencies (continued)

Category / Company(1)	Commitment Amount
Granicus Inc	$46
Granicus Inc	636
Higginbotham Insurance Agency Inc	4,233
Highgate Hotels Inc	1,051
Highgate Hotels Inc	3,206
Homrich & Berg Inc	649
Homrich & Berg Inc	10,430
Horizon CTS Buyer LLC	5,300
Horizon CTS Buyer LLC	7,108
Inhabit IQ	1,192
Inhabit IQ	745
Insightsoftware.Com Inc	4,015
Insightsoftware.Com Inc	423
Integrated Power Services LLC	4,215
Integrated Power Services LLC	8,687
Integrity Marketing Group LLC	6,056
Integrity Marketing Group LLC	7,611
J S Held LLC	794
J S Held LLC	2,040
Jeppesen Holdings LLC	1,221
Keystone Agency Partners LLC	8,749
Keystone Agency Partners LLC	3,884
Lazer Logistics Inc	1,234
Lazer Logistics Inc	833
Learning Experience Corp/The	801
Legends Hospitality LLC	955
Magna Legal Services LLC	852
Magna Legal Services LLC	4,971
MAI Capital Management LLC	1,566
MAI Capital Management LLC	2,040
MB2 Dental Solutions LLC	1,825
Med-Metrix	10,018
Med-Metrix	4,286
Mercer Advisors Inc	11,995
Model N Inc	2,664
Model N Inc	1,421
NAVEX Global Inc	326
NAVEX Global Inc	6,883
NEFCO Corp	3,322
NEFCO Corp	1,772
NeoGov Newt Holdco Inc	2,646
NeoGov Newt Holdco Inc	3,522
Netsmart Technologies Inc	4,236
Netsmart Technologies Inc	4,343
OEConnection LLC	5,183
OEConnection LLC	2,600
Orion Services Group	2,207
PCI Pharma Services	19,886
PCI Pharma Services	5,817
Pike Corp	4,539
Pike Corp	3,034

KKR FS Income Trust
Notes to Unaudited Consolidated Financial Statements (continued)
(dollar amounts in thousands, except per share amounts, unless otherwise noted)

Note 10. Commitments and Contingencies (continued)

Category / Company(1)	Commitment Amount
Premise Health Holding Corp	$369
Premise Health Holding Corp	633
PROS Holdings Inc	861
PSC Group	177
Radwell International LLC	1,391
Railpros Inc	252
Railpros Inc	180
Resa Power LLC	1,975
Resa Power LLC	2,254
Revere Superior Holdings Inc	913
Revere Superior Holdings Inc	238
Rialto Capital Management LLC	834
Rockefeller Capital Management LP	4,000
SAMBA Safety Inc	603
SAMBA Safety Inc	423
Service Express Inc	4,207
Service Express Inc	5,008
Service Logic LLC	5,440
Service Logic LLC	1,922
Sphera Solutions Inc	8,702
Sphera Solutions Inc	4,524
Spins LLC	1,063
Spotless Brands LLC	5,537
STV Group Inc	1,382
STV Group Inc	1,974
SureScripts LLC	6,405
Trackunit ApS	2,746
Trackunit ApS	5,493
Turnpoint Services Inc	415
Turnpoint Services Inc	1,108
USIC Holdings Inc	339
USIC Holdings Inc	410
Veriforce LLC	518
Veriforce LLC	935
Veriforce LLC	20,071
Vermont Information Processing Inc	3,804
Vermont Information Processing Inc	1,141
VetCor Professional Practices LLC	285
Vitu	3,598
Wealth Enhancement Group LLC	298
Wealth Enhancement Group LLC	1,775
WebPros Holding Sarl	3,560
Wedgewood Weddings	4,702
Wedgewood Weddings	4,702
West Star Aviation Inc	1,865
West Star Aviation Inc	725
Woolpert Inc	3,850
Woolpert Inc	7,267
Xylem Kendall	5,739
Xylem Kendall	267
Zeus Industrial Products Inc	2,826

KKR FS Income Trust
Notes to Unaudited Consolidated Financial Statements (continued)
(dollar amounts in thousands, except per share amounts, unless otherwise noted)

Note 10. Commitments and Contingencies (continued)

Category / Company(1)	Commitment Amount
Asset Based Finance
Bond Aviation Holdings LLC, Term Loan	$11,349
Bond Aviation Holdings LLC, Term Loan	5,329
Curia Receivables II SPV LLC (FKA Curia Global Inc), Revolver	10,333
FFP RECEIVABLES SPV LLC (FKA Florida Food Products LLC), Revolver	923
Fortna AR LLC (FKA Fortna Group Inc), Revolver	1,003
Nottingdale Receivables Limited (FKA TalkTalk Telecom Group Ltd), Revolver	12,861
Opendoor Labs Inc, Structured Mezzanine	4,130
Philippine Airlines 777, Term Loan	2,831
Philippine Airlines 777, Term Loan	2,831
Sallie Mae Levered, Term Loan	76
SCRIPPS SPV LLC (FKA EW Scripps Co/The), Revolver	6,683
Setna SPV I, Term Loan	191
Sotheby's, Revolver	31,849
Styron Receivables Funding Designated Activity Company (FKA Trinseo Materials), Revolver	1,138
TPSI Receivables LLC (Tropicana Products Inc), Revolver	8,632
VIB Trade Receivables DAC (FKA Vibrantz Technologies Inc)	14,384
Wood Group Receivables LLC (FKA John Wood Group PLC), Revolver	26,341
Total	$570,751
Unfunded Equity/Other commitments	$15,522
____________________
(1)May be commitments to one or more entities affiliated with the named company.
As of March 31, 2026, the Company’s debt commitments are comprised of $275,409 revolving credit facilities and $295,342 delayed draw term loans, which generally are used for acquisitions or capital expenditures and are subject to certain performance tests. Such unfunded debt commitments have a fair value representing unrealized appreciation (depreciation) of $(3,969). The Company’s unfunded Equity/Other commitments generally require certain conditions to be met or actual approval from the Adviser prior to funding.
While the Company does not expect to fund all of its unfunded commitments, there can be no assurance that it will not be required to do so.
In the normal course of business, the Company may enter into guarantees on behalf of portfolio companies. Under such arrangements, the Company would be required to make payments to third parties if the portfolio companies were to default on their related payment obligations. The Company had no such guarantees outstanding at March 31, 2026 and December 31, 2025.

KKR FS Income Trust
Notes to Unaudited Consolidated Financial Statements (continued)
(dollar amounts in thousands, except per share amounts, unless otherwise noted)

Note 11. Financial Highlights
The following is a schedule of financial highlights of the Company for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
Per Share Data:
Net asset value, beginning of period	$29.75	$29.56
Results of operations
Net investment income (loss)(1)	0.68	0.81
Net realized gain (loss) and unrealized appreciation (depreciation)(2)	(0.51)	0.12
Net increase (decrease) in net assets resulting from operations	0.17	0.93
Shareholder distributions(3)
Distributions from net investment income	(0.67)	(0.85)
Net decrease in net assets resulting from shareholder distributions	(0.67)	(0.85)
Capital share transactions
Issuance of Common Shares(4)	—	—
Net increase (decrease) in net assets resulting from capital share transactions	—	—
Net asset value, end of period	$29.25	$29.64
Shares outstanding, end of period	56,385,434	33,251,680
Total return based on net asset value(5)	0.59%	3.17%
Ratio/Supplemental Data:
Net assets, end of period	$1,649,280	$985,683
Ratio of net investment income to average net assets(6)	8.59%	11.05%
Ratio of total operating expenses to average net assets(6)	6.67%	5.67%
Ratio of waived expenses to average net assets(6)	—%	(2.61)%
Ratio of net operating expenses to average net assets(6)	6.67%	3.06%
Portfolio turnover(7)	4.48%	2.22%
Total amount of senior securities outstanding, exclusive of treasury securities	$1,117,244	$427,241
Asset coverage per unit(8)	2.48	3.31
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
(6)Weighted average net assets during the applicable period are used for this calculation. Ratios for the three months ended March 31, 2026 and 2025 are annualized, with the exception of capital gains incentive fees and recoupment of previously waived expenses. Annualized ratios for the three months ended March 31, 2026 are not necessarily indicative of the ratios that may be expected for the year ending December 31, 2026. The following is a schedule of supplemental ratios for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
Ratio of accrued capital gains incentive fees to average net assets	(0.18)%	0.06%
Ratio of interest expense to average net assets	3.97%	2.45%
(7)Portfolio turnover for the three months ended March 31, 2026 and 2025 are not annualized.
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
Note 13. Subsequent Events
Distributions
On April 13, 2026, the Board declared a distribution of $0.225 per Common Share, payable on or about May 27, 2026 to shareholders of record as of the close of business on April 30, 2026. Additionally, on April 30, 2026, the Board declared a distribution of $0.225 per Common Share, payable on or about June 26, 2026 to shareholders of record as of the close of business on May 29, 2026. Shareholders may receive the distribution payments in cash or in Common Shares in accordance with their election under the Company’s distribution reinvestment plan.
Private Offering Closings
On April 1, 2026, the Company issued and sold 261,349 Common Shares in the Private Offering (with the final number of Common Shares issued being determined on April 21, 2026) pursuant to Subscription Agreements entered into with the participating investors for aggregate consideration of $7,644.
On May 1, 2026, the Company issued and sold Common Shares in the Private Offering pursuant to Subscription Agreements entered into with the participating investors for aggregate consideration of approximately $6,574. The final number of Common Shares issued as of May 1, 2026 in connection with the monthly closing will be determined at a later date in connection with the Company’s determination of its net asset value per Common Share as of April 30, 2026.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(dollar amounts in thousands, except per share amounts)
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
See “Item 1. Business—Investment Objectives and Strategy” in the annual report on Form 10-K for the year ended December 31, 2025 filed with the SEC for more information.
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
The Adviser has agreed to advance all of our organizational and offering expenses on our behalf (including legal, accounting, printing, mailing, subscription processing and filing fees and expenses and other offering expenses, including costs associated with technology integration between our systems and those of our participating brokers, reasonable bona fide due diligence expenses of participating brokers supported by detailed and itemized invoices, costs in connection with preparing sales materials and other marketing expenses, design and website expenses, fees and expenses of our transfer agent, fees to attend retail seminars sponsored by participating brokers and costs, expenses and reimbursements for travel (provided that we will not be required to bear the cost of private airfare in excess of comparable first-class/business rates on a commercial airline, if available), meals, accommodations, entertainment and other similar expenses related to meetings or events with prospective investors, brokers, registered investment advisors or financial or other advisors, but excluding the shareholder servicing and/or distribution fee) through a date determined by the Adviser in its discretion. As of March 31, 2026, we had incurred organizational and offering expenses of $991 and $5,247, respectively, which expenses the Adviser elected to cover pursuant to the Expense Support Agreement, subject to reimbursement by us pursuant to its terms. See “Expense Support and Conditional Reimbursement” below for more information. In no event will we bear in excess of $1.5 million in organizational expenses; the Adviser has agreed to be responsible for any organizational expenses in excess of $1.5 million.
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
For the three months ended March 31, 2026 and the year ended December 31, 2025, there were no Expense Payments that the Adviser agreed to pay, subject to reimbursement by us in accordance with the Expense Support Agreement. As of March 31, 2026, there are no remaining amounts of previously waived expenses subject to recoupment.
Fees and Expenses
The following table illustrates the aggregate fees and expenses that we expect to incur and that shareholders can expect to bear, either directly or indirectly, during the following twelve months.

Shareholder transaction expenses (fees paid directly from shareholder investment)
Maximum sales load imposed on purchases(1)	—
Maximum Early Repurchase Deduction(2)	2.00%
Annual operating expenses (as a percentage of average net assets attributable to shares)(3)
Base Management Fee(4)	1.25%
Incentive fees payable under our investment advisory agreement(5)	—
Interest payments on borrowed funds(6)	4.88%
Distribution/Servicing Fees(7)	—
Organizational and offering costs(8)	—
Other expenses(9)	0.39%
Total annual expenses	6.52%
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
(2)Under our discretionary share repurchase program, to the extent we offer to repurchase shares in any particular quarter, we expect to repurchase shares pursuant to quarterly tender offers using a purchase price equal to the NAV per share as of the last calendar day of the applicable quarter, or the last Valuation Date. If Common Shares are tendered in a tender offer with a Valuation Date that is within the 12-month period following the initial date of the tendered Common Shares, we may repurchase such Common Shares subject to a deduction of 2% of the aggregate NAV of the Common Shares repurchased. We refer to this as the Early Repurchase Deduction. The Early Repurchase Deduction may be waived, at the Company’s discretion, in respect of any repurchase request arising from, or in connection with, the following circumstances: (i) arising from the death or qualified disability or divorce of the shareholder; (ii) in the event that a shareholder’s Common Shares are repurchased because the shareholder has failed to maintain the $500 minimum account balance; (iii) due to trade or operational error; (iv) submitted in connection with discretionary transfer programs (and similar arrangements) as approved by the Company; and/or (v) submitted in connection with or by discretionary model portfolio management programs (and similar arrangements) as approved by the Company. The Early Repurchase Deduction will be retained by the Company for the benefit of remaining holders of Common Shares.
(3)Amount assumes that we sell $256.6 million worth of Class I shares during the following twelve months, resulting in estimated average net assets of $1,778 million based on current asset levels. That amount also assumes that we borrow funds of approximately 87% of our average net assets during such period. Actual expenses will depend on the number of Class I shares we sell in the Private Offering and the amount of leverage we employ, if any. There can be no assurance that we will sell $256.6 million worth of Class I shares during the following twelve months.
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
(6)Interest payments on borrowed funds represents an estimate of our annualized interest expense based on our total borrowings as of March 31, 2026. At March 31, 2026, the weighted average effective interest rate for total outstanding debt was 5.60%. We may borrow additional funds from time to time to make investments to the extent we determine that the economic situation is conducive to doing so. To the extent that we determine it is appropriate to borrow funds to make investments, the costs associated with such borrowing will be indirectly borne by our shareholders.
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
(8)The Adviser previously agreed to advance all our organizational and offering expenses on our behalf through a date determined by the Adviser in its discretion. As of March 31, 2026, we had incurred organizational and offering expenses of $991 and $5,247, respectively, which expenses the Adviser elected to cover pursuant to the Expense Support Agreement, subject to reimbursement by us pursuant to its terms. In no event will the Company bear in excess of $1.5 million in organizational expenses; the Adviser has agreed to be responsible for any organizational expenses in excess of $1.5 million. See “Expenses” and “Expense Support and Conditional Reimbursement” sections above for more information.
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
Example
The following example demonstrates the projected dollar amount of total expenses that would be incurred over various periods with respect to a $10,000 hypothetical investment in the Class I shares assuming reinvestment of all distributions at NAV and that our direct and indirect annual operating expenses would remain at the percentage levels set forth in the table above (assuming we borrow an amount of approximately 87% of our average net assets):

	1 Year	3 Years	5 Years	10 Years
Shareholders would pay the following expenses on a $10,000 investment, assuming a 5% annual return(1)	$647	$1,912	$3,138	$6,045
Shareholders would pay the following expenses on a $10,000 investment, assuming a 5% annual return entirely from realized capital gains	$707	$2,075	$3,386	$6,424
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

Portfolio Investment Activity for the Three Months Ended March 31, 2026 and for the Year Ended December 31, 2025
Total Portfolio Activity
The following tables present certain selected information regarding our portfolio investment activity for the three months ended March 31, 2026:

For the Three Months Ended
Net Investment Activity	March 31, 2026
Purchases	$202,574
Sales and Repayments	(119,660)
Net Portfolio Activity	$82,914

	For the Three Months Ended
	March 31, 2026
New Investment Activity by Asset Class	Purchases	Percentage	Sales and Repayments	Percentage
Senior Secured Loans—First Lien	$116,162	57%	$86,028	72%
Asset Based Finance	86,412	43%	33,632	28%
Total	$202,574	100%	$119,660	100%
The following table summarizes the composition of our investment portfolio at cost and fair value as of March 31, 2026 and December 31, 2025:

	March 31, 2026 (Unaudited)			December 31, 2025
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$1,985,624	$1,965,959	73.4%	$1,954,430	$1,964,215	74.8%
Subordinated Debt	2,008	2,086	0.1%	1,938	2,015	0.1%
Asset Based Finance	693,669	710,280	26.5%	640,556	658,865	25.1%
Total	$2,681,301	$2,678,325	100.0%	$2,596,924	$2,625,095	100.0%
_____________________
(1)Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.
The following table presents certain selected information regarding the composition of our investment portfolio as of March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025
Number of Portfolio Companies	175	173
% Variable Rate Debt Investments (based on fair value)(1)(2)	83.9%	84.6%
% Fixed Rate Debt Investments (based on fair value)(1)(2)	8.7%	7.3%
% Other Income Producing Investments (based on fair value)(3)	4.8%	2.3%
% Non-Income Producing Investments (based on fair value)(2)	2.5%	5.8%
% of Investments on Non-Accrual (based on fair value)	0.1%	—
Weighted Average Annual Yield on Accruing Debt Investments(2)(4)	8.9%	8.9%
Weighted Average Annual Yield on All Debt Investments(5)	8.8%	8.9%
% of Direct Originations in Investment Portfolio (based on fair value)(6)	96.7%	100.0%
Median Loan-to-Value (LTV)(7)	38%	38%
Weighted Average EBITDA(8)	$229,000	$229,000
Median EBITDA(8)	$140,000	$140,000
_____________________
(1)“Debt Investments” means investments that pay or are expected to pay a stated interest rate, stated dividend rate or other similar stated return.
(2)Does not include investments on non-accrual status.
(3)“Other Income Producing Investments” means investments that pay or are expected to pay interest, dividends or other income to the Company on an ongoing basis but do not have a stated interest rate, stated dividend rate or other similar stated return.
(4)The Weighted Average Annual Yield on Accruing Debt Investments is computed as (i) the sum of (a) the stated annual interest rate, dividend rate or other similar stated return of each accruing Debt Investment, multiplied by its par amount, adjusted to U.S. dollars and for any partial income accrual when necessary, as of the end of the applicable reporting period, plus (b) the annual amortization of the purchase or original issue discount or premium of each accruing Debt Investment; divided by (ii) the total amortized cost of Debt Investments included in the calculated group as of the end of the applicable reporting period. Stated annual interest rate for floating rate Debt Investments assumes the greater of (a) the respective base rate in effect as of March 31, 2026, and (b) the stated base rate floor. The base rate utilized in this calculation may not be indicative of the base rates for specific contracts as of March 31, 2026.
(5)The Weighted Average Annual Yield on All Debt Investments is computed as (i) the sum of (a) the stated annual interest rate, dividend rate or other similar stated return of each Debt Investment, multiplied by its par amount, adjusted to U.S. dollars and for any partial income accrual when necessary, as of the end of the applicable reporting period, plus (b) the annual amortization of the purchase or original issue discount or premium of each Debt Investment; divided by (ii) the total amortized cost of Debt Investments included in the calculated group as of the end of the applicable reporting period. Stated annual interest rate for floating rate Debt Investments assumes the greater of (a) the respective base rate in effect as of March 31, 2026, and (b) the stated base rate floor. The base rate utilized in this calculation may not be indicative of the base rates for specific contracts as of March 31, 2026.
(6)“Direct Originations” means investments where the Adviser or its affiliates negotiates the terms of the transactions beyond just the price, which, for example, may include negotiating financial covenants, maturity dates or interest rate terms. These Direct Originations include participation in other originated transactions where there may be third parties involved, or a bank acting as an intermediary, for a closely held club, or similar transactions.
(7)Median Loan-to-Value (LTV) is calculated as the current total net debt through each respective loan tranche divided by the estimated enterprise value of the portfolio company using most recently reported financial information as of March 31, 2026 and may include pro forma adjustments. The above Median LTV figures relate only to the direct lending investments in the investment portfolio.
(8)EBITDA is generally defined as net income before net interest expense, income tax expense, depreciation and amortization. The above EBITDA metrics relate only to the direct lending investments in the investment portfolio. Weighted Average EBITDA is calculated based on each portfolio company’s EBITDA weighted by the amortized cost of each respective investment as of March 31, 2026. Median EBITDA represents the midpoint EBITDA of portfolio companies as of March 31, 2026. Amounts were derived from the most recently available portfolio company financial statements as of March 31, 2026, have not been independently verified by us, and may reflect a normalized or adjusted amount.
For the three months ended March 31, 2026, our total return based on NAV was 0.59%. For the year ended December 31, 2025, our total return based on NAV was 11.57%. See footnote 5 to the table included in Note 11 to our unaudited consolidated financial statements included herein for information regarding the calculation of our total return based on NAV.

Portfolio Composition by Industry Classification
The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of March 31, 2026 and December 31, 2025:

	March 31, 2026 (Unaudited)		December 31, 2025
Industry Classification	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Automobiles & Components	$8,772	0.3%	$8,367	0.3%
Banks	59,657	2.2%	62,483	2.4%
Capital Goods	383,840	14.3%	387,085	14.7%
Commercial & Professional Services	292,429	10.9%	291,011	11.1%
Consumer Durables & Apparel	11,074	0.4%	11,078	0.4%
Consumer Services	123,440	4.6%	122,173	4.7%
Consumer Staples Distribution & Retail	16,437	0.6%	15,981	0.6%
Equity Real Estate Investment Trusts (REITs)	17,253	0.7%	17,253	0.7%
Financial Services	344,349	12.9%	327,038	12.5%
Food, Beverage & Tobacco	32,643	1.2%	32,615	1.2%
Health Care Equipment & Services	248,991	9.3%	247,745	9.4%
Household & Personal Products	6,142	0.2%	6,237	0.2%
Insurance	177,927	6.7%	177,799	6.8%
Materials	63,940	2.4%	62,474	2.4%
Media & Entertainment	35,493	1.3%	50,557	1.9%
Pharmaceuticals, Biotechnology & Life Sciences	27,859	1.0%	25,530	1.0%
Real Estate Management & Development	123,396	4.6%	121,281	4.6%
Software & Services	556,373	20.8%	533,769	20.3%
Technology Hardware & Equipment	260	0.0%	264	0.0%
Telecommunication Services	28,539	1.1%	10,801	0.4%
Transportation	118,279	4.4%	112,139	4.3%
Utilities	1,232	0.1%	1,415	0.1%
Total	$2,678,325	100.0%	$2,625,095	100.0%
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

The following table shows the distribution of our investments on the 1 to 4 investment rating scale at fair value as of March 31, 2026 and December 31, 2025:

	March 31, 2026		December 31, 2025
Investment Rating	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
1	$2,611,037	98%	$2,586,384	99%
2	65,980	2%	38,663	1%
3	1,308	0%	48	0%
4	—	—	—	—
Total	$2,678,325	100%	$2,625,095	100%
The amount of the portfolio in each grading category may vary substantially from period to period resulting primarily from changes in the composition of the portfolio as a result of new investment, repayment and exit activities. In addition, changes in the grade of investments may be made to reflect our expectation of performance and changes in investment values.
Results of Operations
Comparison of the Three Months Ended March 31, 2026 and March 31, 2025
Revenues
Our investment income for the three months ended March 31, 2026 and 2025 was as follows:

	Three Months Ended March 31,
	2026		2025
	Amount	Percentage of Total Income	Amount	Percentage of Total Income
Interest income	$53,908	87.1%	$28,094	86.5%
Paid-in-kind interest income	1,451	2.3%	1,632	5.0%
Fee income	2,451	4.0%	1,779	5.5%
Dividend income	4,113	6.6%	967	3.0%
Total investment income(1)	$61,923	100.0%	$32,472	100.0%
___________
(1)Such revenues represent $60,241 and $30,408 of cash income earned as well as $1,682 and $2,064 in non-cash portions relating to accretion of discount and PIK interest for the three months ended March 31, 2026 and 2025, respectively. Cash flows related to such non-cash revenues may not occur for a number of reporting periods or years after such revenues are recognized.
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
The increase in interest, fee and dividend income for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 is primarily due to the increase in the size of our investment portfolio, partially offset by a decline in yields due to the lower interest rate environment.

Expenses
Our operating expenses for the three months ended March 31, 2026 and 2025 were as follows:

	Three Months Ended March 31,
	2026	2025
Management fees	$5,007	$2,808
Subordinated income incentive fees	4,876	3,195
Capital gains incentive fees	(2,947)	516
Interest expense	16,107	5,640
Administrative services expenses	686	592
Accounting and administrative fees	221	104
Audit expense	207	144
Other expenses	687	430
Total operating expenses	24,844	13,429
Management and incentive fee waivers	—	(6,003)
Net operating expenses	$24,844	$7,426
The following table reflects selected expense ratios as a percent of average net assets for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
Ratio of operating expenses to average net assets	1.53%	1.46%
Ratio of expense waivers to average net assets(1)	—%	(0.65)%
Ratio of net operating expenses to average net assets	1.53%	0.81%
Ratio of net incentive fees and interest expense to average net assets(1)	1.11%	0.67%
Ratio of net operating expenses, excluding certain expenses, to average net assets	0.42%	0.14%
__________
(1)Ratio data may be rounded in order to recompute the ending ratio of net operating expenses to average net assets or net operating expenses, excluding certain expenses, to average net assets.
We generally expect our general and administrative expenses to decrease as a percentage of our average net assets because of the anticipated growth in the size of our asset base.
The increase in expenses for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 is primarily due to the increase in the size of our investment portfolio, the acceleration of our operational activity during the three months ended March 31, 2026, the expiration of the waiver of the base management fee and the subordinated income incentive fee and the incurrence of borrowings under the K-FIT CO-1 Credit Facility, the K-FIT AB-1 Credit Facility and the Senior Secured Revolving Credit Facility, each as defined in Note 9 to our unaudited consolidated financial statements, which increased interest expense.
Incentive fees and interest expense, among other things, may increase or decrease our expense ratios relative to comparative periods depending on portfolio performance and changes in amounts outstanding under our financing arrangements and benchmark interest rates such as SOFR, among other factors.
Net Investment Income
Our net investment income totaled $37,079 ($0.68 per share) and $25,046 ($0.81 per share) for the three months ended March 31, 2026 and 2025, respectively. The increase in net investment income during the three months ended March 31, 2026 compared to the three months ended March 31, 2025 can primarily be attributed to the increase in interest, fee and dividend income discussed above.

Net Realized Gains or Losses
Our net realized gains (losses) on investments, foreign currency forward contracts and foreign currency for the three months ended March 31, 2026 and 2025 were as follows:

	Three Months Ended March 31,
	2026	2025
Net realized gain (loss) on investments(1)	$(1)	$(31)
Net realized gain (loss) on foreign currency forward contracts	(20)	—
Net realized gain (loss) on foreign currency	(238)	(45)
Total net realized gain (loss)	$(259)	$(76)
______________
(1)We sold investments and received principal repayments of $101,858 and $17,802, respectively, during the three months ended March 31, 2026 and $1,487 and $25,446, respectively, during the three months ended March 31, 2025.
Net Change in Unrealized Appreciation (Depreciation)
Our net change in unrealized appreciation (depreciation) on investments, foreign currency forward contracts and unrealized gain (loss) on foreign currency for the three months ended March 31, 2026 and 2025 were as follows:

	Three Months Ended March 31,
	2026	2025
Net change in unrealized appreciation (depreciation) on investments	$(31,147)	$5,993
Net change in unrealized appreciation (depreciation) on foreign currency forward contracts	(366)	(148)
Net change in unrealized gain (loss) on foreign currency	3,988	(1,637)
Total net change in unrealized appreciation (depreciation)	$(27,525)	$4,208
The net change in unrealized appreciation (depreciation) during the three months ended March 31, 2026 was driven primarily by a general widening of credit spreads. The net change in unrealized appreciation (depreciation) during the three months ended March 31, 2025 was driven primarily by appreciation on several specific assets in the portfolio.
Net Increase (Decrease) in Net Assets Resulting from Operations
For the three months ended March 31, 2026, the net increase in net assets resulting from operations was $9,295 ($0.17 per share) compared to a net increase in net assets resulting from operations of $29,178 ($0.94 per share) for the three months ended March 31, 2025.
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
As of March 31, 2026, we had $48,925 in cash and foreign currency, which we held in custodial accounts, $352,756 in borrowings available under our financing arrangements, subject to borrowing base and other limitations, and $165,500 of remaining uncalled capital commitments from investors in the Private Offering. As of March 31, 2026, we had unfunded debt investments with aggregate unfunded commitments of $570,751 and unfunded equity/other commitments of $15,522. We maintain sufficient cash on hand, available borrowings and liquid securities to fund such unfunded commitments should the need arise.
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
As of March 31, 2026, the aggregate amount outstanding of the senior securities issued by us was $1,117,244. As of March 31, 2026, our asset coverage ratio as calculated under the 1940 Act was 248%.
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
Financing Arrangements
The following table presents summary information with respect to our outstanding financing arrangements as of March 31, 2026:

	As of March 31, 2026 (Unaudited)
Arrangement	Type of Arrangement	Rate	Amount Outstanding		Amount Available	Maturity Date
Senior Secured Revolving Credit Facility(1)	Revolving Credit Facility	SOFR+2.125%(2)	$347,414	(3)	$222,586	July 19, 2028
K-FIT AB-1 Credit Facility(1)	Revolving Credit Facility	SOFR+1.85%(2)	435,080		64,920	October 16, 2030
K-FIT CO-1 Credit Facility(1)	Revolving Credit Facility	SOFR+1.85%(2)	334,750		65,250	March 4, 2030
Total			$1,117,244		$352,756
______________
(1)The carrying amount outstanding under the facility approximates its fair value.
(2)The benchmark rate is subject to a 0% floor.
(3)Amount includes borrowings in Euros and British pounds. Euro balance outstanding of €79,250 has been converted to U.S. dollars at an exchange rate of €1.00 to $1.15 as of March 31, 2026. British pound balance outstanding of £84,300 has been converted to U.S. dollars at an exchange rate of £1.00 to $1.32 as of March 31, 2026 to reflect total amount outstanding in U.S. dollars.
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
During certain periods, our distributions may exceed our earnings. As a result, it is possible that a portion of the distributions we make may represent a return of capital. A return of capital generally is a return of a shareholder’s investment rather than a return of earnings or gains derived from our investment activities. Each year a statement on Form 1099-DIV identifying the sources of the distributions will be mailed to our shareholders. No portion of the distributions paid during the three months ended March 31, 2026 or 2025 represented a return of capital.
We intend to make our regular distributions in the form of cash, out of assets legally available for distribution, except for those shareholders who have elected to receive their distributions in the form of additional Common Shares under our distribution reinvestment plan. Any distributions reinvested under the plan will nevertheless remain taxable to a shareholder.
The following tables reflect the cash distributions per share that we have declared on our Common Shares during the three months ended March 31, 2026 and 2025:

	For the Three Months Ended March 31, 2026
Date Declared	Distribution	Record Date	Payment Date	Distribution per Share
January 12, 2026	Regular	January 30, 2026	February 25, 2026	$0.225
February 6, 2026	Regular	February 27, 2026	March 27, 2026	0.225
March 3, 2026	Regular	March 31, 2026	April 28, 2026	0.225
Total				$0.675

	For the Three Months Ended March 31, 2025
Date Declared	Distribution	Record Date	Payment Date	Distribution per Share
January 10, 2025	Regular	January 31, 2025	February 26, 2025	$0.250
February 11, 2025	Regular	February 28, 2025	March 27, 2025	0.250
March 10, 2025	Regular	March 31, 2025	April 28, 2025	0.250
March 10, 2025	Special	March 31, 2025	April 28, 2025	0.100
Total				$0.850
See Note 5 to our unaudited consolidated financial statements included herein for additional information regarding our distributions.
Recent Developments
Distributions
On April 13, 2026, the Board declared a distribution of $0.225 per Common Share, payable on or about May 27, 2026 to shareholders of record as of the close of business on April 30, 2026. Additionally, on April 30, 2026, the Board declared a distribution of $0.225 per Common Share, payable on or about June 26, 2026 to shareholders of record as of the close of business on May 29, 2026. Shareholders may receive the distribution payments in cash or in Common Shares in accordance with their election under the Company’s distribution reinvestment plan.
Private Offering Closings
On April 1, 2026, we issued and sold 261,349 Common Shares in the Private Offering (with the final number of Common Shares issued being determined on April 21, 2026) pursuant to Subscription Agreements entered into with the participating investors for aggregate consideration of $7,644.

On May 1, 2026, we issued and sold Common Shares in the Private Offering pursuant to Subscription Agreements entered into with the participating investors for aggregate consideration of approximately $6,574. The final number of Common Shares issued as of May 1, 2026 in connection with the monthly closing will be determined at a later date in connection with the Company’s determination of its net asset value per Common Share as of April 30, 2026.
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
As of March 31, 2026, our investment portfolio, valued at fair value in accordance with our Board-approved valuation policy, represented 95.59% of our total assets, as compared to 95.42% of our total assets as of December 31, 2025.
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
Other Contractual Obligations
We have entered into the Advisory Agreement and Administration Agreement with the Adviser to provide us with investment advisory and administrative services. Payments for investment advisory services under the Advisory Agreement are equal to (a) an annual Base Management Fee based on the average monthly value of the Company’s net assets during the most recently completed calendar quarter, and (b) an Incentive Fee based on our performance. The Adviser is reimbursed for administrative expenses incurred on our behalf. See Note 4 to our unaudited consolidated financial statements included herein for a discussion of these agreements and for the amount of fees and expenses accrued under these agreements during the three months ended March 31, 2026.
If any of our contractual obligations are terminated, our costs may increase under any new agreements that we enter into as replacements. We would also likely incur expenses in locating alternative parties to provide the services we expect to receive under our Advisory Agreement and our Administration Agreement.
Off-Balance Sheet Arrangements
We may become a party to financial instruments with off-balance sheet risk in the normal course of our business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of March 31, 2026, we had off-balance sheet arrangements with Cliffwater Corporate Lending Fund, or Cliffwater, and CCLF Holdings (D13) LLC, or CCLF Sub, and together with Cliffwater, individually and collectively, the Financing Provider, under the Cliffwater Facility Agreement, as described below.
Warehousing Transaction
On May 9, 2024, and most recently amended on March 24, 2025, the Company entered into the Cliffwater Facility Agreement, with the Financing Provider, an unaffiliated third party, to acquire portfolio investments from time to time by purchasing all or a portion of certain investments owned and held by the Financing Provider at the Company’s or the Financing Provider’s request pursuant to the terms and provisions of the Cliffwater Facility Agreement, or the Warehousing Transaction. The Cliffwater Facility Agreement creates a forward obligation of the Financing Provider to sell, and a forward obligation of the Company or its designee to purchase, all or a portion of certain investments owned and held by the Financing Provider at the Company’s or the Financing Provider’s request pursuant to the terms and conditions of the Cliffwater Facility Agreement. Prior to the date on which (i) an insolvency proceeding is commenced by the Company or (ii) an insolvency proceeding is commenced against the Company and is not dismissed or stayed within 60 days, the Company’s obligation to purchase such investments is conditional upon satisfying certain conditions, including that the Company has called and received cash funding from subscriptions in an aggregate amount of at least $1.4 billion, such condition, the Capital Condition. The Company made customary representations and warranties in the Cliffwater Facility Agreement.
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
As of March 31, 2026, the conditions precedent to the Company’s obligation to purchase any additional investments from the Financing Provider had not been met. The Company does not hold any beneficial interest in the warehouse.
During the three months ended March 31, 2026, there were no investments purchased by the Company from the Financing Provider. As of March 31, 2026, no purchases from the Financing Provider are included in payable for investments purchased in the unaudited consolidated statement of assets and liabilities. For the period from April 1, 2026 through April 30, 2026, there were no investments purchased by the Company from the Financing Provider.
As of April 30, 2026, there were 18 loans with an aggregate commitment par value of $207,567, inclusive of $55,947 of unfunded commitments, that the Financing Provider purchased and was holding at the Company’s request pursuant to the Cliffwater Facility Agreement.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We are subject to financial market risks, including changes in interest rates. As of March 31, 2026, 83.9% of our portfolio investments (based on fair value) were debt investments paying variable interest rates, 8.7% were debt investments paying fixed interest rates, 4.8% were other income producing investments, 2.5% consisted of non-income producing investments and the remaining 0.1% consisted of investments on non-accrual status. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to any variable rate investments we hold and to declines in the value of any fixed rate investments we hold. However, many of our variable rate investments provide for an interest rate floor, which may prevent our interest income from increasing until benchmark interest rates increase beyond a threshold amount. To the extent that a substantial portion of our investments may be in variable rate investments, an increase in interest rates beyond this threshold would make it easier for us to meet or exceed the hurdle rate applicable to the subordinated incentive fee on income, and may result in a substantial increase in our net investment income and to the amount of Incentive Fees payable to the Adviser with respect to our increased pre-incentive fee net investment income. Changes in the general level of interest rates can affect our net interest income. Changes in interest rates can also affect, among other things, our ability to acquire leveraged loans, high yield bonds and other debt investments and the value of our investment portfolio.
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
The following table shows the effect over a twelve-month period of changes in interest rates on our interest income, interest expense and net interest income assuming no changes in the composition of our investment portfolio, including the accrual status of our investments, and our financing arrangements in effect as of March 31, 2026 (dollar amounts are presented in thousands):

Basis Point Change in Interest Rates	Increase (Decrease) in Interest Income(1)	Increase (Decrease) in Interest Expense(2)	Increase (Decrease) in Net Interest Income(1)	Percentage Change in Net Interest Income
Down 250 basis points	$(53,755)	$(27,950)	$(25,805)	(12.8)%
Down 200 basis points	(43,163)	(22,360)	(20,803)	(10.4)%
Down 150 basis points	(32,468)	(16,770)	(15,698)	(7.8)%
Down 100 basis points	(21,650)	(11,180)	(10,470)	(5.2)%
Down 50 basis points	(10,825)	(5,590)	(5,235)	(2.6)%
Up 50 basis points	10,825	5,590	5,235	2.6%
Up 100 basis points	21,650	11,180	10,470	5.2%
Up 150 basis points	32,475	16,770	15,705	7.8%
Up 200 basis points	43,300	22,360	20,940	10.4%
Up 250 basis points	54,125	27,950	26,175	13.0%

_______________
(1)Assumes no defaults or prepayments by portfolio companies over the next twelve months.
(2)Assumes current debt outstanding as of March 31, 2026, and no changes over the next twelve months.
We expect that our long-term investments will be financed primarily with equity and debt. If deemed prudent, we may use interest rate risk management techniques in an effort to minimize our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations. During the three months ended March 31, 2026, we did not engage in interest rate hedging activities.
Foreign Currency Risk
From time to time, we may make investments that are denominated in a foreign currency that are subject to the effects of exchange rate movements between the foreign currency of each such investment and the U.S. dollar, which may affect future fair values and cash flows, as well as amounts translated into U.S. dollars for inclusion in our consolidated financial statements.
The table below presents the effect that a 10% immediate, unfavorable change in the foreign currency exchange rates (i.e. strengthening of the U.S. dollar) would have on the fair value of our investments denominated in foreign currencies as of March 31, 2026, by foreign currency, all other valuation assumptions remaining constant. In addition, the table below presents the par value of our investments denominated in foreign currencies and the notional amount of foreign currency forward contracts in local currency in place as of March 31, 2026 to hedge against foreign currency risks. Dollar amounts are presented in thousands.

	Investments Denominated in Foreign Currencies As of March 31, 2026					Economic Hedging As of March 31, 2026
	Cost in Local Currency		Cost in US$	Fair Value	Reduction in Fair Value as of March 31, 2026 if 10% Adverse Change in Exchange Rate(1)	Net Foreign Currency Hedge Amount in Local Currency		Net Foreign Currency Hedge Amount in US$
British Pounds		£85,741	$113,045	$120,790	$12,079		£4,132	$5,447
Euros		€70,754	81,484	81,123	8,112		€2,843	3,273
Norwegian Krone	NOK	182,206	18,692	19,425	1,943	NOK	182,206	18,692
Total			$213,221	$221,338	$22,134			$27,412
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
As of March 31, 2026, the net contractual amount of our foreign currency forward contracts totaled $29,358, all of which related to hedging of our foreign currency denominated debt investments. As of March 31, 2026, we had outstanding borrowings denominated in foreign currencies of €79,250 and £84,300 under our Senior Secured Revolving Credit Facility.
Item 4.    Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2026.
Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that we would meet our disclosure obligations.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the three-month period ended March 31, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A.    Risk Factors.
Investors should carefully consider the risks referenced below and all other information contained in this Quarterly Report on Form 10-Q, including our interim financial statements and the related notes thereto, before making a decision to purchase our securities. Any such risks and uncertainties are not the only ones facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may have a material adverse effect on our business, financial condition and/or operating results, as well as the market price of our securities.
There have been no material changes during the three months ended March 31, 2026 to the risk factors previously disclosed in our Annual Report on Form 10‑K for the year ended December 31, 2025 (filed with the SEC on March 12, 2026) which could materially affect our business, financial condition or operating results.
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
Except as previously reported in our current reports on Form 8-K, we did not sell any equity securities during the three months ended March 31, 2026 that were not registered under the Securities Act.
Issuer Purchases of Equity Securities
Discretionary Share Repurchase Program
Beginning with the quarter ended September 30, 2024, we commenced a discretionary share repurchase program in which we intend, subject to market conditions and the discretion of our Board of Trustees, to offer to repurchase, in each quarter, up to 5% of our Common Shares outstanding (either by number of shares or aggregate NAV) as of the close of the previous calendar quarter. The Board may amend or suspend the share repurchase program if in its reasonable judgment it deems such action to be in our best interest and the best interest of our shareholders. As a result, share repurchases may not be available each quarter, such as when a repurchase offer would place an undue burden on our liquidity, adversely affect our operations or risk having an adverse impact on the Company that would outweigh the benefit of the repurchase offer. We intend to conduct such repurchase offers in accordance with the requirements of Rule 13e-4 promulgated under the Exchange Act and the 1940 Act.
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
The Common Shares may be sold to certain feeder vehicles primarily created to hold the Common Shares that in turn offer interests in such feeder vehicles to non-U.S. persons. For such feeder vehicles and similar arrangements in certain markets, the Company may not apply, in its sole discretion, the Early Repurchase Deduction to the feeder vehicles or underlying investors, often because of administrative or systems limitations. In addition, the Company may, in its sole discretion from time to time, waive the Early Repurchase Deduction in respect of any repurchase request arising from, or in connection with, the following circumstances (subject to the conditions described below, as applicable): arising from the death, qualifying disability or divorce of the shareholder; in the event that a shareholder’s Common Shares are repurchased because the shareholder has failed to maintain the $500 minimum account balance; due to trade or operational error; submitted in connection with discretionary transfer programs (and similar arrangements) as approved by the Company; and/or submitted in connection with or by discretionary model portfolio management programs (and similar arrangements) as approved by the Company. Shareholders should be aware that their financial intermediary’s operational systems may not support participation in a Company-approved discretionary transfer program or may impose additional or different requirements in connection with such requests.
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

The following table sets forth information regarding repurchases of shares of our Common Shares effectuated under our discretionary share repurchase program during the three months ended March 31, 2026:

Repurchase Date	Offer Date	Tender Offer Expiration	Purchase Price per Share	Common Shares Repurchased(1)	Aggregate Dollar Amount of Common Shares Accepted for Repurchase(1) (in thousands)
January 2, 2026	December 1, 2025	December 29, 2025	$29.75	781,888	$23,252
________________
(1)Certain of the amounts herein have been rounded for convenience of presentation.
On March 2, 2026, we commenced a tender offer, or the March 2026 Tender Offer, pursuant to which we offered to repurchase up to 2,591,874 Common Shares tendered prior to 11:59 p.m., E.T. on March 30, 2026, or the March 2026 Tender Offer Expiration Date. The Company repurchased 2,591,829 Common Shares that were validly tendered by shareholders. Due to the oversubscription of the March 2026 Tender Offer, based on the final count by SS&C GIDS, Inc., the Company’s transfer agent, the Company accepted for purchase on a pro rata basis approximately 80% of the Common Shares properly tendered and not properly withdrawn.
See Note 3 to our unaudited consolidated financial statements included herein for more information regarding our discretionary share repurchase program.
Item 3.    Defaults upon Senior Securities.
Not applicable.
Item 4.    Mine Safety Disclosures.
Not applicable.
Item  5.    Other Information.
Rule 10b5-1 Trading Plans
During the fiscal quarter ended March 31, 2026, none of our trustees or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

10.1
Third Amendment to Loan, Security and Servicing Agreement, dated as of March 3, 2026, by and between K-FIT Finance CO-1 LLC and Capital One, National Association (Previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K filed on March 12, 2026 and incorporated herein by reference)

10.2
Second Amendment to Senior Secured Revolving Credit Agreement, dated as of March 17, 2026, by and among KKR FS Income Trust, the subsidiary guarantors party thereto, the lenders and issuing banks party thereto, and Sumitomo Mitsui Banking Corporation, as administrative agent and collateral agent (Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on March 19, 2026 and incorporated herein by reference)

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended

32.1**
Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized on May 13, 2026.

KKR FS Income Trust

By:	/s/ Michael C. Forman
Michael C. Forman Chief Executive Officer (Principal Executive Officer)

By:	/s/ Steven Lilly
Steven Lilly Chief Financial Officer (Principal Financial Officer)

By:	/s/ William Goebel
William Goebel Chief Accounting Officer