Form 10-Q
period 2026-06-30
KKR FS Income Trust
filed 2026-08-12
CIK 1930679

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________________
FORM 10-Q
_________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2026

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
The number of shares of the registrant’s common shares of beneficial interest, par value $0.01 per share, outstanding as of July 31, 2026 was 56,669,251 of Class I shares.

PART I—FINANCIAL INFORMATION
Item 1.    Financial Statements.
KKR FS Income Trust
Consolidated Statements of Assets and Liabilities
(dollar amounts in thousands, except per share amounts, unless otherwise noted)

	June 30, 2026 (Unaudited)	December 31, 2025
Assets
Investments, at fair value
Non-controlled/unaffiliated investments (amortized cost—$2,542,416 and $2,540,429, respectively)	$2,531,125	$2,567,525
Non-controlled/affiliated investments (amortized cost—$23,096 and $13,502, respectively)	24,019	14,032
Controlled/affiliated investments (amortized cost—$93,669 and $42,993, respectively)	94,020	43,538
Total investments, at fair value (amortized cost—$2,659,181 and $2,596,924, respectively)	2,649,164	2,625,095
Cash and cash equivalents	39,779	98,224
Foreign currency (amortized cost—$1,309 and $1,028, respectively)	1,303	1,028
Receivable for investments sold and repaid	9,379	1,969
Income receivable	16,447	12,582
Unrealized appreciation on foreign currency forward contracts	24	321
Deferred financing costs	12,216	9,808
Prepaid expenses and other assets	2,721	2,062
Total assets	$2,731,033	$2,751,089

Liabilities
Payable for investments purchased	$11,734	$41,845
Debt	1,018,489	1,134,208
Unrealized depreciation on foreign currency forward contracts	190	208
Shareholders’ distributions payable	12,887	11,663
Management fees payable	5,030	4,630
Subordinated income incentive fees payable	5,020	4,370
Accrued capital gains incentive fee	—	2,947
Administrative services expense payable	863	378
Accrued accounting and administrative fees	477	252
Interest payable	8,751	7,452
Other accrued expenses and liabilities	2,067	975
Total liabilities	1,065,508	1,208,928
Commitments and contingencies (Note 10)

Shareholders’ equity
Common Shares, $0.01 par value, unlimited shares authorized, 57,284,588 and 51,837,481 Class I shares issued and outstanding, respectively	573	518
Capital in excess of par value	1,683,448	1,522,370
Retained earnings (accumulated deficit)	(18,496)	19,273
Total shareholders’ equity	1,665,525	1,542,161
Total liabilities and shareholders’ equity	$2,731,033	$2,751,089
Net asset value per share of common shares at period end	$29.07	$29.75
See notes to unaudited consolidated financial statements.

KKR FS Income Trust
Unaudited Consolidated Statements of Operations
(dollar amounts in thousands, except per share amounts, unless otherwise noted)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Investment income
From non-controlled/unaffiliated investments:
Interest income	$55,182	$36,098	$108,274	$63,840
Paid-in-kind interest income	1,909	812	3,254	2,351
Fee income	1,997	1,213	4,447	2,969
Dividend and other income	2,650	495	6,422	1,118
From non-controlled/affiliated investments:
Interest income	335	—	508	—
Paid-in-kind interest income	97	111	203	204
Fee income	43	—	43	—
Dividend and other income	43	320	92	320
From controlled/affiliated investments:
Interest income	919	383	1,562	735
Paid-in-kind interest income	27	—	27	—
Fee income	16	—	17	23
Dividend and other income	1,171	95	1,463	439
Total investment income	64,389	39,527	126,312	71,999

Operating expenses
Management fees	5,030	3,347	10,037	6,155
Subordinated income incentive fees	5,020	3,680	9,896	6,875
Capital gains incentive fees	—	(18)	(2,947)	498
Interest expense	16,915	8,115	33,022	13,755
Administrative services expense	1,012	546	1,698	1,138
Accounting and administrative fees	236	154	457	258
Organizational and offering costs	—	440	—	440
Audit expense	201	186	408	330
Other general and administrative expenses	838	646	1,525	1,076
Total operating expenses	29,252	17,096	54,096	30,525
Management and incentive fee waivers	—	(7,027)	—	(13,030)
Net expenses	29,252	10,069	54,096	17,495
Net investment income	35,137	29,458	72,216	54,504

Realized and unrealized gain/loss
Net realized gain (loss) on investments:
Non-controlled/unaffiliated investments	(777)	(223)	(778)	(254)
Net realized gain (loss) on foreign currency forward contracts	—	(88)	(20)	(88)
Net realized gain (loss) on foreign currency	(653)	(41)	(891)	(86)
Net change in unrealized appreciation (depreciation) on investments:
Non-controlled/unaffiliated investments	(6,998)	5,204	(38,387)	11,046
Non-controlled/affiliated investments	192	(453)	393	(326)
Controlled/affiliated investments	(235)	114	(194)	138
Net change in unrealized appreciation (depreciation) on foreign currency forward contracts	87	(356)	(279)	(504)
Net change in unrealized gain (loss) on foreign currency	586	(4,305)	4,574	(5,942)
Total net realized and unrealized gain (loss)	(7,798)	(148)	(35,582)	3,984
Net increase (decrease) in net assets resulting from operations	$27,339	$29,310	$36,634	$58,488

Per share information—basic and diluted
Net increase (decrease) in net assets resulting from operations (Earnings (Losses) per Share)	$0.49	$0.79	$0.67	$1.72
Weighted average shares outstanding	55,276,587	36,969,324	55,078,603	34,043,068
See notes to unaudited consolidated financial statements.

KKR FS Income Trust
Unaudited Consolidated Statements of Changes in Net Assets
(dollar amounts in thousands unless otherwise noted)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operations
Net investment income (loss)	$35,137	$29,458	$72,216	$54,504
Net realized gain (loss) on investments, foreign currency forward contracts and foreign currency	(1,430)	(352)	(1,689)	(428)
Net change in unrealized appreciation (depreciation) on investments and foreign currency forward contracts	(6,954)	4,509	(38,467)	10,354
Net change in unrealized gain (loss) on foreign currency	586	(4,305)	4,574	(5,942)
Net increase (decrease) in net assets resulting from operations	27,339	29,310	36,634	58,488

Shareholder distributions
Distributions to common shareholders	(37,316)	(27,745)	(74,403)	(54,468)
Net decrease in net assets resulting from shareholder distributions	(37,316)	(27,745)	(74,403)	(54,468)

Capital transactions
Issuance of common shares	94,945	145,281	245,471	294,997
Reinvestment of shareholder distributions	6,616	5,761	14,253	10,031
Repurchases of common shares	(75,339)	(547)	(98,591)	(547)
Net increase (decrease) in net assets resulting from capital share transactions	26,222	150,495	161,133	304,481
Total increase (decrease) in net assets	16,245	152,060	123,364	308,501
Net assets at beginning of period	1,649,280	985,683	1,542,161	829,242
Net assets at end of period	$1,665,525	$1,137,743	$1,665,525	$1,137,743
See notes to unaudited consolidated financial statements.

KKR FS Income Trust
Unaudited Consolidated Statements of Cash Flows
(dollar amounts in thousands unless otherwise noted)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$36,634	$58,488
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of investments	(502,796)	(680,789)
Paid-in-kind interest	(3,484)	(2,555)
Proceeds from sales and repayments of investments	407,853	150,840
Net realized (gain) loss on investments	778	254
Net change in unrealized (appreciation) depreciation on investments	38,188	(10,858)
Net change in unrealized (appreciation) depreciation on foreign currency forward contracts	279	504
Net change in unrealized (gain) loss on foreign currency	(4,574)	5,942
Accretion of discount	(2,471)	(1,987)
Amortization of deferred financing costs	1,404	755
(Increase) decrease in receivable for investments sold and repaid	—	(5,693)
(Increase) decrease in income receivable	(3,523)	(3,314)
(Increase) decrease in prepaid expenses and other assets	(659)	(5,995)
Increase (decrease) in payable for investments purchased	—	1,145
Increase (decrease) in organizational and offering costs payable	—	337
Increase (decrease) in management fees payable	400	—
Increase (decrease) in subordinated income incentive fees payable	650	—
Increase (decrease) in accrued capital gains incentive fee	(2,947)	498
Increase (decrease) in administrative services expense payable	485	507
Increase (decrease) in accrued accounting and administrative fees	225	65
Increase (decrease) in interest payable	1,299	2,201
Increase (decrease) in other accrued expenses and liabilities	1,092	349
Net cash provided by (used in) operating activities	(31,167)	(489,306)
Cash flows from financing activities
Issuance of common shares	245,471	294,997
Repurchases of common shares	(98,591)	(547)
Distributions to common shareholders	(58,926)	(44,678)
Borrowings under financing arrangements	348,675	486,859
Repayments under financing arrangements	(459,790)	(214,620)
Deferred financing costs paid	(3,812)	(2,762)
Net cash provided by (used in) financing activities	(26,973)	519,249
Effect of exchange rate changes on cash	(30)	48
Total increase (decrease) in cash	(58,170)	29,991
Cash, cash equivalents and foreign currency at beginning of period	99,252	19,693
Cash, cash equivalents and foreign currency at end of period	$41,082	$49,684
Supplemental information
Reinvestment of shareholder distributions	$14,253	$10,031
Federal income taxes paid during the period	—	$7
Interest paid during the period	$30,319	$10,799
See notes to unaudited consolidated financial statements.

KKR FS Income Trust
Unaudited Consolidated Schedule of Investments
As of June 30, 2026
(dollar amounts in thousands, except per share amounts, unless otherwise noted)

Portfolio Company(a)	Footnotes	Industry	Rate(b)					Floor(b)	Maturity	Principal Amount(c)/Shares	Amortized Cost	Fair Value(d)
Senior Secured Loans—First Lien—119.2%
Advanced Dermatology & Cosmetic Surgery	(f)	Health Care Equipment & Services	SF	+	6.5%			1.0%	05/27	$812	$812	$751
Affordable Care Inc	(f)	Health Care Equipment & Services	SF	+	6.3%	(0.0% PIK	/ 3.1% PIK)	0.8%	06/31	232	232	232
Affordable Care Inc	(f)	Health Care Equipment & Services	SF	+	5.5%			0.7%	06/31	89	85	89
AGS Health LLC	(f)	Software & Services	SF	+	4.3%			0.5%	08/32	4,873	4,863	4,748
AGS Health LLC	(i)	Software & Services	SF	+	4.5%			0.5%	08/32	596	596	580
AGS Health LLC	(i)	Software & Services	SF	+	4.5%			0.5%	08/32	1,679	1,679	1,635
A-Lign Assurance LLC	(f)	Software & Services	SF	+	4.5%	(0.0% PIK	/ 3.0% PIK)	0.8%	08/32	11,176	11,074	10,776
A-Lign Assurance LLC	(i)	Software & Services	SF	+	4.5%	(0.0% PIK	/ 3.0% PIK)	0.8%	08/32	3,303	3,287	3,185
A-Lign Assurance LLC	(i)	Software & Services	SF	+	4.5%			0.8%	08/32	1,586	1,570	1,529
Apex Service Partners LLC	(f)	Commercial & Professional Services	SF	+	5.0%			1.0%	10/29	1,722	1,693	1,722
Apex Service Partners LLC	(f)	Commercial & Professional Services	SF	+	5.0%			1.0%	10/30	2,544	2,531	2,544
Apex Service Partners LLC	(f)(g)(h)	Commercial & Professional Services	SF	+	5.0%			1.0%	10/30	54,477	53,936	54,477
Apex Service Partners LLC	(i)	Commercial & Professional Services	SF	+	5.0%			1.0%	10/29	2,029	2,029	2,029
Arcfield Acquisition Corp	(g)	Capital Goods	SF	+	5.0%			0.5%	10/31	15,959	15,959	15,959
Arcfield Acquisition Corp	(i)	Capital Goods	SF	+	5.0%			0.5%	10/31	2,780	2,780	2,780
Atwell LLC	(f)(h)	Capital Goods	SF	+	5.0%			0.8%	04/33	6,495	6,465	6,469
Atwell LLC	(i)	Capital Goods	SF	+	5.0%			0.8%	04/33	792	792	789
AVE Holdings I Corp (fka Amerivet Partners Management Inc)	(f)	Health Care Equipment & Services	SF	+	5.5%			0.8%	02/28	3,249	3,249	2,908
Avetta LLC	(h)	Software & Services	SF	+	4.2%	(0.0% PIK	/ 2.6% PIK)	0.5%	07/31	6,557	6,506	6,532
Avetta LLC	(i)	Software & Services	SF	+	4.2%			0.5%	07/30	780	780	776
Avetta LLC	(i)	Software & Services	SF	+	4.3%			0.5%	07/30	367	367	365
Avetta LLC	(i)	Software & Services	SF	+	4.2%	(0.0% PIK	/ 2.6% PIK)	0.5%	07/31	1,605	1,605	1,599
BCA Marketplace Ltd	(f)(k)	Commercial & Professional Services	SA	+	6.3%	(0.0% PIK	/ 2.5% PIK)	0.0%	03/31	£9,211	11,750	12,212
BCA Marketplace Ltd	(f)(k)	Commercial & Professional Services	E	+	6.3%	(0.0% PIK	/ 2.5% PIK)	0.0%	04/31	€3,808	4,073	4,347
BDO USA PA	(g)	Commercial & Professional Services	SF	+	5.0%			2.0%	08/28	$16,586	16,437	16,536
BDO USA PA	(f)	Commercial & Professional Services	SF	+	4.5%			2.0%	08/28	976	968	973
BGB Group LLC	(f)(g)(h)	Media & Entertainment	SF	+	5.3%			1.0%	02/30	26,670	26,670	26,830
BGB Group LLC	(i)	Media & Entertainment	SF	+	5.3%			1.0%	02/30	1,748	1,748	1,759
BGB Group LLC	(i)	Media & Entertainment	SF	+	5.3%			1.0%	02/30	3,278	3,278	3,278
Bonterra LLC	(f)(g)(h)	Software & Services	SF	+	5.0%			0.8%	03/32	35,661	35,492	34,844
Bonterra LLC	(f)	Software & Services	SF	+	5.0%			0.8%	03/32	779	775	761
Bonterra LLC	(f)	Software & Services	SF	+	5.0%			0.8%	03/32	612	606	598
Bonterra LLC	(f)	Software & Services	SF	+	4.8%			0.8%	03/32	3,884	3,882	3,795
Bonterra LLC	(i)	Software & Services	SF	+	5.0%			0.8%	03/32	3,115	3,115	3,044
Bonterra LLC	(i)	Software & Services	SF	+	5.0%			0.8%	03/32	590	590	576
See notes to unaudited consolidated financial statements.

KKR FS Income Trust
Unaudited Consolidated Schedule of Investments (continued)
As of June 30, 2026
(dollar amounts in thousands, except per share amounts, unless otherwise noted)

Portfolio Company(a)	Footnotes	Industry	Rate(b)					Floor(b)	Maturity	Principal Amount(c)/Shares	Amortized Cost	Fair Value(d)
Cadence Education LLC	(h)	Consumer Services	SF	+	5.0%			0.8%	05/31	$9,044	$9,009	$8,999
Cadence Education LLC	(f)	Consumer Services	SF	+	5.0%			0.8%	05/31	2,381	2,378	2,369
Cadence Education LLC	(f)	Consumer Services	SF	+	5.0%			0.8%	05/31	848	848	844
Cadence Education LLC	(i)	Consumer Services	SF	+	5.0%			0.8%	05/30	1,414	1,412	1,407
Cadence Education LLC	(i)	Consumer Services	SF	+	5.0%			0.8%	05/31	3,222	3,222	3,206
Cambrex Corp	(f)	Pharmaceuticals, Biotechnology & Life Sciences	SF	+	4.8%	(0.0% PIK	/ 2.8% PIK)	0.8%	03/32	14,362	14,301	14,486
Cambrex Corp	(f)	Pharmaceuticals, Biotechnology & Life Sciences	SF	+	4.8%			0.8%	03/32	540	540	540
Cambrex Corp	(f)	Pharmaceuticals, Biotechnology & Life Sciences	SF	+	4.8%			0.8%	03/32	2,149	2,149	2,167
Cambrex Corp	(i)	Pharmaceuticals, Biotechnology & Life Sciences	SF	+	4.8%			0.8%	03/32	1,350	1,350	1,350
Carrier Fire Protection	(f)	Commercial & Professional Services	SF	+	4.5%			0.5%	07/30	992	985	992
Carrier Fire Protection	(f)(h)	Commercial & Professional Services	SF	+	4.5%			0.5%	07/31	8,090	8,023	8,090
Carrier Fire Protection	(f)	Commercial & Professional Services	E	+	4.5%			0.5%	07/31	€1,905	2,062	2,175
Carrier Fire Protection	(f)	Commercial & Professional Services	E	+	4.5%			0.5%	07/30	218	242	249
Carrier Fire Protection	(i)	Commercial & Professional Services	SF	+	4.5%			0.5%	07/30	$800	800	800
Carrier Fire Protection	(i)	Commercial & Professional Services	SF	+	4.5%			0.5%	07/31	1,656	1,656	1,656
Carrier Fire Protection	(i)	Commercial & Professional Services	E	+	4.5%			0.5%	07/30	€40	37	37
Circana Group (f.k.a. NPD Group)	(h)	Consumer Services	SF	+	4.3%			0.8%	12/29	$9,812	9,812	9,812
Circana Group (f.k.a. NPD Group)	(i)	Consumer Services	SF	+	4.3%			0.8%	12/28	718	718	718
Clarience Technologies LLC	(f)(g)(h)	Capital Goods	SF	+	4.8%	(0.0% PIK	/ 3.1% PIK)	0.8%	02/32	37,122	37,116	36,973
Clarience Technologies LLC	(f)	Capital Goods	SF	+	4.8%			0.8%	02/32	833	834	829
Clarience Technologies LLC	(i)	Capital Goods	SF	+	4.8%			0.8%	02/31	3,995	4,000	3,979
Clarience Technologies LLC	(i)	Capital Goods	SF	+	4.8%	(0.0% PIK	/ 3.1% PIK)	0.8%	02/32	8,852	8,848	8,816
CLEAResult Consulting Inc	(g)	Commercial & Professional Services	SF	+	4.8%	(0.0% PIK	/ 2.5% PIK)	0.8%	08/31	12,306	12,208	12,306
CLEAResult Consulting Inc	(f)	Commercial & Professional Services	SF	+	4.8%	(0.0% PIK	/ 2.4% PIK)	0.8%	08/31	1,369	1,353	1,369
CLEAResult Consulting Inc	(i)	Commercial & Professional Services	SF	+	4.8%	(0.0% PIK	/ 2.4% PIK)	0.8%	08/31	1,751	1,751	1,751
CLEAResult Consulting Inc	(i)	Commercial & Professional Services	SF	+	4.8%			0.8%	08/31	2,082	2,067	2,082
Clearwater Analytics LLC	(f)	Software & Services	SF	+	4.5%	(0.0% PIK	/ 2.5% PIK)	0.5%	06/33	15,255	15,179	15,179
Clearwater Analytics LLC	(i)	Software & Services	SF	+	4.5%	(0.0% PIK	/ 2.5% PIK)	0.5%	06/33	2,825	2,818	2,811
Clearwater Analytics LLC	(i)	Software & Services	SF	+	4.5%			0.5%	06/33	1,836	1,836	1,836
ClubCorp Club Operations Inc	(h)	Consumer Services	SF	+	5.3%	(0.0% PIK	/ 3.1% PIK)	0.8%	06/32	13,639	13,572	13,571
ClubCorp Club Operations Inc	(i)	Consumer Services	SF	+	5.3%	(0.0% PIK	/ 3.1% PIK)	0.8%	06/32	925	925	920
ClubCorp Club Operations Inc	(i)	Consumer Services	SF	+	5.3%			0.8%	06/32	1,387	1,387	1,387
Com Laude Group Ltd	(g)(h)(k)	Software & Services	SF	+	5.0%			0.8%	12/32	21,742	21,637	21,161
Com Laude Group Ltd	(i)(k)	Software & Services	SF	+	5.0%			0.8%	12/32	4,284	4,263	4,170
Com Laude Group Ltd	(i)(k)	Software & Services	SF	+	5.0%			0.8%	12/32	1,714	1,714	1,668
See notes to unaudited consolidated financial statements.

KKR FS Income Trust
Unaudited Consolidated Schedule of Investments (continued)
As of June 30, 2026
(dollar amounts in thousands, except per share amounts, unless otherwise noted)

Portfolio Company(a)	Footnotes	Industry	Rate(b)					Floor(b)	Maturity	Principal Amount(c)/Shares	Amortized Cost	Fair Value(d)
Community Brands Inc	(f)(g)	Software & Services	SF	+	5.3%			0.8%	07/31	$11,813	$11,768	$11,233
Community Brands Inc	(i)	Software & Services	SF	+	5.3%			0.8%	07/31	845	845	804
Conservice LLC	(f)	Software & Services	SF	+	4.5%			0.8%	02/33	17,231	17,190	16,843
Conservice LLC	(i)	Software & Services	SF	+	4.5%			0.8%	02/33	2,347	2,347	2,294
CSafe Global	(f)(g)(h)	Transportation	SF	+	5.8%			0.8%	12/28	23,256	23,251	23,256
CSafe Global	(f)	Transportation	SA	+	5.8%			0.8%	12/28	£3,800	4,798	5,038
CSafe Global	(f)	Transportation	SF	+	5.8%			0.8%	03/29	$881	883	881
CSafe Global	(i)	Transportation	SF	+	5.8%			0.8%	03/29	1,268	1,268	1,268
Dental365 LLC	(f)(g)	Health Care Equipment & Services	SF	+	5.0%			0.8%	08/28	15,738	15,738	15,738
Dental365 LLC	(h)	Health Care Equipment & Services	SF	+	5.0%			0.8%	08/28	5,935	5,935	5,935
Dental365 LLC	(i)	Health Care Equipment & Services	SF	+	5.0%			0.8%	05/28	2,216	2,216	2,216
Dental365 LLC	(i)	Health Care Equipment & Services	SF	+	5.0%			0.8%	08/28	1,531	1,531	1,531
DOXA Insurance Holdings LLC	(f)	Insurance	SF	+	4.8%			0.8%	12/29	349	349	341
DOXA Insurance Holdings LLC	(f)(h)	Insurance	SF	+	4.8%			0.8%	12/30	10,969	10,929	10,719
DOXA Insurance Holdings LLC	(f)	Insurance	SF	+	4.9%			0.8%	12/30	519	519	516
DOXA Insurance Holdings LLC	(i)	Insurance	SF	+	4.8%			0.8%	12/29	883	883	863
DOXA Insurance Holdings LLC	(i)	Insurance	SF	+	5.3%			0.8%	12/30	9,055	9,055	9,012
DOXA Insurance Holdings LLC	(i)	Insurance	SF	+	5.0%			0.8%	12/30	317	317	315
DuBois Chemicals Inc	(f)(g)	Materials	SF	+	5.0%			0.8%	06/31	14,303	14,254	14,056
DuBois Chemicals Inc	(i)	Materials	SF	+	5.0%			0.8%	06/31	2,138	2,138	2,101
Eagle Railcar Services Roscoe Inc	(h)	Transportation	SF	+	4.5%			0.5%	06/32	9,565	9,545	9,489
Eagle Railcar Services Roscoe Inc	(i)	Transportation	SF	+	4.5%			0.5%	06/32	1,807	1,807	1,793
Eagle Railcar Services Roscoe Inc	(i)	Transportation	SF	+	4.5%			0.5%	06/32	2,008	2,008	1,992
Excelitas Technologies Corp	(f)	Technology Hardware & Equipment	SF	+	5.3%			0.8%	08/29	213	215	212
Flexera Software LLC	(g)(h)	Software & Services	SF	+	4.8%	(0.0% PIK	/ 2.5% PIK)	0.5%	08/32	37,266	37,245	35,935
Flexera Software LLC	(f)	Software & Services	E	+	4.8%	(0.0% PIK	/ 2.5% PIK)	0.5%	08/32	€11,246	13,135	12,381
Flexera Software LLC	(i)	Software & Services	SF	+	4.8%			0.5%	08/32	$3,023	3,024	2,915
Follett Software Co	(h)	Software & Services	SF	+	4.5%			0.5%	08/31	9,835	9,835	9,701
Follett Software Co	(i)	Software & Services	SF	+	4.5%			0.5%	08/30	925	925	913
Foundation Risk Partners Corp	(f)	Insurance	SF	+	4.8%			0.8%	10/30	4,937	4,925	4,937
Frontline Road Safety LLC	(f)(g)	Capital Goods	SF	+	5.0%	(2.3% PIK	/ 2.3% PIK)	0.0%	03/32	41,190	41,043	40,032
Frontline Road Safety LLC	(f)	Capital Goods	SF	+	7.0%	(2.3% PIK	/ 2.3% PIK)	0.0%	03/32	667	667	648
Frontline Road Safety LLC	(i)	Capital Goods	SF	+	4.8%			0.0%	03/32	4,151	4,151	4,034
Frontline Road Safety LLC	(i)	Capital Goods	SF	+	7.0%	(2.3% PIK	/ 2.3% PIK)	0.0%	03/32	6	6	6
Galway Partners Holdings LLC	(f)	Insurance	SF	+	4.5%			0.8%	09/28	291	291	291
Galway Partners Holdings LLC	(h)	Insurance	SF	+	4.5%			0.8%	09/28	7,957	7,957	7,957
Galway Partners Holdings LLC	(i)	Insurance	SF	+	4.5%			0.8%	09/28	626	626	626
See notes to unaudited consolidated financial statements.

KKR FS Income Trust
Unaudited Consolidated Schedule of Investments (continued)
As of June 30, 2026
(dollar amounts in thousands, except per share amounts, unless otherwise noted)

Portfolio Company(a)	Footnotes	Industry	Rate(b)					Floor(b)	Maturity	Principal Amount(c)/Shares	Amortized Cost	Fair Value(d)
GE Vernova Electrification Software LLC	(f)(h)	Software & Services	SF	+	4.8%			0.8%	03/33	$17,220	$17,136	$16,755
GE Vernova Electrification Software LLC	(i)	Software & Services	SF	+	4.8%			0.8%	03/33	3,055	3,055	2,973
Gigamon Inc	(f)	Software & Services	SF	+	5.8%			0.8%	03/29	812	812	767
Granicus Inc	(f)	Software & Services	SF	+	5.5%	(2.0% PIK	/ 2.0% PIK)	0.8%	01/31	332	331	330
Granicus Inc	(f)	Software & Services	SF	+	5.3%			0.8%	01/31	4	4	4
Granicus Inc	(f)	Software & Services	SF	+	5.3%	(2.3% PIK	/ 2.3% PIK)	0.8%	01/31	4,286	4,286	4,259
Granicus Inc	(i)	Software & Services	SF	+	5.3%			0.8%	01/31	42	42	42
Granicus Inc	(i)	Software & Services	SF	+	5.3%	(2.3% PIK	/ 2.3% PIK)	0.8%	01/31	636	636	632
Hexion International Cooperatief UA	(e)(f)	Materials	SF	+	4.0%			0.5%	03/29	3,035	2,971	2,940
Higginbotham Insurance Agency Inc	(f)(g)(h)	Insurance	SF	+	4.5%			1.0%	06/31	26,978	26,978	26,978
Higginbotham Insurance Agency Inc	(i)	Insurance	SF	+	4.5%			1.0%	06/31	1,942	1,942	1,942
Highgate Hotels Inc	(g)	Consumer Services	SF	+	5.5%			1.0%	11/29	12,418	12,314	12,418
Highgate Hotels Inc	(f)	Consumer Services	SF	+	5.5%			1.0%	11/29	159	147	159
Highgate Hotels Inc	(i)	Consumer Services	SF	+	5.5%			1.0%	11/29	1,433	1,433	1,433
Highgate Hotels Inc	(i)	Consumer Services	SF	+	5.5%			1.0%	11/29	3,206	3,206	3,238
Homrich & Berg Inc	(f)	Financial Services	SF	+	4.8%			0.8%	08/31	973	973	973
Homrich & Berg Inc	(g)(h)	Financial Services	SF	+	4.8%			0.8%	11/31	17,079	17,063	17,079
Homrich & Berg Inc	(f)	Financial Services	SF	+	4.5%			0.8%	11/31	1,915	1,915	1,903
Homrich & Berg Inc	(i)	Financial Services	SF	+	4.8%			0.8%	08/31	913	913	913
Homrich & Berg Inc	(i)	Financial Services	SF	+	4.5%			0.8%	11/31	10,264	10,264	10,197
Horizon CTS Buyer LLC	(f)(h)	Capital Goods	SF	+	4.8%	(0.0% PIK	/ 2.4% PIK)	0.8%	03/32	14,364	14,315	14,339
Horizon CTS Buyer LLC	(f)	Capital Goods	SF	+	4.8%			0.8%	03/32	3,857	3,859	3,850
Horizon CTS Buyer LLC	(f)(g)	Capital Goods	SF	+	4.8%	(0.0% PIK	/ 2.9% PIK)	0.8%	03/32	24,835	24,846	24,793
Horizon CTS Buyer LLC	(i)	Capital Goods	SF	+	4.8%			0.8%	03/32	3,475	3,475	3,469
Horizon CTS Buyer LLC	(i)	Capital Goods	SF	+	4.8%	(0.0% PIK	/ 2.9% PIK)	0.8%	03/32	5,403	5,403	5,393
Inhabit IQ	(g)	Software & Services	SF	+	4.5%	(0.0% PIK	/ 2.3% PIK)	0.8%	01/32	4,249	4,240	4,177
Inhabit IQ	(i)	Software & Services	SF	+	4.5%	(0.0% PIK	/ 2.3% PIK)	0.8%	01/32	1,192	1,192	1,172
Inhabit IQ	(i)	Software & Services	SF	+	4.5%			0.8%	01/32	745	745	732
Insightsoftware.Com Inc	(f)	Software & Services	SF	+	5.3%			0.8%	05/28	464	465	415
Insightsoftware.Com Inc	(f)	Software & Services	SF	+	5.3%			1.0%	05/28	888	888	793
Insightsoftware.Com Inc	(f)	Software & Services	SF	+	5.3%			1.0%	05/28	7,056	7,056	6,304
Insightsoftware.Com Inc	(i)	Software & Services	SF	+	5.3%			0.8%	05/28	4,015	4,015	3,587
Insightsoftware.Com Inc	(i)	Software & Services	SF	+	5.3%			1.0%	05/28	1	1	1
Integrated Power Services LLC	(f)	Commercial & Professional Services	SF	+	4.8%			0.8%	11/30	265	265	260
Integrated Power Services LLC	(f)(g)(h)	Commercial & Professional Services	SF	+	4.8%			0.8%	11/31	39,152	39,152	38,369
Integrated Power Services LLC	(i)	Commercial & Professional Services	SF	+	4.8%			0.8%	11/30	5,258	5,258	5,153
Integrated Power Services LLC	(i)	Commercial & Professional Services	SF	+	4.8%			0.8%	11/31	9,969	9,969	9,770
See notes to unaudited consolidated financial statements.

KKR FS Income Trust
Unaudited Consolidated Schedule of Investments (continued)
As of June 30, 2026
(dollar amounts in thousands, except per share amounts, unless otherwise noted)

Portfolio Company(a)	Footnotes	Industry	Rate(b)					Floor(b)	Maturity	Principal Amount(c)/Shares	Amortized Cost	Fair Value(d)
Integrity Marketing Group LLC	(f)(g)(h)	Insurance	SF	+	5.0%			0.8%	08/28	$43,500	$43,415	$43,500
Integrity Marketing Group LLC	(i)	Insurance	SF	+	5.0%			0.8%	08/28	6,058	6,056	6,058
Integrity Marketing Group LLC	(i)	Insurance	SF	+	5.0%			0.8%	08/28	7,588	7,608	7,588
IntraFi Network LLC	(e)(f)	Financial Services	SF	+	4.0%			0.0%	07/31	125	124	121
J S Held LLC	(f)(g)(h)	Insurance	SF	+	4.8%			1.0%	06/28	22,674	22,674	22,504
J S Held LLC	(i)	Insurance	SF	+	4.8%			1.0%	06/28	1,588	1,588	1,576
J S Held LLC	(i)	Insurance	SF	+	4.8%			1.0%	06/28	1,028	1,028	1,020
Jeppesen Holdings LLC	(g)(h)(k)	Software & Services	SF	+	4.8%	(0.0% PIK	/ 2.6% PIK)	0.5%	10/32	23,544	23,463	23,158
Jeppesen Holdings LLC	(i)(k)	Software & Services	SF	+	4.8%			0.5%	10/32	1,221	1,221	1,201
Keystone Agency Partners LLC	(f)(g)(h)	Insurance	SF	+	4.3%	(0.0% PIK	/ 2.6% PIK)	0.8%	08/32	45,378	45,173	45,151
Keystone Agency Partners LLC	(f)	Insurance	SF	+	4.3%			0.8%	08/32	2,061	2,057	2,051
Keystone Agency Partners LLC	(i)	Insurance	SF	+	4.3%	(0.0% PIK	/ 2.6% PIK)	0.8%	08/32	8,749	8,749	8,705
Keystone Agency Partners LLC	(i)	Insurance	SF	+	4.3%			0.8%	08/32	1,828	1,828	1,818
Lazer Logistics Inc	(f)	Transportation	SF	+	4.8%			0.8%	05/30	3,373	3,358	3,370
Lazer Logistics Inc	(f)(g)	Transportation	SF	+	4.8%			0.8%	05/30	12,199	12,087	12,186
Lazer Logistics Inc	(i)	Transportation	SF	+	4.8%			0.8%	05/29	1,244	1,235	1,243
Lazer Logistics Inc	(i)	Transportation	SF	+	4.8%			0.8%	05/30	833	833	832
Learning Experience Corp/The	(h)	Consumer Services	SF	+	4.8%	(0.0% PIK	/ 2.9% PIK)	0.8%	07/32	3,642	3,627	3,679
Learning Experience Corp/The	(i)	Consumer Services	SF	+	4.8%			0.8%	07/32	801	801	801
Legends Hospitality LLC	(f)	Consumer Services	SF	+	5.0%	(0.0% PIK	/ 2.5% PIK)	0.8%	08/30	553	553	547
Legends Hospitality LLC	(g)(h)	Consumer Services	SF	+	5.5%	(2.8% PIK	/ 2.8% PIK)	0.8%	08/31	17,648	17,470	17,471
Legends Hospitality LLC	(f)	Consumer Services	SF	+	5.0%	(0.0% PIK	/ 3.0% PIK)	0.8%	08/31	996	996	986
Legends Hospitality LLC	(i)	Consumer Services	SF	+	5.0%	(0.0% PIK	/ 2.5% PIK)	0.8%	08/30	1,457	1,457	1,443
Likewize Corp	(f)(k)	Commercial & Professional Services	SF	+	5.0%			1.0%	05/29	3,032	3,032	3,032
Likewize Corp	(i)(k)	Commercial & Professional Services	SF	+	5.0%			1.0%	05/29	6,039	6,039	6,039
Lipari Foods LLC	(f)(g)	Consumer Staples Distribution & Retail	SF	+	5.5%			1.0%	10/31	36,362	36,362	36,362
Lipari Foods LLC	(i)	Consumer Staples Distribution & Retail	SF	+	5.5%			1.0%	10/31	10,201	10,199	10,201
Magna Legal Services LLC	(f)(g)	Commercial & Professional Services	SF	+	4.5%			0.8%	11/29	9,146	9,030	9,146
Magna Legal Services LLC	(f)	Commercial & Professional Services	SF	+	4.5%			0.8%	11/29	3,421	3,421	3,421
Magna Legal Services LLC	(i)	Commercial & Professional Services	SF	+	4.5%			0.8%	11/28	861	853	861
Magna Legal Services LLC	(i)	Commercial & Professional Services	SF	+	4.5%			0.8%	11/29	4,872	4,872	4,872
MAI Capital Management LLC	(f)(h)	Financial Services	SF	+	4.8%	(0.0% PIK	/ 2.4% PIK)	0.8%	08/31	10,271	10,226	10,271
MAI Capital Management LLC	(f)(j)	Financial Services	SF	+	4.8%	(0.0% PIK	/ 2.9% PIK)	0.8%	08/31	3,674	3,670	3,674
MAI Capital Management LLC	(i)(j)	Financial Services	SF	+	4.8%			0.8%	08/31	2,568	2,567	2,568
MAI Capital Management LLC	(i)(j)	Financial Services	SF	+	4.8%	(0.0% PIK	/ 2.9% PIK)	0.8%	08/31	2,143	2,143	2,143
MAI Capital Management LLC	(i)	Financial Services	SF	+	4.8%			0.8%	08/31	1,720	1,720	1,720
See notes to unaudited consolidated financial statements.

KKR FS Income Trust
Unaudited Consolidated Schedule of Investments (continued)
As of June 30, 2026
(dollar amounts in thousands, except per share amounts, unless otherwise noted)

Portfolio Company(a)	Footnotes	Industry	Rate(b)					Floor(b)	Maturity	Principal Amount(c)/Shares	Amortized Cost	Fair Value(d)
MB2 Dental Solutions LLC	(f)(g)	Health Care Equipment & Services	SF	+	5.5%			0.8%	02/31	$24,237	$24,035	$24,237
MB2 Dental Solutions LLC	(f)	Health Care Equipment & Services	SF	+	5.5%			0.8%	02/31	285	266	285
MB2 Dental Solutions LLC	(i)	Health Care Equipment & Services	SF	+	5.5%			0.8%	02/31	1,616	1,616	1,616
Med-Metrix	(f)(g)(h)	Software & Services	SF	+	4.5%	(0.0% PIK	/ 2.9% PIK)	0.8%	07/32	24,269	24,162	23,730
Med-Metrix	(i)	Software & Services	SF	+	4.5%	(0.0% PIK	/ 2.9% PIK)	0.8%	07/32	10,018	10,018	9,796
Med-Metrix	(i)	Software & Services	SF	+	4.5%			0.8%	07/32	4,286	4,286	4,191
Mercer Advisors Inc	(f)(g)	Financial Services	SF	+	4.5%			0.8%	10/30	29,347	29,263	29,168
Mercer Advisors Inc	(i)	Financial Services	SF	+	4.5%			0.8%	10/30	11,399	11,399	11,330
Mercer Advisors Inc	(i)	Financial Services	SF	+	4.5%			0.8%	10/30	227	226	226
Milano Acquisition Corp	(e)(f)	Health Care Equipment & Services	SF	+	4.0%			0.8%	10/27	25,775	25,170	25,431
Misys Ltd	(e)(f)(k)	Software & Services	SF	+	4.0%			0.0%	09/32	14,014	13,886	12,956
Model N Inc	(f)(g)	Software & Services	SF	+	4.8%	(0.0% PIK	/ 3.0% PIK)	0.8%	06/31	14,155	14,114	14,040
Model N Inc	(i)	Software & Services	SF	+	4.8%			0.8%	06/31	1,421	1,421	1,409
NAVEX Global Inc	(f)	Software & Services	SF	+	5.0%			0.8%	10/32	15,054	14,985	14,637
NAVEX Global Inc	(i)	Software & Services	SF	+	5.0%			0.8%	10/31	326	326	317
NAVEX Global Inc	(i)	Software & Services	SF	+	5.0%			0.8%	10/32	6,900	6,883	6,709
NEFCO Corp	(g)(h)	Capital Goods	SF	+	4.5%			0.8%	01/33	15,504	15,468	15,504
NEFCO Corp	(f)	Capital Goods	SF	+	4.5%			0.8%	01/33	1,218	1,218	1,218
NEFCO Corp	(i)	Capital Goods	SF	+	4.5%			0.8%	01/33	3,322	3,322	3,322
NEFCO Corp	(i)	Capital Goods	SF	+	4.5%			0.8%	01/33	997	997	997
NeoGov Newt Holdco Inc	(f)	Software & Services	SF	+	4.3%			0.5%	09/32	274	274	267
NeoGov Newt Holdco Inc	(f)(h)	Software & Services	SF	+	4.3%	(0.0% PIK	/ 2.1% PIK)	0.5%	09/32	16,115	16,065	15,699
NeoGov Newt Holdco Inc	(i)	Software & Services	SF	+	4.5%			0.5%	09/32	821	821	800
NeoGov Newt Holdco Inc	(i)	Software & Services	SF	+	4.3%			0.5%	09/32	1,551	1,551	1,511
NeoGov Newt Holdco Inc	(i)	Software & Services	SF	+	4.5%	(0.0% PIK	/ 2.8% PIK)	0.5%	09/32	2,592	2,592	2,525
Netsmart Technologies Inc	(f)(g)(h)	Health Care Equipment & Services	SF	+	5.2%	(2.7% PIK	/ 2.7% PIK)	0.8%	08/31	41,932	41,796	41,343
Netsmart Technologies Inc	(i)	Health Care Equipment & Services	SF	+	5.0%	(2.5% PIK	/ 2.5% PIK)	0.8%	08/31	4,258	4,236	4,198
Netsmart Technologies Inc	(i)	Health Care Equipment & Services	SF	+	4.8%			0.8%	08/31	4,343	4,343	4,282
OEConnection LLC	(f)(g)(h)	Software & Services	SF	+	4.5%	(0.0% PIK	/ 2.5% PIK)	0.5%	12/32	23,608	23,516	23,079
OEConnection LLC	(i)	Software & Services	SF	+	4.5%	(0.0% PIK	/ 2.5% PIK)	0.5%	12/32	5,183	5,183	5,067
OEConnection LLC	(i)	Software & Services	SF	+	4.5%			0.5%	12/32	2,604	2,600	2,546
Orion Services Group	(f)(g)	Capital Goods	SF	+	4.5%	(0.0% PIK	/ 2.8% PIK)	0.8%	11/32	9,820	9,761	9,781
Orion Services Group	(i)	Capital Goods	SF	+	4.5%	(0.0% PIK	/ 2.8% PIK)	0.8%	11/32	1,324	1,324	1,319
Pavement Preservation Group Inc	(g)	Capital Goods	SF	+	5.3%			1.0%	08/30	5,358	5,358	5,358
Pavement Preservation Group Inc	(f)	Capital Goods	SF	+	5.3%			1.0%	08/30	342	342	342
Pavement Preservation Group Inc	(i)	Capital Goods	SF	+	5.3%			1.0%	08/30	535	535	535
PCI Pharma Services	(f)(h)(k)	Health Care Equipment & Services	SF	+	5.0%			0.8%	10/32	13,523	13,474	13,286
See notes to unaudited consolidated financial statements.

KKR FS Income Trust
Unaudited Consolidated Schedule of Investments (continued)
As of June 30, 2026
(dollar amounts in thousands, except per share amounts, unless otherwise noted)

Portfolio Company(a)	Footnotes	Industry	Rate(b)					Floor(b)	Maturity	Principal Amount(c)/Shares	Amortized Cost	Fair Value(d)
PCI Pharma Services	(i)(k)	Health Care Equipment & Services	SF	+	5.0%			0.8%	10/32	$19,148	$19,090	$18,813
PCI Pharma Services	(i)(k)	Health Care Equipment & Services	SF	+	5.0%			0.8%	10/32	5,518	5,518	5,422
Personify Health Inc	(g)	Software & Services	SF	+	5.8%			0.8%	11/29	13,343	13,304	12,080
Pike Corp	(g)(h)	Capital Goods	SF	+	4.3%	(0.0% PIK	/ 2.5% PIK)	0.8%	12/32	20,932	20,883	20,644
Pike Corp	(i)	Capital Goods	SF	+	4.3%	(0.0% PIK	/ 2.5% PIK)	0.8%	12/32	4,550	4,539	4,488
Pike Corp	(i)	Capital Goods	SF	+	4.3%			0.8%	12/32	3,034	3,034	2,992
Precisely Software Inc	(e)(f)	Software & Services	SF	+	4.0%			0.8%	04/28	25,672	25,060	19,725
Premise Health Holding Corp	(f)	Health Care Equipment & Services	SF	+	4.8%			0.8%	11/32	4,669	4,627	4,631
Premise Health Holding Corp	(f)	Health Care Equipment & Services	SF	+	4.8%			0.8%	11/32	658	652	653
Premise Health Holding Corp	(i)	Health Care Equipment & Services	SF	+	4.8%			0.8%	11/31	369	369	366
Premise Health Holding Corp	(i)	Health Care Equipment & Services	SF	+	4.8%			0.8%	11/32	633	633	627
PROS Holdings Inc	(f)	Software & Services	SF	+	4.8%	(0.0% PIK	/ 2.9% PIK)	0.0%	12/32	7,430	7,421	7,192
PROS Holdings Inc	(i)	Software & Services	SF	+	4.8%			0.0%	12/32	861	861	834
PSC Group	(f)	Transportation	SF	+	5.3%			0.8%	04/30	196	196	196
PSC Group	(f)	Transportation	SF	+	5.3%			0.8%	04/31	3,153	3,138	3,153
PSC Group	(i)	Transportation	SF	+	5.3%			0.8%	04/30	212	212	212
PSKW LLC (dba ConnectiveRx)	(f)(g)	Health Care Equipment & Services	SF	+	5.5%			1.0%	03/28	27,819	27,819	27,819
Radwell International LLC	(f)	Capital Goods	SF	+	4.8%			0.8%	04/30	484	454	482
Radwell International LLC	(f)(g)(h)	Capital Goods	SF	+	4.8%			0.8%	04/30	29,947	29,751	29,859
Radwell International LLC	(f)	Capital Goods	SF	+	4.8%			0.8%	04/30	159	159	158
Radwell International LLC	(i)	Capital Goods	SF	+	4.8%			0.8%	04/30	1,330	1,330	1,326
Radwell International LLC	(i)	Capital Goods	SF	+	4.8%			0.8%	04/30	5,404	5,404	5,388
Railpros Inc	(f)	Commercial & Professional Services	SF	+	4.3%			0.8%	05/32	1,163	1,163	1,163
Railpros Inc	(f)	Commercial & Professional Services	SF	+	4.3%			0.8%	05/32	108	108	108
Railpros Inc	(i)	Commercial & Professional Services	SF	+	4.3%			0.8%	05/32	180	180	180
Railpros Inc	(i)	Commercial & Professional Services	SF	+	4.3%			0.8%	05/32	252	252	252
Resa Power LLC	(f)(h)	Commercial & Professional Services	SF	+	4.5%	(0.0% PIK	/ 2.5% PIK)	0.8%	04/32	16,077	16,033	16,238
Resa Power LLC	(f)	Commercial & Professional Services	SF	+	4.5%			0.8%	04/32	219	219	219
Resa Power LLC	(i)	Commercial & Professional Services	SF	+	4.5%	(0.0% PIK	/ 2.5% PIK)	0.8%	04/32	2,075	2,075	2,096
Resa Power LLC	(i)	Commercial & Professional Services	SF	+	4.5%			0.8%	04/32	1,756	1,756	1,756
Revere Superior Holdings Inc	(g)	Software & Services	SF	+	5.0%			1.0%	10/29	2,332	2,323	2,267
Revere Superior Holdings Inc	(f)	Software & Services	SF	+	5.0%			1.0%	10/29	141	138	137
Revere Superior Holdings Inc	(f)(g)	Software & Services	SF	+	5.0%			1.0%	10/29	16,392	16,338	15,937
Revere Superior Holdings Inc	(i)	Software & Services	SF	+	5.0%			1.0%	10/29	913	913	888
Rialto Capital Management LLC	(g)(h)	Financial Services	SF	+	5.0%			0.8%	12/30	13,218	13,142	13,254
Rialto Capital Management LLC	(g)	Financial Services	SF	+	5.0%			0.8%	12/30	3,408	3,392	3,417
Rialto Capital Management LLC	(i)	Financial Services	SF	+	5.0%			0.8%	12/30	834	834	834
See notes to unaudited consolidated financial statements.

KKR FS Income Trust
Unaudited Consolidated Schedule of Investments (continued)
As of June 30, 2026
(dollar amounts in thousands, except per share amounts, unless otherwise noted)

Portfolio Company(a)	Footnotes	Industry	Rate(b)					Floor(b)	Maturity	Principal Amount(c)/Shares	Amortized Cost	Fair Value(d)
Rockefeller Capital Management LP	(g)(h)	Financial Services	SF	+	4.5%			0.5%	12/32	$40,898	$40,708	$41,306
Rockefeller Capital Management LP	(i)	Financial Services	SF	+	4.5%			0.5%	12/32	4,000	4,000	4,040
SAMBA Safety Inc	(g)	Software & Services	SF	+	4.8%	(0.0% PIK	/ 2.9% PIK)	1.0%	12/32	4,951	4,940	4,823
SAMBA Safety Inc	(f)	Software & Services	SF	+	4.8%			1.0%	12/32	26	26	25
SAMBA Safety Inc	(i)	Software & Services	SF	+	4.8%	(0.0% PIK	/ 2.9% PIK)	1.0%	12/32	603	603	587
SAMBA Safety Inc	(i)	Software & Services	SF	+	4.8%			1.0%	12/32	423	423	412
Schellman Inc	(h)	Software & Services	SF	+	4.8%	(0.0% PIK	/ 2.9% PIK)	0.8%	04/33	11,521	11,465	11,262
Schellman Inc	(i)	Software & Services	SF	+	4.8%	(0.0% PIK	/ 2.9% PIK)	0.8%	04/33	1,077	1,077	1,053
Schellman Inc	(i)	Software & Services	SF	+	4.8%			0.8%	04/33	1,615	1,615	1,579
Service Express Inc	(g)(h)	Commercial & Professional Services	SF	+	4.3%	(0.0% PIK	/ 2.8% PIK)	0.5%	12/32	21,137	21,137	21,126
Service Express Inc	(f)	Commercial & Professional Services	SF	+	4.5%			0.5%	12/32	489	489	488
Service Express Inc	(f)(h)	Commercial & Professional Services	SF	+	4.3%	(0.0% PIK	/ 2.8% PIK)	0.5%	12/32	14,306	14,251	14,299
Service Express Inc	(i)	Commercial & Professional Services	SF	+	4.5%	(0.0% PIK	/ 2.8% PIK)	0.5%	12/32	4,207	4,207	4,205
Service Express Inc	(i)	Commercial & Professional Services	SF	+	4.5%			0.5%	12/32	4,519	4,519	4,517
Service Logic LLC	(f)	Commercial & Professional Services	SF	+	4.8%	(2.3% PIK	/ 2.3% PIK)	0.0%	12/32	997	997	988
Service Logic LLC	(g)(h)	Commercial & Professional Services	SF	+	4.8%	(2.3% PIK	/ 2.3% PIK)	0.0%	12/32	19,944	19,898	19,759
Service Logic LLC	(f)	Commercial & Professional Services	SF	+	4.5%			0.0%	12/32	1,264	1,264	1,252
Service Logic LLC	(i)	Commercial & Professional Services	SF	+	4.8%	(2.3% PIK	/ 2.3% PIK)	0.0%	12/32	4,446	4,446	4,405
Service Logic LLC	(i)	Commercial & Professional Services	SF	+	4.5%			0.0%	12/32	1,456	1,456	1,443
Shaw Development LLC	(g)(h)	Capital Goods	SF	+	6.0%			0.5%	10/29	16,533	16,389	16,533
Solera LLC	(e)(f)	Software & Services	SF	+	4.0%			0.5%	06/28	10,333	10,003	9,007
Sphera Solutions Inc	(f)(h)	Software & Services	SF	+	4.5%			0.5%	09/32	42,427	42,330	40,026
Sphera Solutions Inc	(f)	Software & Services	SF	+	4.5%			0.5%	09/32	1,916	1,913	1,807
Sphera Solutions Inc	(i)	Software & Services	SF	+	4.5%			0.5%	09/32	8,702	8,702	8,210
Sphera Solutions Inc	(i)	Software & Services	SF	+	4.5%			0.5%	09/32	3,886	3,886	3,666
Spins LLC	(f)(h)	Software & Services	SF	+	4.8%			1.0%	01/29	18,099	18,099	17,785
Spins LLC	(i)	Software & Services	SF	+	4.8%			1.0%	01/29	1,063	1,063	1,045
Spotless Brands LLC	(g)(h)	Consumer Services	SF	+	5.8%			1.0%	07/28	15,911	15,736	15,911
Spotless Brands LLC	(f)	Consumer Services	SF	+	5.5%			1.0%	07/28	6,612	6,579	6,612
Spotless Brands LLC	(f)	Consumer Services	SF	+	5.0%			1.0%	07/28	2,573	2,548	2,551
Spotless Brands LLC	(i)	Consumer Services	SF	+	5.0%			1.0%	07/28	4,248	4,248	4,211
SureScripts LLC	(f)(g)(h)	Health Care Equipment & Services	SF	+	5.0%			0.8%	11/31	29,316	29,078	29,610
SureScripts LLC	(g)	Health Care Equipment & Services	SF	+	4.8%			0.8%	11/31	9,305	9,305	9,323
SureScripts LLC	(i)	Health Care Equipment & Services	SF	+	4.8%			0.8%	11/31	6,405	6,405	6,405
Trackunit ApS	(f)(k)	Software & Services	SF	+	5.0%	(0.0% PIK	/ 2.8% PIK)	0.0%	06/32	12,442	12,276	11,919
Trackunit ApS	(i)(k)	Software & Services	SF	+	5.0%	(0.0% PIK	/ 2.8% PIK)	0.0%	05/32	2,765	2,747	2,649
Trackunit ApS	(i)(k)	Software & Services	SF	+	5.0%	(0.0% PIK	/ 2.8% PIK)		05/32	5,530	5,494	5,297
See notes to unaudited consolidated financial statements.

KKR FS Income Trust
Unaudited Consolidated Schedule of Investments (continued)
As of June 30, 2026
(dollar amounts in thousands, except per share amounts, unless otherwise noted)

Portfolio Company(a)	Footnotes	Industry	Rate(b)					Floor(b)	Maturity	Principal Amount(c)/Shares	Amortized Cost	Fair Value(d)
Turnpoint Services Inc	(f)	Capital Goods	SF	+	5.3%	(0.0% PIK	/ 3.0% PIK)	0.8%	06/30	$305	$305	$285
Turnpoint Services Inc	(g)	Capital Goods	SF	+	5.5%	(2.8% PIK	/ 2.8% PIK)	0.8%	06/31	5,675	5,631	5,313
Turnpoint Services Inc	(i)	Capital Goods	SF	+	5.3%	(0.0% PIK	/ 3.0% PIK)	0.8%	06/30	388	388	363
USIC Holdings Inc	(f)(g)(h)	Commercial & Professional Services	SF	+	5.5%			0.8%	09/31	16,664	16,600	16,571
USIC Holdings Inc	(f)	Commercial & Professional Services	SF	+	5.3%			0.8%	09/31	2,799	2,796	2,783
USIC Holdings Inc	(i)	Commercial & Professional Services	SF	+	5.5%			0.8%	09/31	211	211	210
USIC Holdings Inc	(i)	Commercial & Professional Services	SF	+	5.3%			0.8%	09/31	321	321	319
Veriforce LLC	(g)(k)	Software & Services	SF	+	4.5%			0.8%	11/31	9,771	9,733	9,691
Veriforce LLC	(f)(k)	Software & Services	SA	+	4.5%			0.8%	11/31	£3,341	4,187	4,393
Veriforce LLC	(i)(k)	Software & Services	SF	+	4.8%			0.8%	11/31	$935	935	928
Veriforce LLC	(i)(k)	Software & Services	SF	+	4.8%			0.8%	11/31	518	518	514
Veriforce LLC	(i)(k)	Software & Services	SF	+	4.5%	(0.0% PIK	/ 2.5% PIK)	0.8%	11/31	20,071	20,071	19,698
Vermont Information Processing Inc	(f)	Software & Services	SF	+	4.5%	(0.0% PIK	/ 2.4% PIK)	0.5%	01/32	9,040	9,002	8,719
Vermont Information Processing Inc	(f)	Software & Services	SF	+	4.8%			0.5%	01/32	190	190	183
Vermont Information Processing Inc	(i)	Software & Services	SF	+	4.8%	(0.0% PIK	/ 2.4% PIK)	0.5%	01/32	3,804	3,804	3,669
Vermont Information Processing Inc	(i)	Software & Services	SF	+	4.8%			0.5%	01/32	951	951	917
VetCor Professional Practices LLC	(f)(g)	Health Care Equipment & Services	SF	+	5.8%			0.8%	08/29	24,377	24,367	23,684
VetCor Professional Practices LLC	(f)	Health Care Equipment & Services	SF	+	5.8%			0.8%	08/29	160	159	155
VetCor Professional Practices LLC	(f)(g)	Health Care Equipment & Services	SF	+	6.0%			0.8%	08/29	573	573	560
VetCor Professional Practices LLC	(i)	Health Care Equipment & Services	SF	+	5.8%			0.8%	08/29	297	297	288
Vitu	(g)(h)	Software & Services	SF	+	4.5%			0.8%	01/32	21,918	21,850	22,137
Vitu	(i)	Software & Services	SF	+	4.5%			0.8%	01/31	3,598	3,598	3,598
Wealth Enhancement Group LLC	(f)(j)	Financial Services	SF	+	4.3%			1.0%	10/28	10,359	10,327	10,359
Wealth Enhancement Group LLC	(f)(g)(j)	Financial Services	SF	+	4.3%			1.0%	10/28	3,517	3,510	3,517
Wealth Enhancement Group LLC	(i)(j)	Financial Services	SF	+	4.3%			1.0%	10/28	355	355	355
Wealth Enhancement Group LLC	(i)(j)	Financial Services	SF	+	4.3%			1.0%	10/28	413	413	413
Wealth Enhancement Group LLC	(i)	Financial Services	SF	+	4.5%			1.0%	10/28	1,775	1,775	1,775
WebPros Holding Sarl	(f)(k)	Software & Services	SF	+	5.0%	(0.0% PIK	/ 2.3% PIK)	0.0%	12/32	28,683	28,279	27,593
WebPros Holding Sarl	(i)(k)	Software & Services	SF	+	5.0%	(0.0% PIK	/ 2.3% PIK)	0.0%	12/32	3,585	3,561	3,449
Wedgewood Weddings	(f)(h)	Consumer Services	SF	+	4.3%			0.8%	06/32	23,334	23,233	23,334
Wedgewood Weddings	(i)	Consumer Services	SF	+	4.3%			0.8%	06/32	4,702	4,702	4,702
Wedgewood Weddings	(i)	Consumer Services	SF	+	4.3%			0.8%	06/32	4,702	4,702	4,702
West Star Aviation Inc	(h)	Capital Goods	SF	+	4.5%	(0.0% PIK	/ 2.8% PIK)	0.8%	05/32	14,708	14,660	14,708
West Star Aviation Inc	(f)	Capital Goods	SF	+	4.5%			0.8%	05/32	311	311	311
West Star Aviation Inc	(f)	Capital Goods	SF	+	4.5%	(0.0% PIK	/ 2.8% PIK)	0.0%	05/32	2,368	2,356	2,368
West Star Aviation Inc	(i)	Capital Goods	SF	+	4.5%			0.8%	05/32	1,762	1,762	1,762
West Star Aviation Inc	(i)	Capital Goods	SF	+	4.5%	(0.0% PIK	/ 2.8% PIK)	0.0%	05/32	725	725	725
See notes to unaudited consolidated financial statements.

KKR FS Income Trust
Unaudited Consolidated Schedule of Investments (continued)
As of June 30, 2026
(dollar amounts in thousands, except per share amounts, unless otherwise noted)

Portfolio Company(a)	Footnotes	Industry	Rate(b)					Floor(b)	Maturity	Principal Amount(c)/Shares	Amortized Cost	Fair Value(d)
Woolpert Inc	(f)	Capital Goods	SF	+	4.5%			1.0%	04/31	$542	$542	$531
Woolpert Inc	(f)(g)(h)	Capital Goods	SF	+	4.5%			1.0%	04/32	52,970	52,975	51,881
Woolpert Inc	(i)	Capital Goods	SF	+	4.5%			1.0%	04/31	4,881	4,881	4,780
Xylem Kendall	(f)	Commercial & Professional Services	SF	+	5.8%			1.0%	04/30	6,344	6,344	6,344
Xylem Kendall	(f)	Commercial & Professional Services	SF	+	5.9%			1.0%	04/30	710	710	710
Xylem Kendall	(i)	Commercial & Professional Services	SF	+	5.8%			1.0%	04/30	5,739	5,739	5,739
Xylem Kendall	(i)	Commercial & Professional Services	SF	+	5.9%			1.0%	04/30	267	267	267
Zeus Industrial Products Inc	(f)	Health Care Equipment & Services	SF	+	5.4%			0.8%	02/30	544	527	516
Zeus Industrial Products Inc	(f)	Health Care Equipment & Services	SF	+	5.4%			0.8%	02/31	25,411	25,212	24,115
Zeus Industrial Products Inc	(i)	Health Care Equipment & Services	SF	+	5.4%			0.8%	02/30	2,718	2,718	2,579
Total Senior Secured Loans—First Lien											2,451,592	2,422,897
Unfunded Loan Commitments											(437,045)	(437,045)
Net Senior Secured Loans—First Lien											2,014,547	1,985,852

Subordinated Debt—0.1%
Affordable Care Inc	(f)	Health Care Equipment & Services			10.0%	PIK			06/32	206	206	206
Apex Service Partners LLC	(f)	Commercial & Professional Services			14.3%	PIK			04/31	2,097	2,080	2,160
Total Subordinated Debt											2,286	2,366

Asset Based Finance—39.7%
Altitude III, ABF Equity	(f)(k)(l)(p)	Capital Goods								227,451	227	227
Australis Maritime II, ABF Equity	(f)(k)(p)	Transportation								788,828	789	823
Auxilior Capital Partners Inc, Preferred Equity	(f)	Financial Services			14.5%	(9.5% PIK	/ 9.5% PIK)		04/30	$1,362	1,362	1,360
Bankers Healthcare Group LLC, Term Loan	(f)(k)	Financial Services	SF	+	3.9%			0.0%	11/27	$771	771	780
Bond Aviation Holdings LLC, ABF Equity	(f)(l)(o)	Transportation								78,953	79	121
Bond Aviation Holdings LLC, Term Loan	(f)(o)	Transportation			9.0%				10/33	$15,415	15,415	15,415
Bond Aviation Holdings LLC, Term Loan	(f)(o)	Transportation			9.0%	(0.0% PIK	/ 9.0% PIK)		10/33	$711	711	711
Bond Aviation Holdings LLC, Term Loan	(i)(o)	Transportation			9.0%				10/33	$7,480	7,480	7,480
Bond Aviation Holdings LLC, Term Loan	(i)(o)	Transportation			9.0%	(0.0% PIK	/ 9.0% PIK)		10/33	$5,329	5,329	5,329
Builders Capital Loan Acquisition Trust 2022-RTL1, Structured Mezzanine	(f)(k)(l)(m)	Real Estate Management & Development			8.0%				07/30	$164	162	29
Builders Capital Loan Acquisition Trust 2022-RTL1, Structured Mezzanine	(f)(k)(l)(m)	Real Estate Management & Development			18.0%				07/30	$67	51	—
Builders Capital Loan Acquisition Trust 2022-RTL1, Term Loan	(f)(k)	Real Estate Management & Development			7.3%				07/30	$981	981	836
Cast & Crew LLC, Revolver	(f)	Media & Entertainment	SF	+	4.8%			1.0%	12/28	$10,208	10,208	10,208
Cast & Crew LLC, Revolver	(i)	Media & Entertainment	SF	+	4.8%			1.0%	12/28	$4,915	4,915	4,915
See notes to unaudited consolidated financial statements.

KKR FS Income Trust
Unaudited Consolidated Schedule of Investments (continued)
As of June 30, 2026
(dollar amounts in thousands, except per share amounts, unless otherwise noted)

Portfolio Company(a)	Footnotes	Industry	Rate(b)				Floor(b)	Maturity	Principal Amount(c)/Shares	Amortized Cost	Fair Value(d)
CPS Auto Securitization Trust 2026-1, ABS	(f)(k)	Financial Services			8.8%			05/33	$5,000	$5,000	$4,934
Discover Financial Services, ABF Equity	(f)(k)(p)	Financial Services							4,294,806	4,295	4,175
Discover Financial Services, Subordinated Loan	(f)(k)(p)	Financial Services			15.0%			09/34	$7,870	7,870	7,870
Drive Revel, ABF Equity	(f)(k)	Financial Services							907,781	1,020	1,180
EFMT 2024-INV1, ABS	(e)(f)(k)	Real Estate Management & Development			7.4%			03/69	$6,380	6,084	6,359
FFP RECEIVABLES SPV LLC (FKA Florida Food Products LLC), Revolver	(f)(k)	Food, Beverage & Tobacco	SF	+	4.8%		1.0%	06/28	$4,706	4,706	4,706
FFP RECEIVABLES SPV LLC (FKA Florida Food Products LLC), Revolver	(i)(k)	Food, Beverage & Tobacco	SF	+	4.8%		1.0%	06/28	$923	923	923
Fidelis Mortgage Trust 2025-RTL1, ABS	(e)(f)(k)	Real Estate Management & Development			9.0%			02/40	$4,500	4,428	4,514
FIGRE Trust 2024-HE3, ABS	(e)(f)(k)	Real Estate Management & Development			9.3%			07/54	$1,913	1,921	2,001
Flexsys Holdings Inc, Private Equity	(f)	Materials							9,209,221	9,209	9,218
Fortna AR LLC (FKA Fortna Group Inc), Revolver	(f)(k)	Capital Goods	SF	+	4.8%		0.8%	06/29	$10,348	10,348	10,348
Galaxy Container, ABF Equity	(f)(l)(p)	Transportation							235,566	236	234
Galaxy Container, Bond	(f)(p)	Transportation			8.6%	PIK		01/34	$204	204	204
Galaxy Container, Bond	(f)(p)	Transportation			13.6%	PIK		04/34	$647	647	647
Galaxy Container, Bond	(f)(p)	Transportation			13.6%	PIK		06/34	$397	397	397
Global Lending Services LLC, ABF Equity	(f)(k)(l)	Financial Services							2,920,258	2,920	4,957
Global Lending Services LLC, Bond	(f)(k)	Financial Services			12.5%			12/32	$921	921	921
Global Lending Services LLC, Bond	(f)(k)	Financial Services			12.5%			02/33	$2,330	2,330	2,330
Global Lending Services LLC, Bond	(f)(k)	Financial Services			12.5%			05/33	$1,402	1,402	1,402
Global Lending Services LLC, Bond	(f)(k)	Financial Services			12.5%			08/33	$1,348	1,348	1,348
Global Lending Services LLC, Bond	(f)(k)	Financial Services			12.5%			11/33	$2,335	2,335	2,335
Global Lending Services LLC, Bond	(f)(k)	Financial Services			12.5%			02/34	$2,454	2,454	2,454
Global Lending Services LLC, Bond	(f)(k)	Financial Services			12.5%			05/34	$891	891	891
GreenSky Holdings LLC, ABF Equity	(f)(l)(o)	Financial Services							1,332,761	1,333	2,020
GreenSky Holdings LLC, ABF Equity	(f)(k)(o)	Financial Services							1,426,301	1,426	1,620
GreenSky Holdings LLC, Term Loan	(f)(o)	Financial Services			9.3%	PIK		03/34	$4,132	4,132	4,132
Harley-Davidson Financial Services Inc, ABF Equity	(f)(k)	Financial Services							5,748,248	5,748	6,059
Harley-Davidson Financial Services Inc, ABF Equity	(f)(k)	Financial Services							25,268,026	25,268	25,431
Harley-Davidson Financial Services Inc, ABF Equity	(f)(k)(l)	Financial Services							1,896,424	1,896	1,998
See notes to unaudited consolidated financial statements.

KKR FS Income Trust
Unaudited Consolidated Schedule of Investments (continued)
As of June 30, 2026
(dollar amounts in thousands, except per share amounts, unless otherwise noted)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Principal Amount(c)/Shares	Amortized Cost	Fair Value(d)
HOMES 2024-AFC1 Trust, Structured Mezzanine	(e)(f)(k)	Real Estate Management & Development	7.6%		08/59	$1,944	$1,850	$1,945
Homeward Opportunities Fund Trust 2024-RRTL2, ABS	(e)(f)(k)	Real Estate Management & Development	9.1%		09/39	$7,878	7,878	7,910
Income Contingent Student Loans 1 2002-2006 PLC, ABS	(f)(k)	Financial Services	8.0%		07/56	£4,904	6,102	7,224
Income Contingent Student Loans 2 2007-2009 PLC, ABS	(f)(k)	Financial Services	8.0%		07/58	£14,626	18,200	21,301
Kilter Finance 2.0, Common Stock	(f)(k)(l)(p)	Insurance				1,946,213	1,946	1,986
KKR Altitude II Offshore Aggregator LP, Partnership Interest	(f)(k)(p)	Capital Goods				2,546,262	2,546	2,795
KSC I Aircraft LP, ABF Equity	(f)(k)(p)	Capital Goods				59,028,823	59,029	59,214
Laurel Road Prime Student Loan Trust 2017-B, ABS	(f)(k)	Financial Services	7.2%		08/42	$1,384	1,947	1,955
LHOME Mortgage Trust 2025-RTL3, ABS	(e)(f)(k)	Real Estate Management & Development	6.9%		08/40	$759	759	760
LHOME Mortgage Trust 2025-RTL3, ABS	(e)(f)(k)	Real Estate Management & Development	8.7%		08/40	$543	543	547
MEMIC Insurance, ABS	(f)(k)	Insurance	9.0%		12/45	$8,966	8,966	8,967
Morgan Stanley Residential Mortgage Loan Trust 2025-DSC3, ABS	(e)(f)(k)	Real Estate Management & Development	6.4%		09/70	$3,155	3,111	3,146
Morgan Stanley Residential Mortgage Loan Trust 2025-DSC3, ABS	(e)(f)(k)	Real Estate Management & Development	7.2%		09/70	$5,450	5,187	5,305
Morgan Stanley Residential Mortgage Loan Trust 2025-DSC3, ABS	(e)(f)(k)	Real Estate Management & Development	1.9%		09/70	$107,192	5,678	6,221
Morgan Stanley Residential Mortgage Loan Trust 2025-DSC3, ABS	(e)(f)(k)	Real Estate Management & Development	0.3%		09/70	$107,192	555	566
Morgan Stanley Residential Mortgage Loan Trust 2025-HX1, ABS	(e)(f)(k)	Real Estate Management & Development	7.3%		03/70	$2,135	1,871	2,104
Morgan Stanley Residential Mortgage Loan Trust 2025-HX1, ABS	(e)(f)(k)	Real Estate Management & Development	0.3%		03/70	$66,041	362	290
Morgan Stanley Residential Mortgage Loan Trust 2025-HX1, ABS	(e)(f)(k)	Real Estate Management & Development	7.3%		03/70	$1,920	1,733	1,928
Morgan Stanley Residential Mortgage Loan Trust 2025-HX1, ABS	(e)(f)(k)	Real Estate Management & Development	1.1%		03/70	$66,041	2,146	2,727
Morgan Stanley Residential Mortgage Loan Trust 2025-HX1, ABS	(e)(f)(k)	Real Estate Management & Development	7.3%		03/70	$1,410	1,139	1,371
Morgan Stanley Residential Mortgage Loan Trust 2025-NQM6, ABS	(e)(f)(k)	Real Estate Management & Development	6.6%		07/70	$2,468	2,434	2,463
Morgan Stanley Residential Mortgage Loan Trust 2025-NQM6, ABS	(e)(f)(k)	Real Estate Management & Development	7.2%		07/70	$4,481	4,274	4,394
Morgan Stanley Residential Mortgage Loan Trust 2025-NQM6, ABS	(e)(f)(k)	Real Estate Management & Development	1.8%		07/70	$104,209	4,421	5,065
See notes to unaudited consolidated financial statements.

KKR FS Income Trust
Unaudited Consolidated Schedule of Investments (continued)
As of June 30, 2026
(dollar amounts in thousands, except per share amounts, unless otherwise noted)

Portfolio Company(a)	Footnotes	Industry	Rate(b)				Floor(b)	Maturity	Principal Amount(c)/Shares	Amortized Cost	Fair Value(d)
Morgan Stanley Residential Mortgage Loan Trust 2025-NQM6, ABS	(e)(f)(k)	Real Estate Management & Development			0.3%			07/70	$104,209	$561	$485
Morgan Stanley Residential Mortgage Loan Trust 2025-NQM9, ABS	(e)(f)(k)	Financial Services			6.6%			09/70	$2,149	2,140	2,141
Morgan Stanley Residential Mortgage Loan Trust 2025-NQM9, ABS	(e)(f)(k)	Financial Services			7.0%			09/70	$3,425	3,187	3,281
Morgan Stanley Residential Mortgage Loan Trust 2025-NQM9, ABS	(e)(f)(k)	Financial Services			1.8%			09/70	$117,516	5,320	5,247
Morgan Stanley Residential Mortgage Loan Trust 2025-NQM9, ABS	(e)(f)(k)	Financial Services			0.3%			09/70	$117,516	630	652
Morgan Stanley Residential Mortgage Loan Trust 2026-DSC1, ABS	(e)(f)(k)	Real Estate Management & Development			6.5%			01/71	$2,910	2,910	2,888
Morgan Stanley Residential Mortgage Loan Trust 2026-DSC1, ABS	(e)(f)(k)	Real Estate Management & Development			6.8%			01/71	$1,735	1,557	1,586
Morgan Stanley Residential Mortgage Loan Trust 2026-DSC1, ABS	(e)(f)(k)	Real Estate Management & Development			0.3%			01/71	$109,643	623	667
Morgan Stanley Residential Mortgage Loan Trust 2026-DSC1, ABS	(e)(f)(k)	Real Estate Management & Development			1.9%			01/71	$109,643	5,703	6,272
Morgan Stanley Residential Mortgage Loan Trust 2026-DSC1, ABS	(e)(f)(k)	Real Estate Management & Development			6.8%			01/71	$3,303	3,227	3,220
Newday Group Jersey Ltd, ABF Equity	(f)(k)(l)	Financial Services							4,172,556	5,570	8,474
Newday Group Jersey Ltd, Bond	(f)(k)	Financial Services			12.8%	PIK		08/36	£24,700	32,973	32,746
Norway_France, ABF Equity	(f)(k)	Financial Services							873,935	972	1,077
Nottingdale Receivables Limited (FKA TalkTalk Telecom Group Ltd), Revolver	(f)(k)	Telecommunication Services	SA	+	7.0%		1.5%	09/26	£20,505	27,324	27,324
Nottingdale Receivables Limited (FKA TalkTalk Telecom Group Ltd), Revolver	(i)(k)	Telecommunication Services	SA	+	7.0%		1.5%	09/26	£4,412	5,622	5,652
Octane Receivables Trust 2025-1, ABS	(f)(k)	Automobiles & Components			11.8%			04/33	$33	5,761	6,262
Octane Receivables Trust 2025-1, ABS	(e)(f)(k)	Automobiles & Components			7.0%			04/33	$2,574	2,573	2,610
Opendoor Labs Inc, Structured Mezzanine	(f)(k)	Real Estate Management & Development			12.5%			02/29	$8,259	8,259	8,365
Orange Maple 2025-2 DAC, ABF Equity	(f)(k)	Banks							34,529,000	39,979	39,508
PayPal Danube 2, ABF Equity	(f)(k)	Financial Services							13,913,415	16,175	16,479
PayPal Danube 2, ABF Equity	(f)(k)(l)	Financial Services							1,191,743	1,575	1,639
PayPal Europe Sarl et Cie SCA, ABF Equity	(f)(k)	Financial Services							789,601	883	695
Philippine Airlines 777, Term Loan	(f)(k)	Transportation			6.5%			10/27	$4,241	4,241	4,247
Philippine Airlines 777, Term Loan	(f)(k)	Transportation			6.5%			12/27	$4,241	4,241	4,242
Philippine Airlines 777, Term Loan	(i)(k)	Transportation			6.5%			10/27	$2,831	2,831	2,835
Philippine Airlines 777, Term Loan	(i)(k)	Transportation			6.5%			12/27	$2,831	2,831	2,832
Progress Residential 2024-SFR4 Trust, Structured Mezzanine	(e)(f)(k)	Real Estate Management & Development			3.4%			07/41	$6,250	4,927	5,730
See notes to unaudited consolidated financial statements.

KKR FS Income Trust
Unaudited Consolidated Schedule of Investments (continued)
As of June 30, 2026
(dollar amounts in thousands, except per share amounts, unless otherwise noted)

Portfolio Company(a)	Footnotes	Industry	Rate(b)					Floor(b)	Maturity	Principal Amount(c)/Shares	Amortized Cost	Fair Value(d)
Rosemawr Management LLC, ABS	(f)	Utilities			5.0%				08/54	$910	$820	$827
Rosemawr Management LLC, Structured Mezzanine	(f)	Utilities			7.3%				08/54	$411	371	411
Sallie Mae Levered, ABF Equity	(f)(k)(p)	Financial Services								2,146,440	2,146	1,999
Sallie Mae Levered, Bond	(f)(k)(p)	Financial Services			13.0%				11/33	$2,959	2,959	2,959
Sallie Mae Levered, Bond	(f)(k)(p)	Financial Services			13.0%				01/34	$4,320	4,320	4,320
Sallie Mae Levered, Bond	(f)(k)(p)	Financial Services			13.0%				03/34	$1,161	1,161	1,161
Sallie Mae Levered, Bond	(f)(k)(p)	Financial Services			13.0%				03/34	$554	554	554
Sallie Mae Levered, Bond	(f)(k)(p)	Financial Services			13.0%				04/34	$1,185	1,185	1,185
Sallie Mae Levered, Term Loan	(f)(k)(p)	Financial Services	SF	+	2.8%				11/32	$336	336	337
Sallie Mae Levered, Term Loan	(i)(k)(p)	Financial Services	SF	+	2.8%				11/32	$44	44	44
Saluda Grade Alternative Mortgage Trust 2023-LOC2, Structured Mezzanine	(f)(k)	Real Estate Management & Development			18.9%				10/53	$324,980	440	362
Santander Consumer Bank AS, ABF Equity	(f)(k)	Banks								166,929,718	16,737	16,940
Santander Mortgage Asset Receivable Trust 2025-NQM1, ABS	(f)(k)	Real Estate Management & Development			1.4%				01/65	$63,948	1,947	2,366
Santander Mortgage Asset Receivable Trust 2025-NQM1, ABS	(f)(k)	Real Estate Management & Development			0.4%				01/65	$63,948	363	348
Santander Mortgage Asset Receivable Trust 2025-NQM1, ABS	(f)(k)	Real Estate Management & Development			7.3%				01/65	$1,335	1,302	1,248
Santander Mortgage Asset Receivable Trust 2025-NQM1, ABS	(f)(k)	Real Estate Management & Development			7.3%				01/65	$1,295	1,254	1,243
Santander Mortgage Asset Receivable Trust 2025-NQM4, ABS	(e)(f)(k)	Real Estate Management & Development			7.0%				07/65	$9,746	9,422	9,679
Santander Mortgage Asset Receivable Trust 2025-NQM4, ABS	(e)(f)(k)	Real Estate Management & Development			1.5%				07/65	$113,476	3,781	4,380
Santander Mortgage Asset Receivable Trust 2025-NQM4, ABS	(e)(f)(k)	Real Estate Management & Development			0.4%				07/65	$113,476	647	642
SCRIPPS SPV LLC (FKA EW Scripps Co/The), Revolver	(f)(k)	Media & Entertainment	SF	+	6.3%			0.8%	03/28	$10,948	10,948	11,003
SCRIPPS SPV LLC (FKA EW Scripps Co/The), Revolver	(i)(k)	Media & Entertainment	SF	+	6.3%			0.8%	03/28	$4,850	4,850	4,874
Setna SPV I, Term Loan	(f)(k)	Transportation			5.9%				12/31	$12,209	12,209	12,054
Setna SPV I, Term Loan	(i)(k)	Transportation			5.9%				12/31	$191	191	189
SKP German Bank, ABF Equity	(f)(k)	Financial Services								1,305,882	1,534	1,492
Slate Venture Holdings LP, ABF Equity	(f)(l)	Consumer Durables & Apparel								5,523,032	5,523	6,844
Slate Venture Holdings LP, Term Loan	(f)	Consumer Durables & Apparel			10.8%	(0.0% PIK	/ 10.8% PIK)		08/29	$3,129	3,129	3,129
Sotheby's, Revolver	(f)	Consumer Services	SF	+	4.8%			0.8%	02/29	$10,192	10,192	10,192
Sotheby's, Revolver	(i)	Consumer Services	SF	+	4.8%			0.8%	02/29	$15,287	15,287	15,287
SunPower Financial, ABF Equity	(f)(k)	Financial Services								112,454	112	106
See notes to unaudited consolidated financial statements.

KKR FS Income Trust
Unaudited Consolidated Schedule of Investments (continued)
As of June 30, 2026
(dollar amounts in thousands, except per share amounts, unless otherwise noted)

Portfolio Company(a)	Footnotes	Industry	Rate(b)			Floor(b)	Maturity	Principal Amount(c)/Shares	Amortized Cost	Fair Value(d)
Synovus Financial Corp, ABF Equity	(f)(k)	Banks						331,593	$332	$446
TDC LLP, ABF Equity	(f)(k)(l)(p)	Financial Services						72,892	92	93
TDC LLP, Preferred Equity	(f)(k)(p)	Financial Services			8.0%			£2,114	2,730	2,840
TPSI Receivables LLC (Tropicana Products Inc), Revolver	(f)(k)	Food, Beverage & Tobacco	SF	+	4.8%	1.0%	01/29	$9,146	9,146	9,187
TPSI Receivables LLC (Tropicana Products Inc), Revolver	(i)(k)	Food, Beverage & Tobacco	SF	+	4.8%	1.0%	01/29	$2,837	2,837	2,850
Unison Trust 2025-1, ABS	(e)(f)(k)	Real Estate Management & Development			6.0%		07/55	$14,937	13,737	14,074
Vehicle Secured Funding Trust, ABF Equity	(f)(k)	Financial Services						2,440,521	2,441	1,984
Vehicle Secured Funding Trust, Term Loan	(f)(k)	Financial Services			15.0%		01/46	$7,322	7,322	7,322
VIB Trade Receivables DAC (FKA Vibrantz Technologies Inc)	(f)(j)(k)	Materials	SF	+	4.8%	1.0%	04/29	$16,297	16,163	16,297
VIB Trade Receivables DAC (FKA Vibrantz Technologies Inc)	(i)(j)(k)	Materials	SF	+	4.8%	1.0%	04/29	$7,656	7,656	7,656
Vietjet Aviation JSC, Term Loan	(f)(k)	Transportation			9.4%		03/37	$18,914	18,914	18,832
Wood Group Receivables LLC (FKA John Wood Group PLC), Revolver	(f)(k)	Capital Goods	SF	+	5.5%	0.8%	10/28	$12,158	12,087	12,238
Wood Group Receivables LLC (FKA John Wood Group PLC), Revolver	(i)(k)	Capital Goods	SF	+	5.5%	0.8%	10/28	$13,171	13,171	13,258
Total Asset Based Finance									715,836	734,434
Unfunded Commitments									(73,967)	(73,967)
Net Asset Based Finance									641,869	660,467

Equity/Other—0.0%
Affordable Care Inc, Class A Common Stock	(f)(l)	Health Care Equipment & Services						1,001	479	479
Total Equity/Other									479	479
TOTAL INVESTMENTS—159.0%									2,659,181	2,649,164

Money Market Funds (included in cash and cash equivalents)—1.0%
Allspring Government Money Market Fund Select Class	(n)				3.6%				12,856	12,856
Allspring Government Money Market Fund Institutional Class	(n)				3.5%				3,771	3,771
Total Money Market Funds									$16,627	16,627

LIABILITIES IN EXCESS OF OTHER ASSETS—(60.0)%										(1,000,266)
NET ASSETS—100.0%										$1,665,525

See notes to unaudited consolidated financial statements.

KKR FS Income Trust
Unaudited Consolidated Schedule of Investments (continued)
As of June 30, 2026
(dollar amounts in thousands, except per share amounts, unless otherwise noted)

Foreign currency forward contracts

Foreign Currency	Settlement Date	Counterparty	Amount and Transaction			US$ Value at Settlement Date	US$ Value at June 30, 2026	Unrealized Appreciation (Depreciation)
EUR	3/30/28	Goldman Sachs Bank USA		€930	Sold	$1,088	$1,091	$(3)
EUR	5/25/28	Goldman Sachs Bank USA		€1,300	Sold	1,470	1,529	(59)
EUR	5/25/28	Goldman Sachs Bank USA		€548	Sold	605	644	(39)
GBP	12/31/26	Goldman Sachs Bank USA		£650	Sold	871	862	9
GBP	3/30/28	Goldman Sachs Bank USA		£2,500	Sold	3,329	3,314	15
GBP	3/29/29	Goldman Sachs Bank USA		£1,000	Sold	1,319	1,324	(5)
NOK	1/28/28	Goldman Sachs Bank USA	NOK	187,623	Sold	18,723	18,807	(84)
Total						$27,405	$27,571	$(166)
________________
(a)Security may be an obligation of one or more entities affiliated with the named company.
(b)Certain variable rate securities in the Company’s portfolio bear interest at a rate determined by a publicly disclosed base rate plus a basis point spread. As of June 30, 2026, the Secured Overnight Financing Rate, or SOFR or “SF”, was 3.73%, the Sterling Overnight Index Average, or SONIA or “SA”, was 3.75% and the Euro Interbank Offered Rate, or EURIBOR or “E”, was 2.32%. PIK means paid-in-kind. PIK income accruals may be adjusted based on the performance of the underlying investment. Variable rate securities with no floor rate use the respective benchmark rate in all cases.
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
(j)Position or portion thereof unsettled as of June 30, 2026.
(k)The investment, or portion of the investment is not a qualifying asset under the Investment Company Act of 1940, as amended. A business development company may not acquire any asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company’s total assets. As of June 30, 2026, 72.9% of the Company’s total assets represented qualifying assets.
(l)Security is non-income producing.
(m)Asset is on non-accrual status.
(n)Rate represents the 7-day yield as of June 30, 2026.
See notes to unaudited consolidated financial statements.

KKR FS Income Trust
Unaudited Consolidated Schedule of Investments (continued)
As of June 30, 2026
(dollar amounts in thousands, except per share amounts, unless otherwise noted)

(o)Under the Investment Company Act of 1940, as amended, the Company generally is deemed to be an “affiliated person” of a portfolio company if it owns 5% or more of the portfolio company’s voting securities and is generally deemed to “control” a portfolio company if it owns more than 25% of the portfolio company’s voting securities or it has the power to exercise control over the management or policies of such portfolio company. As of June 30, 2026, the Company held investments in portfolio companies of which it may be deemed to be an “affiliated person” but is not deemed to “control”. The following table presents certain information with respect to investments in portfolio companies of which the Company may be deemed to be an affiliated person as of June 30, 2026:

Portfolio Company	Fair Value at December 31, 2025	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at June 30, 2026	Interest Income(3)	PIK Income(3)	Fee Income(3)	Dividend and Other Income(3)
Asset Based Finance
Bond Aviation Holdings LLC, ABF Equity	$80	$—	$—	$—	$41	$121	$—	$—	$—	$—
Bond Aviation Holdings LLC, Term Loan	4,934	10,481	—	—	—	15,415	481	—	43	—
Bond Aviation Holdings LLC, Term Loan	711	—	—	—	—	711	27	—	—	—
GreenSky Holdings LLC, ABF Equity	1,806	—	—	—	214	2,020	—	—	—	—
GreenSky Holdings LLC, ABF Equity	1,908	—	(426)	—	138	1,620	—	—	—	92
GreenSky Holdings LLC, Term Loan	4,593	—	(461)	—	—	4,132	—	203	—	—
Total	$14,032	$10,481	$(887)	$—	$393	$24,019	$508	$203	$43	$92
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
(3)Interest, PIK, Fee and Dividend and Other income presented for the full six months ended June 30, 2026.
See notes to unaudited consolidated financial statements.

KKR FS Income Trust
Unaudited Consolidated Schedule of Investments (continued)
As of June 30, 2026
(dollar amounts in thousands, except per share amounts, unless otherwise noted)

(p)Under the Investment Company Act of 1940, as amended, the Company generally is deemed to be an “affiliated person” of a portfolio company if it owns 5% or more of the portfolio company’s voting securities and is generally deemed to “control” a portfolio company if it owns more than 25% of the portfolio company’s voting securities or it has the power to exercise control over the management or policies of such portfolio company. As of June 30, 2026, the Company held investments in portfolio companies of which it may be deemed to be an “affiliated person” and may be deemed to “control”. The following table presents certain information with respect to investments in portfolio companies of which the Company may be deemed to be an affiliated person and may be deemed to control as of June 30, 2026:

Portfolio Company	Fair Value at December 31, 2025	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at June 30, 2026	Interest Income(3)	PIK Income(3)	Fee Income(3)	Dividend and Other Income(3)
Asset Based Finance
Altitude III, ABF Equity	$—	$227	$—	$—	$—	$227	$—	$—	$—	$—
Australis Maritime II, ABF Equity	814	—	—	—	9	823	—	—	—	25
Discover Financial Services, ABF Equity	4,574	—	(14)	—	(385)	4,175	—	—	—	232
Discover Financial Services, Subordinated Loan	7,896	—	(26)	—	—	7,870	668	—	—	—
Galaxy Container, ABF Equity	236	—	—	—	(2)	234	—	—	—	—
Galaxy Container, Bond	—	204	—	—	—	204	—	4	—	—
Galaxy Container, Bond	—	647	—	—	—	647	—	19	—	—
Galaxy Container, Bond	—	397	—	—	—	397	—	4	—	—
Kilter Finance 2.0, Common Stock	—	1,946	—	—	40	1,986	—	—	—	—
KKR Altitude II Offshore Aggregator LP, Partnership Interest	2,502	232	—	—	61	2,795	—	—	16	141
KSC I Aircraft LP, ABF Equity	19,442	39,588	—	—	184	59,214	—	—	—	611
Sallie Mae Levered, ABF Equity	1,089	1,601	(598)	—	(93)	1,999	—	—	—	454
Sallie Mae Levered, Bond	4,319	—	(1,360)	—	—	2,959	329	—	—	—
Sallie Mae Levered, Bond	—	4,320	—	—	—	4,320	267	—	—	—
Sallie Mae Levered, Bond	—	1,161	—	—	—	1,161	33	—	—	—
Sallie Mae Levered, Bond	—	554	—	—	—	554	13	—	—	—
Sallie Mae Levered, Bond	—	1,185	—	—	—	1,185	40	—	—	—
Sallie Mae Levered, Term Loan	130	225	(19)	—	1	337	10	—	1	—
TDC LLP, ABF Equity	90	5	—	—	(2)	93	—	—	—	—
TDC LLP, Preferred Equity	2,446	401	—	—	(7)	2,840	202	—	—	—
Total	$43,538	$52,693	$(2,017)	$—	$(194)	$94,020	$1,562	$27	$17	$1,463
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
(3)Interest, PIK, Fee and Dividend and Other income presented for the full six months ended June 30, 2026.
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
(l)Security is non-income producing.
(m)Under the Investment Company Act of 1940, as amended, the Company generally is deemed to be an “affiliated person” of a portfolio company if it owns 5% or more of the portfolio company’s voting securities and is generally deemed to “control” a portfolio company if it owns more than 25% of the portfolio company’s voting securities or it has the power to exercise control over the management or policies of such portfolio company. As of December 31, 2025, the Company held investments in portfolio companies of which it may be deemed to be an “affiliated person” but is not deemed to “control”. The following table presents certain information with respect to investments in portfolio companies of which the Company may be deemed to be an affiliated person as of December 31, 2025:

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

KKR FS Income Trust
Consolidated Schedule of Investments (continued)
As of December 31, 2025
(dollar amounts in thousands, except per share amounts, unless otherwise noted)

(n)Under the Investment Company Act of 1940, as amended, the Company generally is deemed to be an “affiliated person” of a portfolio company if it owns 5% or more of the portfolio company’s voting securities and is generally deemed to “control” a portfolio company if it owns more than 25% of the portfolio company’s voting securities or it has the power to exercise control over the management or policies of such portfolio company. As of December 31, 2025, the Company held investments in portfolio companies of which it may be deemed to be an “affiliated person” and may be deemed to “control”. The following table presents certain information with respect to investments in portfolio companies of which the Company may be deemed to be an affiliated person and may be deemed to control as of December 31, 2025:

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
The Company has various wholly-owned subsidiaries, including special-purpose financing subsidiaries and subsidiaries through which it holds interests in portfolio companies. The unaudited consolidated financial statements include both the Company’s accounts and the accounts of its wholly-owned subsidiaries as of June 30, 2026. All intercompany transactions have been eliminated in consolidation. Certain of the Company’s consolidated subsidiaries are subject to U.S. federal and state income taxes.
Note 2. Summary of Significant Accounting Policies
Basis of Presentation: The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, for interim financial information and with the instructions for Form 10-Q and Articles 6, 10 and 12 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For a more complete discussion of significant accounting policies and certain other information, the Company’s interim unaudited consolidated financial statements should be read in conjunction with its audited consolidated financial statements as of and for the year ended December 31, 2025 included in the Company’s annual report on Form 10-K, filed with the U.S. Securities and Exchange Commission, or the SEC. Operating results for the three and six months ended June 30, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026. The December 31, 2025 consolidated statement of assets and liabilities and consolidated schedule of investments are derived from the Company’s audited consolidated financial statements as of and for the year ended December 31, 2025. The Company is considered an investment company under GAAP and follows the accounting and reporting guidance applicable to investment companies under Financial Accounting Standards Board, or FASB, Accounting Standards Codification Topic 946, Financial Services—Investment Companies. The Company has evaluated the impact of subsequent events through the date the unaudited consolidated financial statements were issued and filed with the SEC.
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
Costs associated with the offering of Common Shares are capitalized as deferred offering expenses and included as prepaid and other assets on the consolidated statements of assets and liabilities and eligible to be amortized over a twelve-month period. As of June 30, 2026 and December 31, 2025, the Adviser has paid $6,555 and $5,972, respectively, in organizational and offering expenses, and are subject to reimbursement as described above.
Subordinated Income Incentive Fee: Pursuant to the terms of the Advisory Agreement, the Adviser may be entitled to receive a subordinated income incentive fee. The subordinated income incentive fee under the Advisory Agreement, which is calculated and payable quarterly in arrears commencing with the first full calendar quarter after the date of the Company’s election to be regulated as a BDC under the 1940 Act on March 31, 2023, or the BDC Election Date, equals 12.5% of the Company’s “pre-incentive fee net investment income” for the immediately preceding quarter (or portion thereof with respect to the quarter in which the BDC Election Date occurs) and is subject to a hurdle rate, expressed as a rate of return on the value of the Company’s net assets, equal to 1.25% per quarter, or an annualized hurdle rate of 5.0%. As a result, the Adviser will not earn this incentive fee for any quarter until the Company’s pre-incentive fee net investment income for such quarter exceeds the hurdle rate of 1.25%. Once the Company’s pre-incentive fee net investment income in any quarter exceeds the hurdle rate, the Adviser will be entitled to a “catch-up” fee equal to the amount of the pre-incentive fee net investment income in excess of the hurdle rate, until the Company’s pre-incentive fee net investment income for such quarter equals 1.43%, or 5.72% annually, of net assets. Thereafter, the Adviser will be entitled to receive 12.5% of pre-incentive fee net investment income.
The Adviser agreed to waive the Company’s base management fee and subordinated income incentive fee through September 30, 2025.
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
Loan origination fees, original issue discount and market discount are capitalized and the Company accretes such amounts as interest income over the respective term of the loan or security. Upon the prepayment of a loan or security, any unamortized loan origination fees and original issue discount are recorded as interest income. Structuring and other non-recurring upfront fees are recorded as fee income when earned. For the six months ended June 30, 2026 and 2025, the Company recognized $3,483 and $3,072, respectively, in structuring fee revenue. The Company records prepayment premiums on loans and securities as fee income when it receives such amounts.
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
Note 3. Share Transactions
Below is a summary of transactions with respect to shares of the Company’s Common Shares during the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30,
	2026		2025
	Shares	Amount	Shares	Amount
Gross Proceeds from Offering	8,325,131	$245,471	9,957,124	$294,997
Reinvestment of Distributions	483,924	14,253	338,615	10,031
Share Repurchase Program	(3,361,948)	(98,591)	(18,836)	(547)
Net Proceeds from Share Transactions	5,447,107	$161,133	10,276,903	$304,481

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
As of June 30, 2026, the Company has issued 60,926,345 Class I shares in the Private Offering for gross proceeds of $1,790,822, including Class I shares issued under its distribution reinvestment plan. Of the 60,926,345 Class I shares issued in the Private Offering, 8,995,947 shares were issued to investors with capital commitments to the Company in exchange for an aggregate of $254,500 in capital contributions. As of June 30, 2026, the Company had received capital commitments of $420,000 from investors in the Private Offering, 60.6% of which has been called for funding. In addition to $165,500 in aggregate amount of remaining uncalled capital commitments for Class I shares, the Company intends to continue selling Class I shares in the Private Offering on a monthly basis.
During the six months ended June 30, 2026 and 2025, the Company issued 8,809,055 and 10,295,739 Class I shares, respectively, for gross proceeds of $259,724 and $305,028, respectively, at an average price per share of $29.48 and $29.63, respectively. The gross proceeds received during the six months ended June 30, 2026 and 2025 include reinvested shareholder distributions of $14,253 and $10,031, respectively, for which the Company issued 483,924 and 338,615 Class I shares, respectively, under its distribution reinvestment plan.
During the period from July 1, 2026 to July 31, 2026, the Company issued 315,016 Class I shares for gross proceeds of $9,158 at an average price per share of $29.07. The gross proceeds received during the period from July 1, 2026 to July 31, 2026 include reinvested shareholder distributions of $2,275 for which the Company issued 78,255 Class I shares under its distribution reinvestment plan.
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
The following table sets forth information regarding repurchases of Common Shares effectuated under the Company’s discretionary share repurchase program during the six months ended June 30, 2026:

Repurchase Date	Offer Date	Tender Offer Expiration	Purchase Price per Share	Common Shares Repurchased(1)	Aggregate Dollar Amount of Common Shares Accepted for Repurchase(1)
January 2, 2026	December 1, 2025	December 29, 2025	$29.75	781,888	$23,252
April 1, 2026	March 2, 2026	March 30, 2026	$29.25	2,580,060	75,339
Total				3,361,948	$98,591
________________
(1)Certain of the amounts herein have been rounded for convenience of presentation.
On June 1, 2026, the Company commenced a tender offer pursuant to which it offered to repurchase up to 2,819,258 Common Shares tendered prior to the offer expiring on June 29, 2026. During the period from July 1, 2026 to July 31, 2026, the Company repurchased 930,353 Common Shares that were validly tendered by shareholders at a purchase price of $29.07 per share for aggregate consideration, net of any applicable Early Repurchase Deduction, of $27,028.
Note 4. Related Party Transactions
Compensation of the Investment Adviser and its Affiliates
Pursuant to the Advisory Agreement, the Adviser is entitled to a base management fee calculated at an annual rate of 1.25% of the average monthly value of the Company’s net assets during the most recently completed quarter and an incentive fee based on the Company’s performance. See Note 2 for a discussion of the capital gains and subordinated income incentive fees that the Adviser may be entitled to under the Advisory Agreement. The Adviser agreed to waive the base management fee and the subordinated income incentive fee under the Advisory Agreement through September 30, 2025.

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
The following table describes the fees and expenses accrued under the Advisory Agreement, the Administration Agreement and the Expense Support Agreement (as defined herein), as applicable, during the three and six months ended June 30, 2026 and 2025:

Related Party			Three Months Ended June 30,		Six Months Ended June 30,
	Source Agreement	Description	2026	2025	2026	2025
The Adviser	Investment advisory agreement	Base Management Fee(1)	$5,030	$3,347	$10,037	$6,155
The Adviser	Investment advisory agreement	Capital Gains Incentive Fee(2)	$—	$(18)	$(2,947)	$498
The Adviser	Investment advisory agreement	Subordinated Income Incentive Fee(3)	$5,020	$3,680	$9,896	$6,875
The Adviser	Administration agreement	Administrative Services Expenses(4)	$1,012	$546	$1,698	$1,138
The Adviser	Administration agreement	Organizational & Offering Costs(5)	$—	$440	$—	$440
________________
(1)The Adviser agreed to waive all management fees accrued under the Advisory Agreement through September 30, 2025. As of June 30, 2026, $5,030 in management fees were payable to the Adviser.
(2)During the six months ended June 30, 2026 and 2025, the Company accrued capital gains incentive fees of $(2,947) and $498, respectively, based on the performance of its portfolio. As of June 30, 2026, the Company had no capital gains incentive fees payable. No capital gains incentive fees are actually payable by the Company with respect to unrealized gains unless and until those gains are actually realized. See Note 2 for a discussion of the methodology employed by the Company in calculating the capital gains incentive fees.
(3)The Adviser agreed to waive all subordinated income incentive fees accrued under the Advisory Agreement through September 30, 2025. As of June 30, 2026, $5,020 in subordinated income incentive fees were payable to the Adviser.
(4)During the six months ended June 30, 2026 and 2025, $1,671 and $1,022, respectively, of administrative services expenses related to the allocation of costs of administrative personnel for services rendered to the Company by the Adviser and the remainder related to other reimbursable expenses, including reimbursement of fees related to transactional expenses for prospective investments, such as fees and expenses associated with performing due diligence reviews of investments that do not close, often referred to as “broken deal” costs. Broken deal costs were $92 and $86 for the six months ended June 30, 2026 and 2025, respectively. The Company paid $1,213 and $631 in administrative services expenses to the Adviser during the six months ended June 30, 2026 and 2025, respectively.
(5)The Adviser previously agreed to advance all of the Company’s organizational and offering expenses on the Company’s behalf through a date determined by the Adviser in its discretion. As of June 30, 2026, the Company incurred organizational and offering expenses of $991 and $5,564, respectively, which expenses the Adviser elected to cover pursuant to the Expense Support Agreement, subject to reimbursement by the Company pursuant to its terms. In no event will the Company bear in excess of $1.5 million in organizational expenses; the Adviser has agreed to be responsible for any organizational expenses in excess of $1.5 million. During the six months ended June 30, 2026 and 2025, the Company expensed organizational and offering costs of $0 and $440, respectively, which related to reimbursements to the Adviser for organizational and offering costs incurred on the Company’s behalf, including salaries and other direct expenses of the Adviser’s personnel and employees of its affiliates in connection with the offering of the Company’s Common Shares.

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
Affiliated Borrowing
The Company is permitted to borrow from an affiliate of the Adviser. Such borrowings do not accrue interest, are unsecured and repaid within 1-2 days. During the six months ended June 30, 2026 and 2025, the Company borrowed $17,188 and $0, respectively, under this arrangement. There were no borrowings outstanding as of June 30, 2026.
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
On June 11, 2026, the Company and the Adviser received an updated form of co-investment exemptive relief from the SEC, or the Co-Investment Exemptive Order, to allow certain managed funds and investment vehicles, each of whose investment adviser is the Adviser or an investment adviser controlling, controlled by or under common control with the Adviser, or other affiliated entities, to participate in negotiated co-investment transactions, including investments originated and directly negotiated by the Adviser or KKR Credit, where doing so is consistent with regulatory requirements and other pertinent factors, and pursuant to the conditions of the exemptive relief. The Co-Investment Exemptive Order supersedes the January 5, 2021 co-investment exemptive relief order and simplifies certain of the conditions and provide more flexibility than the prior order.
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
As of June 30, 2026, the full $35,000 of capital commitments under the Seed Contribution had been called and funded.
As of June 30, 2026, an additional $219,500 of capital commitments from third-party private investors had been called and funded in connection with the Private Offering.
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
For the six months ended June 30, 2026 and the year ended December 31, 2025, there were no Expense Payments that the Adviser agreed to pay, subject to reimbursement by the Company in accordance with the Expense Support Agreement. As of June 30, 2026, there are no remaining amounts of previously waived expenses subject to recoupment.
Note 5. Distributions
The following tables reflect the cash distributions per share that the Company has declared on its Common Shares during the six months ended June 30, 2026 and 2025:

	For the Six Months Ended June 30, 2026
Date Declared	Distribution	Record Date	Payment Date	Distribution per Share
January 12, 2026	Regular	January 30, 2026	February 25, 2026	$0.225
February 6, 2026	Regular	February 27, 2026	March 27, 2026	0.225
March 3, 2026	Regular	March 31, 2026	April 28, 2026	0.225
April 13, 2026	Regular	April 30, 2026	May 27, 2026	0.225
April 30, 2026	Regular	May 29, 2026	June 26, 2026	0.225
June 8, 2026	Regular	June 30, 2026	July 29, 2026	0.225
Total				$1.350

	For the Six Months Ended June 30, 2025
Date Declared	Distribution	Record Date	Payment Date	Distribution per Share
January 10, 2025	Regular	January 31, 2025	February 26, 2025	$0.250
February 11, 2025	Regular	February 28, 2025	March 27, 2025	0.250
March 10, 2025	Regular	March 31, 2025	April 28, 2025	0.250
March 10, 2025	Special	March 31, 2025	April 28, 2025	0.100
April 14, 2025	Regular	April 30, 2025	May 28, 2025	0.250
May 9, 2025	Regular	May 30, 2025	June 26, 2025	0.250
June 6, 2025	Regular	June 30, 2025	July 29, 2025	0.250
Total				$1.600
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
The following table reflects the sources of the cash distributions on a tax basis that the Company has paid on its Common Shares during the six months ended June 30, 2026 and 2025:

Six Months Ended June 30,
	2026		2025
Source of Distribution	Distribution Amount	Percentage	Distribution Amount	Percentage
Offering proceeds	$—	—	$—	—
Borrowings	—	—	—	—
Net investment income(1)	74,403	100%	54,468	100%
Short-term capital gains proceeds from the sale of assets	—	—	—	—
Long-term capital gains proceeds from the sale of assets	—	—	—	—
Non-capital gains proceeds from the sale of assets	—	—	—	—
Distributions on account of preferred and common equity	—	—	—	—
Total	$74,403	100%	$54,468	100%
________________
(1)During the six months ended June 30, 2026 and 2025, 96.7% and 95.1%, respectively, of the Company’s gross investment income was attributable to cash income earned, 0.5% and 1.4%, respectively, was attributable to non-cash accretion of discount and 2.8% and 3.5%, respectively, was attributable to paid-in-kind, or PIK, interest.
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
As of June 30, 2026 and December 31, 2025, the Company’s gross unrealized appreciation on a tax basis was $33,059 and $36,745, respectively. As of June 30, 2026 and December 31, 2025, the Company’s gross unrealized depreciation on a tax basis was $42,697 and $12,813, respectively.
The aggregate cost of the Company’s investments for U.S. federal income tax purposes totaled $2,658,633 and $2,596,699 as of June 30, 2026 and December 31, 2025, respectively. The aggregate net unrealized appreciation (depreciation) on investments on a tax basis was $(9,469) and $28,396 as of June 30, 2026 and December 31, 2025, respectively. The aggregate net unrealized appreciation (depreciation) on investments on a tax basis excludes net unrealized appreciation (depreciation) from foreign currency forward contracts and foreign currency transactions. Net capital losses may be carried forward indefinitely, and their character is retained as short-term or long-term losses. As of June 30, 2026, the Company had no capital loss carryforwards available to offset future realized capital gains.
Note 6. Investment Portfolio
The following table summarizes the composition of the Company’s investment portfolio at cost and fair value as of June 30, 2026 and December 31, 2025:

	June 30, 2026 (Unaudited)			December 31, 2025
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$2,014,547	$1,985,852	75.0%	$1,954,430	$1,964,215	74.8%
Subordinated Debt	2,286	2,366	0.1%	1,938	2,015	0.1%
Asset Based Finance	641,869	660,467	24.9%	640,556	658,865	25.1%
Equity/Other	479	479	0.0%	—	—	—
Total	$2,659,181	$2,649,164	100.0%	$2,596,924	$2,625,095	100.0%
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
As of June 30, 2026, the Company held investments in two portfolio companies of which it may be deemed to be an “affiliated person” but is not deemed to “control.” As of June 30, 2026, the Company held investments in nine portfolio companies of which it may be deemed to “control.” For additional information with respect to such portfolio companies, see footnotes (o) and (p) to the unaudited consolidated schedule of investments as of June 30, 2026.
As of December 31, 2025, the Company held investments in two portfolio companies of which it may be deemed to be an “affiliated person” but was not deemed to “control.” As of December 31, 2025, the Company held investments in seven portfolio companies of which it may be deemed to “control.” For additional information with respect to such portfolio companies, see footnotes (m) and (n) to the consolidated schedule of investments as of December 31, 2025.
The Company’s investment portfolio may contain loans and other unfunded arrangements that are in the form of lines of credit, revolving credit facilities, delayed draw credit facilities or other investments, which require the Company to provide funding when requested by portfolio companies in accordance with the terms of the underlying agreements. As of June 30, 2026, the Company had unfunded debt investments with aggregate unfunded commitments of $510,744 and unfunded equity/other commitments of $15,095. As of December 31, 2025, the Company had unfunded debt investments with aggregate unfunded commitments of $548,706 and unfunded equity/other commitments of $9,616. The Company maintains sufficient cash on hand and available capital in connection with undrawn commitments to fund such unfunded commitments should the need arise. For additional details regarding the Company’s unfunded debt investments, see the Company’s unaudited consolidated schedule of investments as of June 30, 2026 and the Company’s audited consolidated schedule of investments as of December 31, 2025.
The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of June 30, 2026 and December 31, 2025:

	June 30, 2026 (Unaudited)		December 31, 2025
Industry Classification	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Automobiles & Components	$8,872	0.3%	$8,367	0.3%
Banks	56,894	2.2%	62,483	2.4%
Capital Goods	403,634	15.2%	387,085	14.7%
Commercial & Professional Services	276,084	10.4%	291,011	11.1%
Consumer Durables & Apparel	9,973	0.4%	11,078	0.4%
Consumer Services	129,408	4.9%	122,173	4.7%
Consumer Staples Distribution & Retail	36,362	1.4%	15,981	0.6%
Equity Real Estate Investment Trusts (REITs)	—	—	17,253	0.7%
Financial Services	342,405	12.9%	327,038	12.5%
Food, Beverage & Tobacco	13,906	0.5%	32,615	1.2%
Health Care Equipment & Services	251,277	9.5%	247,745	9.4%
Household & Personal Products	—	—	6,237	0.2%
Insurance	175,759	6.6%	177,799	6.8%
Materials	42,474	1.6%	62,474	2.4%
Media & Entertainment	48,076	1.8%	50,557	1.9%
Pharmaceuticals, Biotechnology & Life Sciences	17,193	0.7%	25,530	1.0%
Real Estate Management & Development	124,036	4.7%	121,281	4.6%
Software & Services	568,540	21.5%	533,769	20.3%
Technology Hardware & Equipment	212	0.0%	264	0.0%
Telecommunication Services	27,354	1.0%	10,801	0.4%
Transportation	115,467	4.4%	112,139	4.3%
Utilities	1,238	0.0%	1,415	0.1%
Total	$2,649,164	100.0%	$2,625,095	100.0%

KKR FS Income Trust
Notes to Unaudited Consolidated Financial Statements (continued)
(dollar amounts in thousands, except per share amounts, unless otherwise noted)

Note 7. Financial Instruments
The following is a summary of the fair value and location of the Company’s derivative instruments not designated as a qualifying hedge accounting relationship in the consolidated statements of assets and liabilities held as of June 30, 2026 and December 31, 2025:

Derivative Instrument	Statement Location	June 30, 2026 (Unaudited)	December 31, 2025
Foreign currency forward contracts	Unrealized appreciation on foreign currency forward contracts	$24	$321
Foreign currency forward contracts	Unrealized depreciation on foreign currency forward contracts	(190)	(208)
Total		$(166)	$113
Net realized and unrealized gains and losses on derivative instruments not designated as a qualifying hedge accounting relationship recorded by the Company for the six months ended June 30, 2026 and 2025 are in the following locations in the unaudited consolidated statements of operations:

		Six Months Ended June 30,
Derivative Instrument	Statement Location	2026	2025
Foreign currency forward contracts	Net realized gain (loss) on foreign currency forward contracts	$(20)	$(88)
Foreign currency forward contracts	Net change in unrealized appreciation (depreciation) on foreign currency forward contracts	(279)	(504)
Total		$(299)	$(592)
Offsetting of Derivative Instruments
The Company has derivative instruments that are subject to master netting agreements. These agreements include provisions to offset positions with the same counterparty in the event of default by one of the parties. The Company’s unrealized appreciation and depreciation on derivative instruments are reported as gross assets and liabilities, respectively, in the consolidated statements of assets and liabilities. The following tables present the Company’s assets and liabilities related to derivatives by counterparty, net of amounts available for offset under a master netting arrangement and net of any collateral received or pledged by the Company for such assets and liabilities as of June 30, 2026 and December 31, 2025:

	As of June 30, 2026 (Unaudited)
Counterparty	Derivative Assets Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash Collateral Received(1)	Cash Collateral Received(1)	Net Amount of Derivative Assets(2)
Goldman Sachs Bank USA	$24	$(24)	$—	$—	$—
Total	$24	$(24)	$—	$—	$—
Counterparty	Derivative Liabilities Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash Collateral Pledged(1)	Cash Collateral Pledged(1)	Net Amount of Derivative Liabilities(3)
Goldman Sachs Bank USA	$(190)	$24	$—	$—	$(166)
Total	$(190)	$24	$—	$—	$(166)

	As of December 31, 2025
Counterparty	Derivative Assets Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash Collateral Received(1)	Cash Collateral Received(1)	Net Amount of Derivative Assets(2)
Goldman Sachs Bank USA	$321	$(208)	$—	$—	$113
Total	$321	$(208)	$—	$—	$113
Counterparty	Derivative Liabilities Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash Collateral Pledged(1)	Cash Collateral Pledged(1)	Net Amount of Derivative Liabilities(3)
Goldman Sachs Bank USA	$(208)	$208	$—	$—	$—
Total	$(208)	$208	$—	$—	$—
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
The average notional balance of foreign currency forward contracts during the six months ended June 30, 2026 and 2025 were $29,521 and $5,677, respectively.
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
As of June 30, 2026 and December 31, 2025, the Company’s investments were categorized as follows in the fair value hierarchy:

Valuation Inputs	June 30, 2026 (Unaudited)	December 31, 2025
Level 1—Price quotations in active markets	$—	$—
Level 2—Significant other observable inputs	193,350	244,873
Level 3—Significant unobservable inputs	2,455,814	2,380,222
	$2,649,164	$2,625,095
As of June 30, 2026 and December 31, 2025, the Company had $16,627 and $50,527, respectively, of cash equivalents invested in money market funds which were categorized as Level 1 in the fair value hierarchy. In addition, the Company had foreign currency forward contracts, as described in Note 7, which were categorized as Level 2 in the fair value hierarchy as of June 30, 2026 and December 31, 2025.
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
The following is a reconciliation of investments for which significant unobservable inputs (Level 3) were used in determining fair value for the six months ended June 30, 2026 and 2025:

	For the Six Months Ended June 30, 2026
	Senior Secured Loans—First Lien	Subordinated Debt	Asset Based Finance	Equity/Other	Total
Fair value at beginning of period	$1,839,213	$2,015	$538,994	$—	$2,380,222
Accretion of discount (amortization of premium)	1,096	1	1,312	—	2,409
Net realized gain (loss)	(1,406)	—	808	—	(598)
Net change in unrealized appreciation (depreciation)	(31,893)	3	(3,005)	—	(34,895)
Purchases	287,714	206	170,433	479	458,832
Paid-in-kind interest	1,489	141	1,512	—	3,142
Sales and repayments	(180,541)	—	(172,757)	—	(353,298)
Transfers into Level 3	—	—	—	—	—
Transfers out of Level 3	—	—	—	—	—
Fair value at end of period	$1,915,672	$2,366	$537,297	$479	$2,455,814
The amount of total gains or (losses) for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$(31,821)	$3	$(1,795)	$—	$(33,613)

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
The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements as of June 30, 2026 and December 31, 2025 were as follows:

Type of Investment	Fair Value at June 30, 2026 (Unaudited)	Valuation Technique	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input(1)
Senior Debt	$1,882,961	Discounted Cash Flow	Discount Rate	4.3% - 15.6% (9.3%)	Decrease
	3,980	Waterfall	EBITDA Multiple	6.7x - 16.7x (14.1x)	Increase
	28,731	Cost(2)
Subordinated Debt	2,160	Discounted Cash Flow	Discount Rate	14.1% - 14.1% (14.1%)	Decrease
	206	Waterfall	EBITDA Multiple	7.2x - 7.2x (7.2x)	Increase
Asset Based Finance	517,773	Discounted Cash Flow	Discount Rate	6.1% - 43.1% (11.2%)	Decrease
	9,445	Cost(2)
	10,079	Other(3)
Equity/Other	479	Waterfall	EBITDA Multiple	7.2x - 7.2x (7.2x)	Increase
Total	$2,455,814

Type of Investment	Fair Value at December 31, 2025	Valuation Technique	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input(1)
Senior Debt	$1,667,582	Discounted Cash Flow	Discount Rate	4.6% - 12.7% (8.4%)	Decrease
	171,631	Cost(2)
Subordinated Debt	2,015	Discounted Cash Flow	Discount Rate	14.1% - 14.1% (14.1%)	Decrease
Asset Based Finance	298,014	Discounted Cash Flow	Discount Rate	4.7% - 43.7% (9.9%)	Decrease
	130,135	Cost(2)
	110,845	Other(3)
Total	$2,380,222
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

KKR FS Income Trust
Notes to Unaudited Consolidated Financial Statements (continued)
(dollar amounts in thousands, except per share amounts, unless otherwise noted)

Note 9. Financing Arrangements
In accordance with the 1940 Act, the Company is allowed to borrow amounts such that its asset coverage, as calculated pursuant to the 1940 Act, equals at least 150% after such borrowing. As of June 30, 2026, the aggregate amount outstanding of the senior securities issued by the Company was $1,018,489. As of June 30, 2026, the Company’s asset coverage was 264%.
The following tables present summary information with respect to the Company’s outstanding financing arrangements as of June 30, 2026 and December 31, 2025. For additional information regarding these financing arrangements, see the notes to the Company’s audited consolidated financial statements contained in its annual report on Form 10-K for the year ended December 31, 2025. See Note 9 to the financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026 for a description of amendments or other changes to the financing arrangements during the three months ended March 31, 2026. Any significant changes to the Company’s financing arrangements during the three months ended June 30, 2026 are discussed below.

	As of June 30, 2026 (Unaudited)
Arrangement	Type of Arrangement	Rate	Amount Outstanding		Amount Available	Maturity Date
Senior Secured Revolving Credit Facility(1)	Revolving Credit Facility	SOFR+2.25%(2)	$219,989	(3)	$530,011	May 28, 2031
K-FIT AB-1 Credit Facility(1)	Revolving Credit Facility	SOFR+1.85%(2)	456,250		43,750	October 16, 2030
K-FIT CO-1 Credit Facility(1)	Revolving Credit Facility	SOFR+1.85%(2)	342,250		57,750	March 4, 2030
Total			$1,018,489		$631,511
________________
(1)The carrying amount outstanding under the facility approximates its fair value.
(2)The benchmark rate is subject to a 0% floor.
(3)Amount includes borrowings in Euros and British pounds. Euro balance outstanding of €73,250 has been converted to U.S. dollars at an exchange rate of €1.00 to $1.14 as of June 30, 2026. British pound balance outstanding of £84,000 has been converted to U.S. dollars at an exchange rate of £1.00 to $1.33 as of June 30, 2026 to reflect total amount outstanding in U.S. dollars.

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
For the six months ended June 30, 2026 and 2025, the components of total interest expense for the Company’s financing arrangements were as follows:

	Six Months Ended June 30,
	2026			2025
Arrangement(1)	Direct Interest Expense(2)	Amortization of Deferred Financing Costs	Total Interest Expense	Direct Interest Expense(2)	Amortization of Deferred Financing Costs	Total Interest Expense
Senior Secured Revolving Credit Facility	$9,517	$528	$10,045	$2,590	$244	$2,834
K-FIT AB-1 Credit Facility	12,574	497	13,071	7,710	374	8,084
K-FIT CO-1 Credit Facility	9,527	379	9,906	2,700	137	2,837
Total	$31,618	$1,404	$33,022	$13,000	$755	$13,755

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
The Company’s average borrowings and weighted average interest rate, including the effect of non-usage fees, for the six months ended June 30, 2026 were $1,118,109 and 5.66%, respectively. As of June 30, 2026, the Company’s weighted average effective interest rate on borrowings, including the effect of non-usage fees, was 5.68%.
The Company’s average borrowings and weighted average interest rate, including the effect of non-usage fees, for the six months ended June 30, 2025 were $380,622 and 6.83%, respectively. As of June 30, 2025, the Company’s weighted average effective interest rate on borrowings, including the effect of non-usage fees, was 6.73%.
Under its financing arrangements, the Company has made certain representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar financing arrangements. The Company was in compliance with all covenants required by its financing arrangements as of June 30, 2026.
Senior Secured Revolving Credit Facility
On May 28, 2026, the Company entered into a Third Amendment to Senior Secured Revolving Credit Agreement, or the Third Amendment, amending that certain Senior Secured Revolving Credit Agreement, originally dated as of July 19, 2023 (as previously amended by that certain First Amendment to Senior Secured Revolving Credit Agreement, dated as of January 26, 2024, and that certain Second Amendment to Senior Secured Revolving Credit Agreement, dated as of March 17, 2026), or the Credit Agreement, by and among the Company, as borrower, the subsidiary guarantors party thereto, the lenders and issuing banks from time to time party thereto, and Sumitomo Mitsui Banking Corporation, as administrative agent and collateral agent.
The Third Amendment provides for, among other things, (i) an increase in the applicable margin from 2.125% to 2.25% per annum; (ii) the removal of a 0.10% credit adjustment spread with respect to borrowings in U.S. dollars; (iii) an extension of the commitment termination date from July 19, 2027 to May 28, 2030; (iv) an extension of the maturity date from July 19, 2028 to May 28, 2031; (v) an increase of the accordion provision to permit increases to the total facility amount to an amount of up to $1.2 billion; (vi) an increase in the aggregate revolving commitments under the Credit Agreement from $570,000 to $750,000; and (vii) a reset of the minimum shareholders’ equity test.
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
During the six months ended June 30, 2026, the Company purchased investments, including unfunded commitments, with a cost of $35,863 from the Financing Provider. As of June 30, 2026, $8,981 of these purchases from the Financing Provider are included in payable for investments purchased in the unaudited consolidated statement of assets and liabilities. For the period from July 1, 2026 through July 31, 2026, there were no investments purchased by the Company from the Financing Provider.
As of June 30, 2026, the conditions precedent to the Company’s obligation to purchase any additional investments from the Financing Provider had not been met. The Company did not hold any beneficial interest in the warehouse.
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
Unfunded commitments to provide funds to portfolio companies are not recorded in the Company’s consolidated statements of assets and liabilities. Since these commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. The Company has sufficient liquidity to fund these commitments. As of June 30, 2026, the Company’s unfunded commitments consisted of the following:

Category / Company(1)	Commitment Amount
Senior Secured Loans—First Lien
AGS Health LLC	$596
AGS Health LLC	1,679
A-Lign Assurance LLC	3,287
A-Lign Assurance LLC	1,570
Apex Service Partners LLC	2,029
Arcfield Acquisition Corp	2,780
Atwell LLC	792
Avetta LLC	780
Avetta LLC	367
Avetta LLC	1,605
BGB Group LLC	1,748
BGB Group LLC	3,278
Bonterra LLC	3,115
Bonterra LLC	590
Cadence Education LLC	1,412
Cadence Education LLC	3,222
Cambrex Corp	1,350
Carrier Fire Protection	800
Carrier Fire Protection	1,656
Carrier Fire Protection	37
Circana Group (f.k.a. NPD Group)	718
Clarience Technologies LLC	4,000
Clarience Technologies LLC	8,848
CLEAResult Consulting Inc	1,751
CLEAResult Consulting Inc	2,067
Clearwater Analytics LLC	2,818
Clearwater Analytics LLC	1,836
ClubCorp Club Operations Inc	925
ClubCorp Club Operations Inc	1,387
Com Laude Group Ltd	4,263
Com Laude Group Ltd	1,714
Community Brands Inc	845
Conservice LLC	2,347
CSafe Global	1,268
Dental365 LLC	2,216
Dental365 LLC	1,531
DOXA Insurance Holdings LLC	883
DOXA Insurance Holdings LLC	9,055
DOXA Insurance Holdings LLC	317
DuBois Chemicals Inc	2,138
Eagle Railcar Services Roscoe Inc	1,807

KKR FS Income Trust
Notes to Unaudited Consolidated Financial Statements (continued)
(dollar amounts in thousands, except per share amounts, unless otherwise noted)

Note 10. Commitments and Contingencies (continued)

Category / Company(1)	Commitment Amount
Eagle Railcar Services Roscoe Inc	$2,008
Flexera Software LLC	3,024
Follett Software Co	925
Frontline Road Safety LLC	4,151
Frontline Road Safety LLC	6
Galway Partners Holdings LLC	626
GE Vernova Electrification Software LLC	3,055
Granicus Inc	42
Granicus Inc	636
Higginbotham Insurance Agency Inc	1,942
Highgate Hotels Inc	1,433
Highgate Hotels Inc	3,206
Homrich & Berg Inc	913
Homrich & Berg Inc	10,264
Horizon CTS Buyer LLC	3,475
Horizon CTS Buyer LLC	5,403
Inhabit IQ	1,192
Inhabit IQ	745
Insightsoftware.Com Inc	4,015
Insightsoftware.Com Inc	1
Integrated Power Services LLC	5,258
Integrated Power Services LLC	9,969
Integrity Marketing Group LLC	6,056
Integrity Marketing Group LLC	7,608
J S Held LLC	1,588
J S Held LLC	1,028
Jeppesen Holdings LLC	1,221
Keystone Agency Partners LLC	8,749
Keystone Agency Partners LLC	1,828
Lazer Logistics Inc	1,235
Lazer Logistics Inc	833
Learning Experience Corp/The	801
Legends Hospitality LLC	1,457
Likewize Corp	6,039
Lipari Foods LLC	10,199
Magna Legal Services LLC	853
Magna Legal Services LLC	4,872
MAI Capital Management LLC	2,567
MAI Capital Management LLC	2,143
MAI Capital Management LLC	1,720
MB2 Dental Solutions LLC	1,616
Med-Metrix	10,018
Med-Metrix	4,286
Mercer Advisors Inc	11,399
Mercer Advisors Inc	226
Model N Inc	1,421
NAVEX Global Inc	326
NAVEX Global Inc	6,883
NEFCO Corp	3,322
NEFCO Corp	997
NeoGov Newt Holdco Inc	821

KKR FS Income Trust
Notes to Unaudited Consolidated Financial Statements (continued)
(dollar amounts in thousands, except per share amounts, unless otherwise noted)

Note 10. Commitments and Contingencies (continued)

Category / Company(1)	Commitment Amount
NeoGov Newt Holdco Inc	$1,551
NeoGov Newt Holdco Inc	2,592
Netsmart Technologies Inc	4,236
Netsmart Technologies Inc	4,343
OEConnection LLC	5,183
OEConnection LLC	2,600
Orion Services Group	1,324
Pavement Preservation Group Inc	535
PCI Pharma Services	19,090
PCI Pharma Services	5,518
Pike Corp	4,539
Pike Corp	3,034
Premise Health Holding Corp	369
Premise Health Holding Corp	633
PROS Holdings Inc	861
PSC Group	212
Radwell International LLC	1,330
Radwell International LLC	5,404
Railpros Inc	180
Railpros Inc	252
Resa Power LLC	2,075
Resa Power LLC	1,756
Revere Superior Holdings Inc	913
Rialto Capital Management LLC	834
Rockefeller Capital Management LP	4,000
SAMBA Safety Inc	603
SAMBA Safety Inc	423
Schellman Inc	1,077
Schellman Inc	1,615
Service Express Inc	4,207
Service Express Inc	4,519
Service Logic LLC	4,446
Service Logic LLC	1,456
Sphera Solutions Inc	8,702
Sphera Solutions Inc	3,886
Spins LLC	1,063
Spotless Brands LLC	4,248
SureScripts LLC	6,405
Trackunit ApS	2,747
Trackunit ApS	5,494
Turnpoint Services Inc	388
USIC Holdings Inc	211
USIC Holdings Inc	321
Veriforce LLC	935
Veriforce LLC	518
Veriforce LLC	20,071
Vermont Information Processing Inc	3,804
Vermont Information Processing Inc	951
VetCor Professional Practices LLC	297
Vitu	3,598
Wealth Enhancement Group LLC	355

KKR FS Income Trust
Notes to Unaudited Consolidated Financial Statements (continued)
(dollar amounts in thousands, except per share amounts, unless otherwise noted)

Note 10. Commitments and Contingencies (continued)

Category / Company(1)	Commitment Amount
Wealth Enhancement Group LLC	$413
Wealth Enhancement Group LLC	1,775
WebPros Holding Sarl	3,561
Wedgewood Weddings	4,702
Wedgewood Weddings	4,702
West Star Aviation Inc	1,762
West Star Aviation Inc	725
Woolpert Inc	4,881
Xylem Kendall	5,739
Xylem Kendall	267
Zeus Industrial Products Inc	2,718
Asset Based Finance
Bond Aviation Holdings LLC, Term Loan	7,480
Bond Aviation Holdings LLC, Term Loan	5,329
Cast & Crew LLC, Revolver	4,915
FFP RECEIVABLES SPV LLC (FKA Florida Food Products LLC), Revolver	923
Nottingdale Receivables Limited (FKA TalkTalk Telecom Group Ltd), Revolver	5,622
Philippine Airlines 777, Term Loan	2,831
Philippine Airlines 777, Term Loan	2,831
Sallie Mae Levered, Term Loan	44
SCRIPPS SPV LLC (FKA EW Scripps Co/The), Revolver	4,850
Setna SPV I, Term Loan	191
Sotheby's, Revolver	15,287
TPSI Receivables LLC (Tropicana Products Inc), Revolver	2,837
VIB Trade Receivables DAC (FKA Vibrantz Technologies Inc)	7,656
Wood Group Receivables LLC (FKA John Wood Group PLC), Revolver	13,171
Total	$510,744
Unfunded Equity/Other commitments	$15,095
____________________
(1)May be commitments to one or more entities affiliated with the named company.
As of June 30, 2026, the Company’s debt commitments are comprised of $219,059 revolving credit facilities and $291,685 delayed draw term loans, which generally are used for acquisitions or capital expenditures and are subject to certain performance tests. Such unfunded debt commitments have a fair value representing unrealized appreciation (depreciation) of $(5,437). The Company’s unfunded Equity/Other commitments generally require certain conditions to be met or actual approval from the Adviser prior to funding.
While the Company does not expect to fund all of its unfunded commitments, there can be no assurance that it will not be required to do so.
In the normal course of business, the Company may enter into guarantees on behalf of portfolio companies. Under such arrangements, the Company would be required to make payments to third parties if the portfolio companies were to default on their related payment obligations. The Company had no such guarantees outstanding at June 30, 2026 and December 31, 2025.

KKR FS Income Trust
Notes to Unaudited Consolidated Financial Statements (continued)
(dollar amounts in thousands, except per share amounts, unless otherwise noted)

Note 11. Financial Highlights
The following is a schedule of financial highlights of the Company for the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30,
	2026	2025
Per Share Data:
Net asset value, beginning of period	$29.75	$29.56
Results of operations
Net investment income (loss)(1)	1.31	1.60
Net realized gain (loss) and unrealized appreciation (depreciation)(2)	(0.64)	0.12
Net increase (decrease) in net assets resulting from operations	0.67	1.72
Shareholder distributions(3)
Distributions from net investment income	(1.35)	(1.60)
Net decrease in net assets resulting from shareholder distributions	(1.35)	(1.60)
Capital share transactions
Issuance of Common Shares(4)	—	—
Net increase (decrease) in net assets resulting from capital share transactions	—	—
Net asset value, end of period	$29.07	$29.68
Shares outstanding, end of period	57,284,588	38,328,674
Total return based on net asset value(5)	2.30%	5.95%
Ratio/Supplemental Data:
Net assets, end of period	$1,665,525	$1,137,743
Ratio of net investment income to average net assets(6)	8.74%	10.85%
Ratio of total operating expenses to average net assets(6)	6.87%	6.00%
Ratio of waived expenses to average net assets(6)	—	(2.58)%
Ratio of net operating expenses to average net assets(6)	6.87%	3.42%
Portfolio turnover(7)	15.56%	11.09%
Total amount of senior securities outstanding, exclusive of treasury securities	$1,018,489	$507,584
Asset coverage per unit(8)	2.64	3.24
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
(6)Weighted average net assets during the applicable period are used for this calculation. Ratios for the six months ended June 30, 2026 and 2025 are annualized, with the exception of capital gains incentive fees and recoupment of previously waived expenses. Annualized ratios for the six months ended June 30, 2026 are not necessarily indicative of the ratios that may be expected for the year ending December 31, 2026. The following is a schedule of supplemental ratios for the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30,
	2026	2025
Ratio of accrued capital gains incentive fees to average net assets	(0.18)%	0.05%
Ratio of interest expense to average net assets	4.08%	2.73%
(7)Portfolio turnover for the six months ended June 30, 2026 and 2025 are not annualized.
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
Note 13. Subsequent Events
Distributions
On July 9, 2026, the Board declared a distribution of $0.225 per Common Share, payable on or about August 27, 2026 to shareholders of record as of the close of business on July 31, 2026. Additionally, on July 30, 2026, the Board declared a distribution of $0.225 per Common Share, payable on or about September 28, 2026 to shareholders of record as of the close of business on August 31, 2026. Shareholders may receive the distribution payments in cash or in Common Shares in accordance with their election under the Company’s distribution reinvestment plan. The timing and amount of any future distributions to shareholders are subject to applicable legal restrictions and the sole discretion of the Board of Trustees.
Private Offering Closings
On July 1, 2026, the Company issued and sold 236,761 Common Shares in the Private Offering (with the final number of Common Shares issued being determined on July 21, 2026) pursuant to Subscription Agreements entered into with the participating investors for aggregate consideration of $6,883.
On August 3, 2026, the Company issued and sold Common Shares in the Private Offering pursuant to Subscription Agreements entered into with the participating investors for aggregate consideration of approximately $10,273. The final number of Common Shares issued as of August 3, 2026 in connection with the monthly closing will be determined at a later date in connection with the Company’s determination of its net asset value per Common Share as of July 31, 2026.

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
Words such as “anticipate,” “believe,” “expect,” “intend,” “project” and “future” or similar expressions indicate a forward-looking statement, although not all forward-looking statements include these words. The forward-looking statements contained in this quarterly report on Form 10-Q are not guarantees of future performance or events and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause our actual results or future events to differ materially from those expressed or forecasted in the forward-looking statements for any reason, including those factors set forth in “Item 1A. Risk Factors,” in the Company’s annual report on Form 10-K and subsequent filings. Factors that could cause actual results or future events to differ materially include changes relating to those set forth above and the following, among others:
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
The Adviser has agreed to advance all of our organizational and offering expenses on our behalf (including legal, accounting, printing, mailing, subscription processing and filing fees and expenses and other offering expenses, including costs associated with technology integration between our systems and those of our participating brokers, reasonable bona fide due diligence expenses of participating brokers supported by detailed and itemized invoices, costs in connection with preparing sales materials and other marketing expenses, design and website expenses, fees and expenses of our transfer agent, fees to attend retail seminars sponsored by participating brokers and costs, expenses and reimbursements for travel (provided that we will not be required to bear the cost of private airfare in excess of comparable first-class/business rates on a commercial airline, if available), meals, accommodations, entertainment and other similar expenses related to meetings or events with prospective investors, brokers, registered investment advisors or financial or other advisors, but excluding the shareholder servicing and/or distribution fee) through a date determined by the Adviser in its discretion. As of June 30, 2026, we had incurred organizational and offering expenses of $991 and $5,564, respectively, which expenses the Adviser elected to cover pursuant to the Expense Support Agreement, subject to reimbursement by us pursuant to its terms. See “Expense Support and Conditional Reimbursement” below for more information. In no event will we bear in excess of $1.5 million in organizational expenses; the Adviser has agreed to be responsible for any organizational expenses in excess of $1.5 million.
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
For the six months ended June 30, 2026 and the year ended December 31, 2025, there were no Expense Payments that the Adviser agreed to pay, subject to reimbursement by us in accordance with the Expense Support Agreement. As of June 30, 2026, there are no remaining amounts of previously waived expenses subject to recoupment.
Fees and Expenses
The following table illustrates the aggregate fees and expenses that we expect to incur and that shareholders can expect to bear, either directly or indirectly, during the following twelve months.

Shareholder transaction expenses (fees paid directly from shareholder investment)
Maximum sales load imposed on purchases(1)	—
Maximum Early Repurchase Deduction(2)	2.00%
Annual operating expenses (as a percentage of average net assets attributable to shares)(3)
Base Management Fee(4)	1.25%
Incentive fees payable under our investment advisory agreement(5)	—
Interest payments on borrowed funds(6)	4.61%
Distribution/Servicing Fees(7)	—
Organizational and offering costs(8)	—
Other expenses(9)	0.47%
Total annual expenses	6.33%
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
(3)Amount assumes that we sell $120.0 million worth of Class I shares during the following twelve months, resulting in estimated average net assets of $1,726 million based on current asset levels. That amount also assumes that we borrow funds of approximately 81% of our average net assets during such period. Actual expenses will depend on the number of Class I shares we sell in the Private Offering and the amount of leverage we employ, if any. There can be no assurance that we will sell $120.0 million worth of Class I shares during the following twelve months.
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
(6)Interest payments on borrowed funds represents an estimate of our annualized interest expense based on our total borrowings as of June 30, 2026. At June 30, 2026, the weighted average effective interest rate for total outstanding debt was 5.68%. We may borrow additional funds from time to time to make investments to the extent we determine that the economic situation is conducive to doing so. To the extent that we determine it is appropriate to borrow funds to make investments, the costs associated with such borrowing will be indirectly borne by our shareholders.
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
(8)The Adviser previously agreed to advance all our organizational and offering expenses on our behalf through a date determined by the Adviser in its discretion. As of June 30, 2026, we had incurred organizational and offering expenses of $991 and $5,564, respectively, which expenses the Adviser elected to cover pursuant to the Expense Support Agreement, subject to reimbursement by us pursuant to its terms. In no event will the Company bear in excess of $1.5 million in organizational expenses; the Adviser has agreed to be responsible for any organizational expenses in excess of $1.5 million. See “Expenses” and “Expense Support and Conditional Reimbursement” sections above for more information.
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

	1 Year	3 Years	5 Years	10 Years
Shareholders would pay the following expenses on a $10,000 investment, assuming a 5% annual return(1)	$629	$1,861	$3,061	$5,925
Shareholders would pay the following expenses on a $10,000 investment, assuming a 5% annual return entirely from realized capital gains	$689	$2,026	$3,311	$6,312
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

Portfolio Investment Activity for the Three and Six Months Ended June 30, 2026 and for the Year Ended December 31, 2025
Total Portfolio Activity
The following tables present certain selected information regarding our portfolio investment activity for the three and six months ended June 30, 2026:

	For the Three Months Ended	For the Six Months Ended
Net Investment Activity	June 30, 2026	June 30, 2026
Purchases	$270,111	$472,685
Sales and Repayments	(295,603)	(415,263)
Net Portfolio Activity	$(25,492)	$57,422

	For the Three Months Ended				For the Six Months Ended
	June 30, 2026				June 30, 2026
New Investment Activity by Asset Class	Purchases	Percentage	Sales and Repayments	Percentage	Purchases	Percentage	Sales and Repayments	Percentage
Senior Secured Loans—First Lien	$171,321	63%	$141,968	48%	$287,483	61%	$227,996	55%
Asset Based Finance	98,790	37%	153,635	52%	185,202	39%	187,267	45%
Total	$270,111	100%	$295,603	100%	$472,685	100%	$415,263	100%
The following table summarizes the composition of our investment portfolio at cost and fair value as of June 30, 2026 and December 31, 2025:

	June 30, 2026 (Unaudited)			December 31, 2025
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$2,014,547	$1,985,852	75.0%	$1,954,430	$1,964,215	74.8%
Subordinated Debt	2,286	2,366	0.1%	1,938	2,015	0.1%
Asset Based Finance	641,869	660,467	24.9%	640,556	658,865	25.1%
Equity/Other	479	479	0.0%	—	—	—
Total	$2,659,181	$2,649,164	100.0%	$2,596,924	$2,625,095	100.0%
_____________________
(1)Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.
The following table presents certain selected information regarding the composition of our investment portfolio as of June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025
Number of Portfolio Companies	175	173
% Variable Rate Debt Investments (based on fair value)(1)(2)	83.5%	84.6%
% Fixed Rate Debt Investments (based on fair value)(1)(2)	8.2%	7.3%
% Other Income Producing Investments (based on fair value)(3)	7.2%	2.3%
% Non-Income Producing Investments (based on fair value)(2)	1.1%	5.8%
% of Investments on Non-Accrual (based on fair value)	0.0%	—
Weighted Average Annual Yield on Accruing Debt Investments(2)(4)	8.9%	8.9%
Weighted Average Annual Yield on All Debt Investments(5)	8.9%	8.9%
% of Direct Originations in Investment Portfolio (based on fair value)(6)	97.4%	100.0%
Median Loan-to-Value (LTV)(7)	39%	38%
Weighted Average EBITDA(8)	$232,000	$229,000
Median EBITDA(8)	$140,000	$140,000
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

(4)The Weighted Average Annual Yield on Accruing Debt Investments is computed as (i) the sum of (a) the stated annual interest rate, dividend rate or other similar stated return of each accruing Debt Investment, multiplied by its par amount, adjusted to U.S. dollars and for any partial income accrual when necessary, as of the end of the applicable reporting period, plus (b) the annual amortization of the purchase or original issue discount or premium of each accruing Debt Investment; divided by (ii) the total amortized cost of Debt Investments included in the calculated group as of the end of the applicable reporting period. Stated annual interest rate for floating rate Debt Investments assumes the greater of (a) the respective base rate in effect as of June 30, 2026, and (b) the stated base rate floor. The base rate utilized in this calculation may not be indicative of the base rates for specific contracts as of June 30, 2026.
(5)The Weighted Average Annual Yield on All Debt Investments is computed as (i) the sum of (a) the stated annual interest rate, dividend rate or other similar stated return of each Debt Investment, multiplied by its par amount, adjusted to U.S. dollars and for any partial income accrual when necessary, as of the end of the applicable reporting period, plus (b) the annual amortization of the purchase or original issue discount or premium of each Debt Investment; divided by (ii) the total amortized cost of Debt Investments included in the calculated group as of the end of the applicable reporting period. Stated annual interest rate for floating rate Debt Investments assumes the greater of (a) the respective base rate in effect as of June 30, 2026, and (b) the stated base rate floor. The base rate utilized in this calculation may not be indicative of the base rates for specific contracts as of June 30, 2026.
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
(7)Median Loan-to-Value (LTV) is calculated as the current total net debt through each respective loan tranche divided by the estimated enterprise value of the portfolio company using most recently reported financial information as of June 30, 2026 and may include pro forma adjustments. The above Median LTV figures relate only to the direct lending investments in the investment portfolio.
(8)EBITDA is generally defined as net income before net interest expense, income tax expense, depreciation and amortization. The above EBITDA metrics relate only to the direct lending investments in the investment portfolio. Weighted Average EBITDA is calculated based on each portfolio company’s EBITDA weighted by the amortized cost of each respective investment as of June 30, 2026. Median EBITDA represents the midpoint EBITDA of portfolio companies as of June 30, 2026. Amounts were derived from the most recently available portfolio company financial statements as of June 30, 2026, have not been independently verified by us, and may reflect a normalized or adjusted amount.
For the six months ended June 30, 2026, our total return based on NAV was 2.30%. For the year ended December 31, 2025, our total return based on NAV was 11.57%. See footnote 5 to the table included in Note 11 to our unaudited consolidated financial statements included herein for information regarding the calculation of our total return based on NAV.

Portfolio Composition by Industry Classification
The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of June 30, 2026 and December 31, 2025:

	June 30, 2026 (Unaudited)		December 31, 2025
Industry Classification	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Automobiles & Components	$8,872	0.3%	$8,367	0.3%
Banks	56,894	2.2%	62,483	2.4%
Capital Goods	403,634	15.2%	387,085	14.7%
Commercial & Professional Services	276,084	10.4%	291,011	11.1%
Consumer Durables & Apparel	9,973	0.4%	11,078	0.4%
Consumer Services	129,408	4.9%	122,173	4.7%
Consumer Staples Distribution & Retail	36,362	1.4%	15,981	0.6%
Equity Real Estate Investment Trusts (REITs)	—	—	17,253	0.7%
Financial Services	342,405	12.9%	327,038	12.5%
Food, Beverage & Tobacco	13,906	0.5%	32,615	1.2%
Health Care Equipment & Services	251,277	9.5%	247,745	9.4%
Household & Personal Products	—	—	6,237	0.2%
Insurance	175,759	6.6%	177,799	6.8%
Materials	42,474	1.6%	62,474	2.4%
Media & Entertainment	48,076	1.8%	50,557	1.9%
Pharmaceuticals, Biotechnology & Life Sciences	17,193	0.7%	25,530	1.0%
Real Estate Management & Development	124,036	4.7%	121,281	4.6%
Software & Services	568,540	21.5%	533,769	20.3%
Technology Hardware & Equipment	212	0.0%	264	0.0%
Telecommunication Services	27,354	1.0%	10,801	0.4%
Transportation	115,467	4.4%	112,139	4.3%
Utilities	1,238	0.0%	1,415	0.1%
Total	$2,649,164	100.0%	$2,625,095	100.0%
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

The following table shows the distribution of our investments on the 1 to 4 investment rating scale at fair value as of June 30, 2026 and December 31, 2025:

	June 30, 2026		December 31, 2025
Investment Rating	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
1	$2,574,639	97%	$2,586,384	99%
2	73,840	3%	38,663	1%
3	206	0%	48	0%
4	479	0%	—	—
Total	$2,649,164	100%	$2,625,095	100%
The amount of the portfolio in each grading category may vary substantially from period to period resulting primarily from changes in the composition of the portfolio as a result of new investment, repayment and exit activities. In addition, changes in the grade of investments may be made to reflect our expectation of performance and changes in investment values.
Results of Operations
Comparison of the Three and Six Months Ended June 30, 2026 and June 30, 2025
Revenues
Our investment income for the three and six months ended June 30, 2026 and 2025 was as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2026		2025		2026		2025
	Amount	Percentage of Total Income	Amount	Percentage of Total Income	Amount	Percentage of Total Income	Amount	Percentage of Total Income
Interest income	$56,436	87.6%	$36,481	92.3%	$110,344	87.4%	$64,575	89.7%
Paid-in-kind interest income	2,033	3.2%	923	2.3%	3,484	2.7%	2,555	3.5%
Fee income	2,056	3.2%	1,213	3.1%	4,507	3.6%	2,992	4.2%
Dividend and other income	3,864	6.0%	910	2.3%	7,977	6.3%	1,877	2.6%
Total investment income(1)	$64,389	100.0%	$39,527	100.0%	$126,312	100.0%	$71,999	100.0%
___________
(1)Such revenues represent $61,905 and $38,049 of cash income earned as well as $2,484 and $1,478 in non-cash portions relating to accretion of discount and PIK interest for the three months ended June 30, 2026 and 2025, respectively. Such revenues represent $122,146 and $68,457 of cash income earned as well as $4,166 and $3,542 in non-cash portions relating to accretion of discount and PIK interest for the six months ended June 30, 2026 and 2025, respectively. Cash flows related to such non-cash revenues may not occur for a number of reporting periods or years after such revenues are recognized.
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
The increase in interest, PIK, fee and dividend and other income for the three and six months ended June 30, 2026 compared to the three and six months ended June 30, 2025 is primarily due to the increase in the size of our investment portfolio, partially offset by a decline in overall portfolio yields.

Expenses
Our operating expenses for the three and six months ended June 30, 2026 and 2025 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Management fees	$5,030	$3,347	$10,037	$6,155
Subordinated income incentive fees	5,020	3,680	9,896	6,875
Capital gains incentive fees	—	(18)	(2,947)	498
Interest expense	16,915	8,115	33,022	13,755
Administrative services expenses	1,012	546	1,698	1,138
Accounting and administrative fees	236	154	457	258
Organizational and offering costs	—	440	—	440
Audit expense	201	186	408	330
Other expenses	838	646	1,525	1,076
Total operating expenses	29,252	17,096	54,096	30,525
Management and incentive fee waivers	—	(7,027)	—	(13,030)
Net operating expenses	$29,252	$10,069	$54,096	$17,495
The following table reflects selected expense ratios as a percent of average net assets for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Ratio of operating expenses to average net assets	1.81%	1.56%	3.34%	3.02%
Ratio of expense waivers to average net assets(1)	—	(0.64)%	—	(1.29)%
Ratio of net operating expenses to average net assets	1.81%	0.92%	3.34%	1.73%
Ratio of net incentive fees and interest expense to average net assets(1)	1.36%	0.74%	2.47%	1.41%
Ratio of net operating expenses, excluding certain expenses, to average net assets	0.45%	0.18%	0.87%	0.32%
__________
(1)Ratio data may be rounded in order to recompute the ending ratio of net operating expenses to average net assets or net operating expenses, excluding certain expenses, to average net assets.
We generally expect our general and administrative expenses to decrease as a percentage of our average net assets because of the anticipated growth in the size of our asset base.
The increase in expenses for the three and six months ended June 30, 2026 compared to the three and six months ended June 30, 2025 is primarily due to the increase in the size of our investment portfolio, the acceleration of our operational activity during the three and six months ended June 30, 2026, the expiration of the waiver of the base management fee and the subordinated income incentive fee and the incurrence of borrowings under the K-FIT CO-1 Credit Facility, the K-FIT AB-1 Credit Facility and the Senior Secured Revolving Credit Facility, each as defined in Note 9 to our unaudited consolidated financial statements, which increased interest expense.
Incentive fees and interest expense, among other things, may increase or decrease our expense ratios relative to comparative periods depending on portfolio performance and changes in amounts outstanding under our financing arrangements and benchmark interest rates such as SOFR, among other factors.
Net Investment Income
Our net investment income totaled $35,137 ($0.64 per share) and $29,458 ($0.80 per share) for the three months ended June 30, 2026 and 2025, respectively. The increase in net investment income during the three months ended June 30, 2026 compared to the three months ended June 30, 2025 can primarily be attributed to the increase in interest, PIK, fee and dividend and other income discussed above.
Our net investment income totaled $72,216 ($1.31 per share) and $54,504 ($1.60 per share) for the six months ended June 30, 2026 and 2025, respectively. The increase in net investment income during the six months ended June 30, 2026 compared to the six months ended June 30, 2025 can primarily be attributed to the increase in interest, PIK, fee and dividend and other income discussed above.

Net Realized Gains or Losses
Our net realized gains (losses) on investments, foreign currency forward contracts and foreign currency for the three and six months ended June 30, 2026 and 2025 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net realized gain (loss) on investments(1)	$(777)	$(223)	$(778)	$(254)
Net realized gain (loss) on foreign currency forward contracts	—	(88)	(20)	(88)
Net realized gain (loss) on foreign currency	(653)	(41)	(891)	(86)
Total net realized gain (loss)	$(1,430)	$(352)	$(1,689)	$(428)
______________
(1)We sold investments and received principal repayments of $219,894 and $75,709, respectively, during the three months ended June 30, 2026 and $35,986 and $87,921, respectively, during the three months ended June 30, 2025. We sold investments and received principal repayments of $321,752 and $93,511, respectively, during the six months ended June 30, 2026 and $37,473 and $113,367, respectively, during the six months ended June 30, 2025.
Net Change in Unrealized Appreciation (Depreciation)
Our net change in unrealized appreciation (depreciation) on investments, foreign currency forward contracts and unrealized gain (loss) on foreign currency for the three and six months ended June 30, 2026 and 2025 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net change in unrealized appreciation (depreciation) on investments	$(7,041)	$4,865	$(38,188)	$10,858
Net change in unrealized appreciation (depreciation) on foreign currency forward contracts	87	(356)	(279)	(504)
Net change in unrealized gain (loss) on foreign currency	586	(4,305)	4,574	(5,942)
Total net change in unrealized appreciation (depreciation)	$(6,368)	$204	$(33,893)	$4,412
The net change in unrealized appreciation (depreciation) during the three and six months ended June 30, 2026 was driven primarily by a general widening of credit spreads. The net change in unrealized appreciation (depreciation) during the three and six months ended June 30, 2025 was driven primarily by appreciation on several specific assets in the portfolio.
Net Increase (Decrease) in Net Assets Resulting from Operations
For the three months ended June 30, 2026, the net increase in net assets resulting from operations was $27,339 ($0.49 per share) compared to a net increase in net assets resulting from operations of $29,310 ($0.79 per share) for the three months ended June 30, 2025.
For the six months ended June 30, 2026, the net increase in net assets resulting from operations was $36,634 ($0.67 per share) compared to a net increase in net assets resulting from operations of $58,488 ($1.72 per share) for the six months ended June 30, 2025.
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
As of June 30, 2026, we had $41,082 in cash and foreign currency, which we held in custodial accounts, $631,511 in borrowings available under our financing arrangements, subject to borrowing base and other limitations, and $165,500 of remaining uncalled capital commitments from investors in the Private Offering. As of June 30, 2026, we had unfunded debt investments with aggregate unfunded commitments of $510,744 and unfunded equity/other commitments of $15,095. We maintain sufficient cash on hand, available borrowings and liquid securities to fund such unfunded commitments should the need arise.

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
As of June 30, 2026, the aggregate amount outstanding of the senior securities issued by us was $1,018,489. As of June 30, 2026, our asset coverage ratio as calculated under the 1940 Act was 264%.
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
Financing Arrangements
The following table presents summary information with respect to our outstanding financing arrangements as of June 30, 2026:

	As of June 30, 2026 (Unaudited)
Arrangement	Type of Arrangement	Rate	Amount Outstanding		Amount Available	Maturity Date
Senior Secured Revolving Credit Facility(1)	Revolving Credit Facility	SOFR+2.25%(2)	$219,989	(3)	$530,011	May 28, 2031
K-FIT AB-1 Credit Facility(1)	Revolving Credit Facility	SOFR+1.85%(2)	456,250		43,750	October 16, 2030
K-FIT CO-1 Credit Facility(1)	Revolving Credit Facility	SOFR+1.85%(2)	342,250		57,750	March 4, 2030
Total			$1,018,489		$631,511
______________
(1)The carrying amount outstanding under the facility approximates its fair value.
(2)The benchmark rate is subject to a 0% floor.
(3)Amount includes borrowings in Euros and British pounds. Euro balance outstanding of €73,250 has been converted to U.S. dollars at an exchange rate of €1.00 to $1.14 as of June 30, 2026. British pound balance outstanding of £84,000 has been converted to U.S. dollars at an exchange rate of £1.00 to $1.33 as of June 30, 2026 to reflect total amount outstanding in U.S. dollars.
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
During certain periods, our distributions may exceed our earnings. As a result, it is possible that a portion of the distributions we make may represent a return of capital. A return of capital generally is a return of a shareholder’s investment rather than a return of earnings or gains derived from our investment activities. Each year a statement on Form 1099-DIV identifying the sources of the distributions will be mailed to our shareholders. No portion of the distributions paid during the six months ended June 30, 2026 or 2025 represented a return of capital.
We intend to make our regular distributions in the form of cash, out of assets legally available for distribution, except for those shareholders who have elected to receive their distributions in the form of additional Common Shares under our distribution reinvestment plan. Any distributions reinvested under the plan will nevertheless remain taxable to a shareholder.
The following tables reflect the cash distributions per share that we have declared on our Common Shares during the six months ended June 30, 2026 and 2025:

	For the Six Months Ended June 30, 2026
Date Declared	Distribution	Record Date	Payment Date	Distribution per Share
January 12, 2026	Regular	January 30, 2026	February 25, 2026	$0.225
February 6, 2026	Regular	February 27, 2026	March 27, 2026	0.225
March 3, 2026	Regular	March 31, 2026	April 28, 2026	0.225
April 13, 2026	Regular	April 30, 2026	May 27, 2026	0.225
April 30, 2026	Regular	May 29, 2026	June 26, 2026	0.225
June 8, 2026	Regular	June 30, 2026	July 29, 2026	0.225
Total				$1.350

	For the Six Months Ended June 30, 2025
Date Declared	Distribution	Record Date	Payment Date	Distribution per Share
January 10, 2025	Regular	January 31, 2025	February 26, 2025	$0.250
February 11, 2025	Regular	February 28, 2025	March 27, 2025	0.250
March 10, 2025	Regular	March 31, 2025	April 28, 2025	0.250
March 10, 2025	Special	March 31, 2025	April 28, 2025	0.100
April 14, 2025	Regular	April 30, 2025	May 28, 2025	0.250
May 9, 2025	Regular	May 30, 2025	June 26, 2025	0.250
June 6, 2025	Regular	June 30, 2025	July 29, 2025	0.250
Total				$1.600
See Note 5 to our unaudited consolidated financial statements included herein for additional information regarding our distributions.

Recent Developments
Distributions
On July 9, 2026, the Board declared a distribution of $0.225 per Common Share, payable on or about August 27, 2026 to shareholders of record as of the close of business on July 31, 2026. Additionally, on July 30, 2026, the Board declared a distribution of $0.225 per Common Share, payable on or about September 28, 2026 to shareholders of record as of the close of business on August 31, 2026. Shareholders may receive the distribution payments in cash or in Common Shares in accordance with their election under the Company’s distribution reinvestment plan. The timing and amount of any future distributions to shareholders are subject to applicable legal restrictions and the sole discretion of the Board of Trustees.
Private Offering Closings
On July 1, 2026, we issued and sold 236,761 Common Shares in the Private Offering (with the final number of Common Shares issued being determined on July 21, 2026) pursuant to Subscription Agreements entered into with the participating investors for aggregate consideration of $6,883.
On August 3, 2026, we issued and sold Common Shares in the Private Offering pursuant to Subscription Agreements entered into with the participating investors for aggregate consideration of approximately $10,273. The final number of Common Shares issued as of August 3, 2026 in connection with the monthly closing will be determined at a later date in connection with the Company’s determination of its net asset value per Common Share as of July 31, 2026.
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
As of June 30, 2026, our investment portfolio, valued at fair value in accordance with our Board-approved valuation policy, represented 97.00% of our total assets, as compared to 95.42% of our total assets as of December 31, 2025.
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
Other Contractual Obligations
We have entered into the Advisory Agreement and Administration Agreement with the Adviser to provide us with investment advisory and administrative services. Payments for investment advisory services under the Advisory Agreement are equal to (a) an annual Base Management Fee based on the average monthly value of the Company’s net assets during the most recently completed calendar quarter, and (b) an Incentive Fee based on our performance. The Adviser is reimbursed for administrative expenses incurred on our behalf. See Note 4 to our unaudited consolidated financial statements included herein for a discussion of these agreements and for the amount of fees and expenses accrued under these agreements during the six months ended June 30, 2026.
If any of our contractual obligations are terminated, our costs may increase under any new agreements that we enter into as replacements. We would also likely incur expenses in locating alternative parties to provide the services we expect to receive under our Advisory Agreement and our Administration Agreement.
Off-Balance Sheet Arrangements
We may become a party to financial instruments with off-balance sheet risk in the normal course of our business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of June 30, 2026, we had off-balance sheet arrangements with Cliffwater Corporate Lending Fund, or Cliffwater, and CCLF Holdings (D13) LLC, or CCLF Sub, and together with Cliffwater, individually and collectively, the Financing Provider, under the Cliffwater Facility Agreement, as described below.
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
As of June 30, 2026, the conditions precedent to the Company’s obligation to purchase any additional investments from the Financing Provider had not been met. The Company does not hold any beneficial interest in the warehouse.
During the six months ended June 30, 2026, the Company purchased investments, including unfunded commitments, with a cost of $35,863 from the Financing Provider. As of June 30, 2026, $8,981 of these purchases from the Financing Provider are included in payable for investments purchased in the unaudited consolidated statement of assets and liabilities. For the period from July 1, 2026 through July 31, 2026, there were no investments purchased by the Company from the Financing Provider.
As of July 31, 2026, there were 12 loans with an aggregate commitment par value of $144,946, inclusive of $38,095 of unfunded commitments, that the Financing Provider purchased and was holding at the Company’s request pursuant to the Cliffwater Facility Agreement.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We are subject to financial market risks, including changes in interest rates. As of June 30, 2026, 83.5% of our portfolio investments (based on fair value) were debt investments paying variable interest rates, 8.2% were debt investments paying fixed interest rates, 7.2% were other income producing investments, 1.1% consisted of non-income producing investments and the remaining 0.0% consisted of investments on non-accrual status. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to any variable rate investments we hold and to declines in the value of any fixed rate investments we hold. However, many of our variable rate investments provide for an interest rate floor, which may prevent our interest income from increasing until benchmark interest rates increase beyond a threshold amount. To the extent that a substantial portion of our investments may be in variable rate investments, an increase in interest rates beyond this threshold would make it easier for us to meet or exceed the hurdle rate applicable to the subordinated income incentive fee, and may result in a substantial increase in our net investment income and to the amount of Incentive Fees payable to the Adviser with respect to our increased pre-incentive fee net investment income. A prolonged reduction in interest rates could reduce our gross investment income and could result in a decrease in our net investment income if such decreases in interest rates are not offset by a corresponding increase in the spread over the reference rate that we earn on any portfolio investments, a decrease in our operating expenses or a decrease in the interest rate of our floating interest rate liabilities. Changes in the general level of interest rates can affect our net interest income. Changes in interest rates can also affect, among other things, our ability to acquire leveraged loans, high yield bonds and other debt investments and the value of our investment portfolio.
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

The following table shows the effect over a twelve-month period of changes in interest rates on our interest income, interest expense and net interest income assuming no changes in the composition of our investment portfolio, including the accrual status of our investments, and our financing arrangements in effect as of June 30, 2026 (dollar amounts are presented in thousands):

Basis Point Change in Interest Rates	Increase (Decrease) in Interest Income(1)	Increase (Decrease) in Interest Expense(2)	Increase (Decrease) in Net Interest Income(1)	Percentage Change in Net Interest Income
Down 250 basis points	$(53,093)	$(25,462)	$(27,631)	(13.9)%
Down 200 basis points	(42,646)	(20,370)	(22,276)	(11.2)%
Down 150 basis points	(32,052)	(15,277)	(16,775)	(8.4)%
Down 100 basis points	(21,368)	(10,185)	(11,183)	(5.6)%
Down 50 basis points	(10,684)	(5,092)	(5,592)	(2.8)%
Up 50 basis points	10,684	5,092	5,592	2.8%
Up 100 basis points	21,368	10,185	11,183	5.6%
Up 150 basis points	32,052	15,277	16,775	8.4%
Up 200 basis points	42,736	20,370	22,366	11.2%
Up 250 basis points	53,420	25,462	27,958	14.0%
_______________
(1)Assumes no defaults or prepayments by portfolio companies over the next twelve months.
(2)Assumes current debt outstanding as of June 30, 2026, and no changes over the next twelve months.
We expect that our long-term investments will be financed primarily with equity and debt. If deemed prudent, we may use interest rate risk management techniques in an effort to minimize our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations. During the six months ended June 30, 2026, we did not engage in interest rate hedging activities.
Foreign Currency Risk
From time to time, we may make investments that are denominated in a foreign currency that are subject to the effects of exchange rate movements between the foreign currency of each such investment and the U.S. dollar, which may affect future fair values and cash flows, as well as amounts translated into U.S. dollars for inclusion in our consolidated financial statements.
The table below presents the effect that a 10% immediate, unfavorable change in the foreign currency exchange rates (i.e. strengthening of the U.S. dollar) would have on the fair value of our investments denominated in foreign currencies as of June 30, 2026, by foreign currency, all other valuation assumptions remaining constant. In addition, the table below presents the par value of our investments denominated in foreign currencies and the notional amount of foreign currency forward contracts in local currency in place as of June 30, 2026 to hedge against foreign currency risks. Dollar amounts are presented in thousands.

	Investments Denominated in Foreign Currencies As of June 30, 2026					Economic Hedging As of June 30, 2026
	Cost in Local Currency		Cost in US$	Fair Value	Reduction in Fair Value as of June 30, 2026 if 10% Adverse Change in Exchange Rate(1)	Net Foreign Currency Hedge Amount in Local Currency		Net Foreign Currency Hedge Amount in US$
British Pounds		£86,970	$115,301	$123,314	$12,331		£4,148	$5,500
Euros		€70,140	80,075	79,583	7,958		€2,859	3,264
Norwegian Krone	NOK	163,149	16,737	16,940	1,694	NOK	163,149	16,737
Total			$212,113	$219,837	$21,983			$25,501
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

As of June 30, 2026, the net contractual amount of our foreign currency forward contracts totaled $27,405, all of which related to hedging of our foreign currency denominated debt investments. As of June 30, 2026, we had outstanding borrowings denominated in foreign currencies of €73,250 and £84,000 under our Senior Secured Revolving Credit Facility.
Item 4.    Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2026.
Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that we would meet our disclosure obligations.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the three-month period ended June 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1.    Legal Proceedings.
Other than as set forth below, neither we, the Adviser, nor our subsidiaries are currently subject to any material pending legal proceedings, other than ordinary routine litigation incidental to our businesses. We, the Adviser, and our subsidiaries may from time to time, however, be involved in litigation arising out of our operations in the normal course of business or otherwise. Furthermore, third parties may seek to impose liability on us in connection with the activities of our portfolio companies. While the outcome of any current legal proceedings cannot at this time be predicted with certainty, we do not expect any current matters will materially affect our financial condition or results of operations; however, there can be no assurance whether any pending or future legal proceedings will have a material adverse effect on our financial condition or results of operations in any future reporting period.
On June 29, 2026, Larry Jones, a purported stockholder of FS KKR Capital Corp., or FSK, an affiliate of the Company, filed a verified shareholder derivative complaint in the United States District Court for the District of Maryland against the Adviser derivatively on behalf of the FSK as nominal defendant. The case is captioned Jones v. FS/KKR Advisor, LLC et al., No. 1:26-cv-02593-JKB (D. Md.). The complaint asserts a single claim against the Adviser for breach of fiduciary duty pursuant to Section 36(b) of the 1940 Act, on the basis that the Adviser’s management, incentive, and administrative fees in respect of FSK are so disproportionately large that they bear no reasonable relationship to the services rendered to FSK and could not have been the product of arm’s-length bargaining.
On July 15, 2026, the Employees Retirement System of the City of St. Louis, a purported stockholder of FSK, an affiliate of the Company, filed a verified shareholder derivative complaint in the United States District Court for the Southern District of New York against the Adviser derivatively on behalf of FSK. The case is captioned Employees Retirement System of the City of St. Louis v. FS/KKR Advisor, LLC, No. 1:26-cv-06003 (S.D.N.Y.). The complaint asserts a single claim against the Adviser for breach of fiduciary duty pursuant to Section 36(b) of the 1940 Act, on the basis that the Adviser’s management, incentive, and administrative fees in respect of FSK are so disproportionately large that they bear no reasonable relationship to the services rendered to FSK and could not have been the product of arm’s-length bargaining.
The Adviser intends to vigorously defend these matters.
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
There have been no material changes during the three months ended June 30, 2026 to the risk factors previously disclosed in our Annual Report on Form 10‑K for the year ended December 31, 2025 (filed with the SEC on March 12, 2026) which could materially affect our business, financial condition or operating results.
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
Except as previously reported in our current reports on Form 8-K, we did not sell any equity securities during the three months ended June 30, 2026 that were not registered under the Securities Act.
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
The following table sets forth information regarding repurchases of shares of our Common Shares effectuated under our discretionary share repurchase program during the three months ended June 30, 2026:

Repurchase Date	Offer Date	Tender Offer Expiration	Purchase Price per Share	Common Shares Repurchased(1)	Aggregate Dollar Amount of Common Shares Accepted for Repurchase(1) (in thousands)
April 1, 2026	March 2, 2026	March 30, 2026	$29.25	2,580,060	$75,339
________________
(1)Certain of the amounts herein have been rounded for convenience of presentation.
On June 1, 2026, we commenced a tender offer, or the June 2026 Tender Offer, pursuant to which we offered to repurchase up to 2,819,258 Common Shares tendered prior to 11:59 p.m., E.T. on June 29, 2026, or the June 2026 Tender Offer Expiration Date. We repurchased 930,353 Common Shares that were validly tendered by shareholders prior to the June 2026 Tender Offer Expiration Date.
See Note 3 to our unaudited consolidated financial statements included herein for more information regarding our discretionary share repurchase program.
Item 3.    Defaults upon Senior Securities.
Not applicable.
Item 4.    Mine Safety Disclosures.
Not applicable.
Item  5.    Other Information.
Rule 10b5-1 Trading Plans
During the fiscal quarter ended June 30, 2026, none of our trustees or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

3.3	Certificate of Amendment to Certificate of Trust (Previously filed as an exhibit to the Registrant’s Form 10-Q filed on August 13, 2025 and incorporated herein by reference)

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

10.1
Third Amendment to Senior Secured Revolving Credit Agreement, dated as of May 28, 2026, by and among KKR FS Income Trust, the subsidiary guarantors party thereto, the lenders and issuing banks party thereto, and Sumitomo Mitsui Banking Corporation, as administrative agent and collateral agent (Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on June 3, 2026 and incorporated herein by reference)

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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized on August 12, 2026.

KKR FS Income Trust

By:	/s/ Michael C. Forman
Michael C. Forman Chief Executive Officer (Principal Executive Officer)

By:	/s/ Steven Lilly
Steven Lilly Chief Financial Officer (Principal Financial Officer)

By:	/s/ William Goebel
William Goebel Chief Accounting Officer