Form 10-Q
period 2026-09-30
KKR FS Income Trust
filed 2026-11-12
CIK 1930679

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________________
FORM 10-Q
_________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2026

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
The number of shares of the registrant’s common shares of beneficial interest, par value $0.01 per share, outstanding as of October 30, 2026 was 56,659,642 of Class I shares.

PART I—FINANCIAL INFORMATION
Item 1.    Financial Statements.
KKR FS Income Trust
Consolidated Statements of Assets and Liabilities
(dollar amounts in thousands, except per share amounts, unless otherwise noted)

	September 30, 2026 (Unaudited)	December 31, 2025
Assets
Investments, at fair value
Non-controlled/unaffiliated investments (amortized cost—$2,643,457 and $2,540,429, respectively)	$2,639,374	$2,567,525
Non-controlled/affiliated investments (amortized cost—$27,256 and $13,502, respectively)	26,998	14,032
Controlled/affiliated investments (amortized cost—$93,307 and $42,993, respectively)	94,594	43,538
Total investments, at fair value (amortized cost—$2,764,020 and $2,596,924, respectively)	2,760,966	2,625,095
Cash and cash equivalents	37,263	98,224
Foreign currency (amortized cost—$3,451 and $1,028, respectively)	3,417	1,028
Receivable for investments sold and repaid	3,742	1,969
Income receivable	15,340	12,582
Unrealized appreciation on foreign currency forward contracts	25	321
Deferred financing costs	11,601	9,808
Prepaid expenses and other assets	2,073	2,062
Total assets	$2,834,427	$2,751,089

Liabilities
Payable for investments purchased	$24	$41,845
Debt	1,127,994	1,134,208
Unrealized depreciation on foreign currency forward contracts	783	208
Shareholders’ distributions payable	12,895	11,663
Management fees payable	5,184	4,630
Subordinated income incentive fees payable	4,759	4,370
Accrued capital gains incentive fee	—	2,947
Administrative services expense payable	1,597	378
Accrued accounting and administrative fees	659	252
Interest payable	9,491	7,452
Other accrued expenses and liabilities	1,657	975
Total liabilities	1,165,043	1,208,928
Commitments and contingencies (Note 10)

Shareholders’ equity
Common Shares, $0.01 par value, unlimited shares authorized, 57,308,833 and 51,837,481 Class I shares issued and outstanding, respectively	573	518
Capital in excess of par value	1,684,180	1,522,370
Retained earnings (accumulated deficit)	(15,369)	19,273
Total shareholders’ equity	1,669,384	1,542,161
Total liabilities and shareholders’ equity	$2,834,427	$2,751,089
Net asset value per share of common shares at period end	$29.13	$29.75
See notes to unaudited consolidated financial statements.

KKR FS Income Trust
Unaudited Consolidated Statements of Operations
(dollar amounts in thousands, except per share amounts, unless otherwise noted)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Investment income
From non-controlled/unaffiliated investments:
Interest income	$53,655	$40,345	$161,929	$104,185
Paid-in-kind interest income	2,068	1,397	5,322	3,748
Fee income	1,034	2,336	5,481	5,305
Dividend and other income	3,583	401	10,005	1,519
From non-controlled/affiliated investments:
Interest income	363	—	871	—
Paid-in-kind interest income	159	102	362	306
Fee income	—	—	43	—
Dividend and other income	38	75	130	395
From controlled/affiliated investments:
Interest income	694	363	2,256	1,098
Paid-in-kind interest income	44	—	71	—
Fee income	1	—	18	23
Dividend and other income	1,462	714	2,925	1,153
Total investment income	63,101	45,733	189,413	117,732

Operating expenses
Management fees	5,184	3,912	15,221	10,067
Subordinated income incentive fees	4,759	4,266	14,655	11,141
Capital gains incentive fees	—	880	(2,947)	1,378
Interest expense	16,736	9,444	49,758	23,199
Administrative services expense	1,153	759	2,851	1,897
Accounting and administrative fees	231	164	688	422
Organizational and offering costs	—	—	—	440
Audit expense	185	219	593	549
Other general and administrative expenses	986	1,019	2,511	2,095
Total operating expenses	29,234	20,663	83,330	51,188
Management and incentive fee waivers	—	(8,178)	—	(21,208)
Net operating expenses	29,234	12,485	83,330	29,980
Net investment income before taxes	33,867	33,248	106,083	87,752
Excise taxes	555	—	555	—
Net investment income	33,312	33,248	105,528	87,752

Realized and unrealized gain/loss
Net realized gain (loss) on investments:
Non-controlled/unaffiliated investments	1,327	367	549	113
Net realized gain (loss) on foreign currency forward contracts	(59)	(114)	(79)	(202)
Net realized gain (loss) on foreign currency	59	(602)	(832)	(688)
Net change in unrealized appreciation (depreciation) on investments:
Non-controlled/unaffiliated investments	7,208	5,763	(31,179)	16,809
Non-controlled/affiliated investments	(1,181)	79	(788)	(247)
Controlled/affiliated investments	936	(111)	742	27
Net change in unrealized appreciation (depreciation) on foreign currency forward contracts	(592)	192	(871)	(312)
Net change in unrealized gain (loss) on foreign currency	612	1,470	5,186	(4,472)
Total net realized and unrealized gain (loss)	8,310	7,044	(27,272)	11,028
Net increase (decrease) in net assets resulting from operations	$41,622	$40,292	$78,256	$98,780

Per share information—basic and diluted
Net increase (decrease) in net assets resulting from operations (Earnings (Losses) per Share)	$0.73	$0.93	$1.40	$2.66
Weighted average shares outstanding	57,023,735	43,411,691	55,734,105	37,200,259
See notes to unaudited consolidated financial statements.

KKR FS Income Trust
Unaudited Consolidated Statements of Changes in Net Assets
(dollar amounts in thousands unless otherwise noted)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Operations
Net investment income (loss)	$33,312	$33,248	$105,528	$87,752
Net realized gain (loss) on investments, foreign currency forward contracts and foreign currency	1,327	(349)	(362)	(777)
Net change in unrealized appreciation (depreciation) on investments and foreign currency forward contracts	6,371	5,923	(32,096)	16,277
Net change in unrealized gain (loss) on foreign currency	612	1,470	5,186	(4,472)
Net increase (decrease) in net assets resulting from operations	41,622	40,292	78,256	98,780

Shareholder distributions
Distributions to common shareholders	(38,495)	(32,622)	(112,898)	(87,090)
Net decrease in net assets resulting from shareholder distributions	(38,495)	(32,622)	(112,898)	(87,090)

Capital transactions
Issuance of common shares	20,862	253,210	266,333	548,207
Reinvestment of shareholder distributions	6,898	5,937	21,151	15,968
Repurchases of common shares, net of early repurchase deduction	(27,028)	(1,187)	(125,619)	(1,734)
Net increase (decrease) in net assets resulting from capital share transactions	732	257,960	161,865	562,441
Total increase (decrease) in net assets	3,859	265,630	127,223	574,131
Net assets at beginning of period	1,665,525	1,137,743	1,542,161	829,242
Net assets at end of period	$1,669,384	$1,403,373	$1,669,384	$1,403,373
See notes to unaudited consolidated financial statements.

KKR FS Income Trust
Unaudited Consolidated Statements of Cash Flows
(dollar amounts in thousands unless otherwise noted)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$78,256	$98,780
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of investments	(716,317)	(1,179,295)
Paid-in-kind interest	(5,755)	(4,054)
Proceeds from sales and repayments of investments	514,684	244,685
Net realized (gain) loss on investments	(549)	(113)
Net change in unrealized (appreciation) depreciation on investments	31,225	(16,589)
Net change in unrealized (appreciation) depreciation on foreign currency forward contracts	871	312
Net change in unrealized (gain) loss on foreign currency	(5,186)	4,472
Accretion of discount	(3,023)	(2,747)
Amortization of deferred financing costs	2,114	1,199
(Increase) decrease in receivable for investments sold and repaid	—	(2,620)
(Increase) decrease in income receivable	(2,488)	(4,942)
(Increase) decrease in prepaid expenses and other assets	(11)	(1,828)
Increase (decrease) in payable for investments purchased	—	(21,768)
Increase (decrease) in organizational and offering costs payable	—	(103)
Increase (decrease) in management fees payable	554	—
Increase (decrease) in subordinated income incentive fees payable	389	—
Increase (decrease) in accrued capital gains incentive fee	(2,947)	1,378
Increase (decrease) in administrative services expense payable	1,219	829
Increase (decrease) in accrued accounting and administrative fees	407	126
Increase (decrease) in interest payable	2,039	2,611
Increase (decrease) in other accrued expenses and liabilities	682	874
Net cash provided by (used in) operating activities	(103,836)	(878,793)
Cash flows from financing activities
Issuance of common shares	266,333	548,207
Repurchases of common shares, net of early repurchase deduction	(125,619)	(1,734)
Distributions to common shareholders	(90,515)	(69,187)
Borrowings under financing arrangements	548,754	795,237
Repayments under financing arrangements	(549,737)	(367,250)
Deferred financing costs paid	(3,907)	(2,860)
Net cash provided by (used in) financing activities	45,309	902,413
Effect of exchange rate changes on cash	(45)	6
Total increase (decrease) in cash	(58,572)	23,626
Cash, cash equivalents and foreign currency at beginning of period	99,252	19,693
Cash, cash equivalents and foreign currency at end of period	$40,680	$43,319
Supplemental information
Reinvestment of shareholder distributions	$21,151	$15,968
Federal income taxes paid during the period	—	$55
Interest paid during the period	$45,605	$19,389
See notes to unaudited consolidated financial statements.

KKR FS Income Trust
Unaudited Consolidated Schedule of Investments
As of September 30, 2026
(dollar amounts in thousands, except per share amounts, unless otherwise noted)

Portfolio Company(a)	Footnotes	Industry	Rate(b)					Floor(b)	Maturity	Principal Amount(c)/Shares	Amortized Cost	Fair Value(d)
Senior Secured Loans—First Lien—124.6%
Advanced Dermatology & Cosmetic Surgery	(f)	Health Care Equipment & Services	SF	+	6.5%			1.0%	05/27	$810	$810	$705
Affordable Care Inc	(f)	Health Care Equipment & Services	SF	+	5.5%			0.8%	06/31	89	85	89
Affordable Care Inc	(f)	Health Care Equipment & Services	SF	+	5.8%	(0.0% PIK	/ 3.1% PIK)	0.8%	06/31	232	232	232
AGS Health LLC	(f)	Software & Services	SF	+	4.3%			0.5%	08/32	4,873	4,863	4,865
AGS Health LLC	(i)	Software & Services	SF	+	4.5%			0.5%	08/32	596	596	595
AGS Health LLC	(i)	Software & Services	SF	+	4.5%			0.5%	08/32	1,679	1,679	1,676
A-Lign Assurance LLC	(f)	Software & Services	SF	+	4.3%	(0.0% PIK	/ 3.0% PIK)	0.8%	08/32	11,148	11,050	11,005
A-Lign Assurance LLC	(i)	Software & Services	SF	+	4.3%	(0.0% PIK	/ 3.0% PIK)	0.8%	08/32	3,303	3,287	3,261
A-Lign Assurance LLC	(i)	Software & Services	SF	+	4.3%			0.8%	08/32	1,586	1,570	1,565
Apex Service Partners LLC	(f)	Commercial & Professional Services	SF	+	5.0%			1.0%	10/30	2,537	2,525	2,537
Apex Service Partners LLC	(f)(g)(h)	Commercial & Professional Services	SF	+	5.0%			1.0%	10/30	54,339	53,823	54,339
Apex Service Partners LLC	(i)	Commercial & Professional Services	SF	+	5.0%			1.0%	10/29	3,751	3,722	3,751
Arcfield Acquisition Corp	(g)	Capital Goods	SF	+	5.0%			0.5%	10/31	15,919	15,919	15,919
Arcfield Acquisition Corp	(i)	Capital Goods	SF	+	5.0%			0.5%	10/31	2,780	2,780	2,780
Atwell LLC	(f)(h)	Capital Goods	SF	+	5.0%			0.8%	04/33	6,495	6,466	6,493
Atwell LLC	(i)	Capital Goods	SF	+	5.0%			0.8%	04/33	859	859	858
Atwell LLC	(i)	Capital Goods	SF	+	5.0%			0.8%	04/33	792	792	792
AVE Holdings I Corp (fka Amerivet Partners Management Inc)	(f)	Health Care Equipment & Services	SF	+	5.5%			0.8%	02/28	3,240	3,240	2,855
Avetta LLC	(h)	Software & Services	SF	+	4.2%	(0.0% PIK	/ 2.6% PIK)	0.5%	07/31	6,557	6,508	6,557
Avetta LLC	(i)	Software & Services	SF	+	4.2%			0.5%	07/30	780	780	780
Avetta LLC	(i)	Software & Services	SF	+	4.3%			0.5%	07/30	367	367	367
Avetta LLC	(i)	Software & Services	SF	+	4.2%	(0.0% PIK	/ 2.6% PIK)	0.5%	07/31	1,605	1,605	1,605
BCA Marketplace Ltd	(f)(k)	Commercial & Professional Services	SA	+	5.0%			0.0%	03/31	£9,211	11,751	12,219
BCA Marketplace Ltd	(f)(k)	Commercial & Professional Services	E	+	5.0%			0.0%	04/31	€3,808	4,073	4,319
BDO USA PA	(g)	Commercial & Professional Services	SF	+	5.0%			2.0%	08/28	$16,543	16,410	16,510
BDO USA PA	(f)	Commercial & Professional Services	SF	+	4.5%			2.0%	08/28	974	967	972
BGB Group LLC	(f)(g)(h)	Media & Entertainment	SF	+	5.3%			1.0%	02/30	26,603	26,603	26,869
BGB Group LLC	(i)	Media & Entertainment	SF	+	5.3%			1.0%	02/30	1,748	1,748	1,766
BGB Group LLC	(i)	Media & Entertainment	SF	+	5.3%			1.0%	02/30	3,278	3,278	3,278
Bonterra LLC	(f)(g)(h)	Software & Services	SF	+	4.8%			0.8%	03/32	39,445	39,280	39,222
Bonterra LLC	(f)	Software & Services	SF	+	4.8%			0.8%	03/32	1,246	1,242	1,239
Bonterra LLC	(f)	Software & Services	SF	+	4.8%			0.8%	03/32	611	605	607
Bonterra LLC	(i)	Software & Services	SF	+	4.8%			0.8%	03/32	2,648	2,648	2,633
Bonterra LLC	(i)	Software & Services	SF	+	4.8%			0.8%	03/32	590	590	586
Cadence Education LLC	(h)	Consumer Services	SF	+	5.0%			0.8%	05/31	9,021	8,988	9,021
See notes to unaudited consolidated financial statements.

KKR FS Income Trust
Unaudited Consolidated Schedule of Investments (continued)
As of September 30, 2026
(dollar amounts in thousands, except per share amounts, unless otherwise noted)

Portfolio Company(a)	Footnotes	Industry	Rate(b)					Floor(b)	Maturity	Principal Amount(c)/Shares	Amortized Cost	Fair Value(d)
Cadence Education LLC	(f)	Consumer Services	SF	+	5.0%			0.8%	05/31	$2,378	$2,375	$2,378
Cadence Education LLC	(f)	Consumer Services	SF	+	5.0%			0.8%	05/31	846	846	846
Cadence Education LLC	(i)	Consumer Services	SF	+	5.0%			0.8%	05/30	1,414	1,412	1,414
Cadence Education LLC	(i)	Consumer Services	SF	+	5.0%			0.8%	05/31	3,222	3,222	3,222
Cambrex Corp	(f)	Pharmaceuticals, Biotechnology & Life Sciences	SF	+	4.8%	(0.0% PIK	/ 2.8% PIK)	0.8%	03/32	14,326	14,270	14,409
Cambrex Corp	(f)	Pharmaceuticals, Biotechnology & Life Sciences	SF	+	4.8%			0.8%	03/32	486	486	486
Cambrex Corp	(f)	Pharmaceuticals, Biotechnology & Life Sciences	SF	+	4.8%			0.8%	03/32	2,144	2,144	2,156
Cambrex Corp	(i)	Pharmaceuticals, Biotechnology & Life Sciences	SF	+	4.8%			0.8%	03/32	1,404	1,404	1,404
Carrier Fire Protection	(h)	Commercial & Professional Services	SF	+	4.5%			0.5%	07/31	5,058	5,021	5,058
Carrier Fire Protection	(i)	Commercial & Professional Services	SF	+	4.5%			0.5%	07/30	2,070	2,063	2,070
Carrier Fire Protection	(i)	Commercial & Professional Services	SF	+	4.5%			0.5%	07/31	1,656	1,645	1,656
Circana Group (f.k.a. NPD Group)	(h)	Consumer Services	SF	+	4.3%			0.8%	12/29	9,812	9,812	9,812
Circana Group (f.k.a. NPD Group)	(i)	Consumer Services	SF	+	4.3%			0.8%	12/28	718	718	718
Clarience Technologies LLC	(f)(g)(h)	Capital Goods	SF	+	4.8%	(0.0% PIK	/ 3.1% PIK)	0.8%	02/32	37,028	37,022	36,928
Clarience Technologies LLC	(f)	Capital Goods	SF	+	4.8%			0.8%	02/32	830	832	828
Clarience Technologies LLC	(i)	Capital Goods	SF	+	4.8%			0.8%	02/31	3,995	4,000	3,984
Clarience Technologies LLC	(i)	Capital Goods	SF	+	4.8%	(0.0% PIK	/ 3.1% PIK)	0.8%	02/32	8,852	8,848	8,828
CLEAResult Consulting Inc	(g)	Commercial & Professional Services	SF	+	4.8%	(0.0% PIK	/ 2.5% PIK)	0.8%	08/31	12,275	12,180	12,275
CLEAResult Consulting Inc	(f)	Commercial & Professional Services	SF	+	4.8%	(0.0% PIK	/ 2.4% PIK)	0.8%	08/31	2,549	2,534	2,549
CLEAResult Consulting Inc	(i)	Commercial & Professional Services	SF	+	4.8%	(0.0% PIK	/ 2.4% PIK)	0.8%	08/31	564	564	564
CLEAResult Consulting Inc	(i)	Commercial & Professional Services	SF	+	4.8%			0.8%	08/31	2,082	2,067	2,082
Clearwater Analytics LLC	(f)	Software & Services	SF	+	4.5%	(0.0% PIK	/ 2.5% PIK)	0.5%	06/33	15,255	15,182	15,126
Clearwater Analytics LLC	(i)	Software & Services	SF	+	4.5%	(0.0% PIK	/ 2.5% PIK)	0.5%	06/33	2,825	2,818	2,801
Clearwater Analytics LLC	(i)	Software & Services	SF	+	4.5%			0.5%	06/33	1,836	1,836	1,821
Club Car Wash Operating LLC	(f)(g)	Consumer Services	SF	+	5.8%			1.0%	12/31	8,230	8,164	8,158
Club Car Wash Operating LLC	(f)	Consumer Services	SF	+	5.8%			1.0%	12/31	63	63	63
Club Car Wash Operating LLC	(i)	Consumer Services	SF	+	5.8%			1.0%	12/31	914	914	906
Club Car Wash Operating LLC	(i)	Consumer Services	SF	+	5.8%			1.0%	12/31	162	162	162
ClubCorp Club Operations Inc	(h)	Consumer Services	SF	+	5.3%	(0.0% PIK	/ 3.1% PIK)	0.8%	06/32	13,605	13,541	13,537
ClubCorp Club Operations Inc	(i)	Consumer Services	SF	+	4.8%	(0.0% PIK	/ 3.1% PIK)	0.8%	06/32	925	925	920
ClubCorp Club Operations Inc	(i)	Consumer Services	SF	+	4.8%			0.8%	06/32	1,387	1,387	1,380
Com Laude Group Ltd	(g)(h)(k)	Software & Services	SF	+	5.0%			0.8%	12/32	21,687	21,590	21,407
Com Laude Group Ltd	(i)(k)	Software & Services	SF	+	5.0%			0.8%	12/32	4,284	4,263	4,229
Com Laude Group Ltd	(i)(k)	Software & Services	SF	+	5.0%			0.8%	12/32	1,714	1,714	1,692
See notes to unaudited consolidated financial statements.

KKR FS Income Trust
Unaudited Consolidated Schedule of Investments (continued)
As of September 30, 2026
(dollar amounts in thousands, except per share amounts, unless otherwise noted)

Portfolio Company(a)	Footnotes	Industry	Rate(b)					Floor(b)	Maturity	Principal Amount(c)/Shares	Amortized Cost	Fair Value(d)
Command Alkon Inc	(h)	Software & Services	SF	+	5.5%			0.8%	09/33	$9,380	$9,310	$9,310
Command Alkon Inc	(i)	Software & Services	SF	+	5.5%			0.7%	09/33	1,787	1,787	1,787
Command Alkon Inc	(i)	Software & Services	SF	+	5.5%			0.8%	09/33	1,251	1,251	1,251
Community Brands Inc	(f)(g)	Software & Services	SF	+	5.3%			0.8%	07/31	11,783	11,741	11,324
Community Brands Inc	(i)	Software & Services	SF	+	5.3%			0.8%	07/31	845	845	812
Conservice LLC	(f)	Software & Services	SF	+	4.3%			0.8%	02/33	17,231	17,191	17,145
Conservice LLC	(i)	Software & Services	SF	+	4.5%			0.8%	02/33	2,347	2,347	2,335
CSafe Global	(f)(g)(h)	Transportation	SF	+	5.8%			0.8%	12/28	23,196	23,192	23,196
CSafe Global	(f)	Transportation	SA	+	5.8%			0.8%	12/28	£3,790	4,786	5,028
CSafe Global	(f)	Transportation	SF	+	5.8%			0.8%	03/29	$1,225	1,227	1,225
CSafe Global	(i)	Transportation	SF	+	5.8%			0.8%	03/29	924	924	924
Dental365 LLC	(f)(g)	Health Care Equipment & Services	SF	+	5.0%			0.8%	08/28	16,469	16,469	16,469
Dental365 LLC	(h)	Health Care Equipment & Services	SF	+	5.0%			0.8%	08/28	5,920	5,920	5,920
Dental365 LLC	(i)	Health Care Equipment & Services	SF	+	5.0%			0.8%	05/28	2,216	2,216	2,216
Dental365 LLC	(i)	Health Care Equipment & Services	SF	+	5.0%			0.8%	08/28	759	759	759
DOXA Insurance Holdings LLC	(f)	Insurance	SF	+	4.8%			0.8%	12/29	349	349	343
DOXA Insurance Holdings LLC	(f)(h)	Insurance	SF	+	4.8%			0.8%	12/30	10,941	10,903	10,740
DOXA Insurance Holdings LLC	(f)	Insurance	SF	+	4.9%			0.8%	12/30	517	517	510
DOXA Insurance Holdings LLC	(f)	Insurance	SF	+	5.3%			0.8%	12/30	4,079	4,079	4,074
DOXA Insurance Holdings LLC	(f)	Insurance	SF	+	5.3%			0.8%	12/30	316	316	316
DOXA Insurance Holdings LLC	(i)	Insurance	SF	+	4.8%			0.8%	12/29	883	883	867
DOXA Insurance Holdings LLC	(i)	Insurance	SF	+	5.3%			0.8%	12/30	4,966	4,966	4,960
DuBois Chemicals Inc	(f)(g)	Materials	SF	+	5.0%			0.8%	06/31	14,303	14,259	13,986
DuBois Chemicals Inc	(i)	Materials	SF	+	5.0%			0.8%	06/31	2,138	2,138	2,091
Eagle Railcar Services Roscoe Inc	(h)	Transportation	SF	+	4.5%			0.5%	06/32	9,541	9,522	9,131
Eagle Railcar Services Roscoe Inc	(i)	Transportation	SF	+	4.8%			0.5%	06/32	1,807	1,807	1,729
Eagle Railcar Services Roscoe Inc	(i)	Transportation	SF	+	4.8%			0.5%	06/32	2,008	2,008	1,922
Eide Bailly LLP	(h)	Financial Services	SF	+	5.0%			0.8%	07/33	5,803	5,775	5,774
Eide Bailly LLP	(i)	Financial Services	SF	+	5.0%			0.8%	07/33	1,741	1,741	1,732
Eide Bailly LLP	(i)	Financial Services	SF	+	5.0%			0.8%	07/33	1,161	1,161	1,155
Excelitas Technologies Corp	(f)	Technology Hardware & Equipment	SF	+	5.3%			0.8%	08/29	213	214	212
Express Wash Concepts LLC	(f)(h)	Consumer Services	SF	+	5.3%			1.0%	09/32	3,204	3,185	3,184
Express Wash Concepts LLC	(f)	Consumer Services	SF	+	5.3%			1.0%	09/32	3	3	3
Express Wash Concepts LLC	(i)	Consumer Services	SF	+	5.3%			1.0%	09/32	527	527	524
Express Wash Concepts LLC	(i)	Consumer Services	SF	+	5.3%			1.0%	09/32	123	123	123
Flexera Software LLC	(g)(h)	Software & Services	SF	+	4.8%	(0.0% PIK	/ 2.5% PIK)	0.5%	08/32	37,266	37,246	36,778
Flexera Software LLC	(f)	Software & Services	E	+	4.8%	(0.0% PIK	/ 2.5% PIK)	0.5%	08/32	€11,246	13,135	12,590
See notes to unaudited consolidated financial statements.

KKR FS Income Trust
Unaudited Consolidated Schedule of Investments (continued)
As of September 30, 2026
(dollar amounts in thousands, except per share amounts, unless otherwise noted)

Portfolio Company(a)	Footnotes	Industry	Rate(b)					Floor(b)	Maturity	Principal Amount(c)/Shares	Amortized Cost	Fair Value(d)
Flexera Software LLC	(i)	Software & Services	SF	+	4.8%			0.5%	08/32	$3,023	$3,024	$2,983
Follett Software Co	(h)	Software & Services	SF	+	4.5%			0.5%	08/31	9,810	9,810	9,810
Follett Software Co	(i)	Software & Services	SF	+	4.5%			0.5%	08/30	925	925	925
Foundation Risk Partners Corp	(f)	Insurance	SF	+	4.8%			0.8%	10/30	11,811	11,791	11,811
Foundation Risk Partners Corp	(f)	Insurance	SF	+	4.8%			0.8%	10/30	5,496	5,487	5,496
Foundation Risk Partners Corp	(i)	Insurance	SF	+	4.8%			0.8%	10/30	1,392	1,392	1,392
Frontline Road Safety LLC	(f)(g)	Capital Goods	SF	+	5.0%	(2.3% PIK	/ 2.3% PIK)	0.0%	03/32	38,441	38,308	38,057
Frontline Road Safety LLC	(f)	Capital Goods	SF	+	4.8%			0.0%	03/32	332	332	329
Frontline Road Safety LLC	(f)	Capital Goods	SF	+	7.0%	(2.3% PIK	/ 2.3% PIK)	0.0%	03/32	264	263	261
Frontline Road Safety LLC	(i)	Capital Goods	SF	+	4.8%			0.0%	03/32	3,463	3,463	3,428
Galway Partners Holdings LLC	(f)	Insurance	SF	+	4.5%			0.8%	09/28	221	218	221
Galway Partners Holdings LLC	(f)	Insurance	SF	+	4.5%			0.8%	09/28	404	401	404
Galway Partners Holdings LLC	(f)(h)	Insurance	SF	+	4.5%			0.8%	09/28	9,806	9,793	9,806
Galway Partners Holdings LLC	(f)	Insurance	SF	+	4.5%	(0.0% PIK	/ 1.3% PIK)	0.8%	09/28	556	533	556
Galway Partners Holdings LLC	(i)	Insurance	SF	+	4.5%			0.8%	09/28	1,163	1,163	1,163
Galway Partners Holdings LLC	(i)	Insurance	SF	+	4.5%	(0.0% PIK	/ 1.3% PIK)	0.8%	09/28	2,500	2,500	2,500
GE Vernova Electrification Software LLC	(f)(h)	Software & Services	SF	+	4.8%			0.8%	03/33	17,220	17,137	16,944
GE Vernova Electrification Software LLC	(i)	Software & Services	SF	+	4.8%			0.8%	03/33	3,055	3,055	3,006
Gigamon Inc	(f)	Software & Services	SF	+	5.8%			0.8%	03/29	809	809	792
Granicus Inc	(f)	Software & Services	SF	+	5.8%	(2.3% PIK	/ 2.3% PIK)	0.8%	01/31	334	332	334
Granicus Inc	(f)	Software & Services	SF	+	5.3%	(2.3% PIK	/ 2.3% PIK)	0.8%	01/31	4,934	4,934	4,930
Granicus Inc	(i)	Software & Services	SF	+	5.3%			0.8%	01/31	46	46	46
Hexion International Cooperatief UA	(e)(f)	Materials	SF	+	4.0%			0.5%	03/29	3,035	2,976	3,002
Higginbotham Insurance Agency Inc	(f)(g)(h)	Insurance	SF	+	4.5%			1.0%	06/31	26,910	26,910	26,830
Higginbotham Insurance Agency Inc	(i)	Insurance	SF	+	4.5%			1.0%	06/31	1,942	1,942	1,936
Highgate Hotels Inc	(g)	Consumer Services	SF	+	5.5%			1.0%	11/29	12,386	12,289	12,386
Highgate Hotels Inc	(i)	Consumer Services	SF	+	5.5%			1.0%	11/29	1,592	1,580	1,592
Highgate Hotels Inc	(i)	Consumer Services	SF	+	5.5%			1.0%	11/29	3,206	3,206	3,238
Homrich & Berg Inc	(f)	Financial Services	SF	+	4.8%			0.8%	08/31	879	879	879
Homrich & Berg Inc	(g)(h)	Financial Services	SF	+	4.8%			0.8%	11/31	17,035	17,020	17,035
Homrich & Berg Inc	(f)	Financial Services	SF	+	4.5%			0.8%	11/31	3,136	3,136	3,130
Homrich & Berg Inc	(i)	Financial Services	SF	+	4.8%			0.8%	08/31	1,008	1,008	1,008
Homrich & Berg Inc	(i)	Financial Services	SF	+	4.5%			0.8%	11/31	9,036	9,036	9,020
Horizon CTS Buyer LLC	(f)(h)	Capital Goods	SF	+	4.5%	(0.0% PIK	/ 2.4% PIK)	0.8%	03/32	14,328	14,281	14,252
Horizon CTS Buyer LLC	(f)	Capital Goods	SF	+	4.5%			0.8%	03/32	3,857	3,859	3,836
Horizon CTS Buyer LLC	(f)(g)	Capital Goods	SF	+	4.5%	(0.0% PIK	/ 2.9% PIK)	0.8%	03/32	24,782	24,792	24,648
Horizon CTS Buyer LLC	(i)	Capital Goods	SF	+	4.5%			0.8%	03/32	3,475	3,475	3,457
See notes to unaudited consolidated financial statements.

KKR FS Income Trust
Unaudited Consolidated Schedule of Investments (continued)
As of September 30, 2026
(dollar amounts in thousands, except per share amounts, unless otherwise noted)

Portfolio Company(a)	Footnotes	Industry	Rate(b)					Floor(b)	Maturity	Principal Amount(c)/Shares	Amortized Cost	Fair Value(d)
Horizon CTS Buyer LLC	(i)	Capital Goods	SF	+	4.5%	(0.0% PIK	/ 2.9% PIK)	0.8%	03/32	$5,403	$5,403	$5,373
Inhabit IQ	(g)	Software & Services	SF	+	4.5%	(0.0% PIK	/ 2.3% PIK)	0.8%	01/32	4,238	4,230	4,210
Inhabit IQ	(i)	Software & Services	SF	+	4.5%	(0.0% PIK	/ 2.3% PIK)	0.8%	01/32	1,192	1,192	1,184
Inhabit IQ	(i)	Software & Services	SF	+	4.5%			0.8%	01/32	745	745	740
Insightsoftware.Com Inc	(f)	Software & Services	SF	+	5.3%			0.8%	05/28	463	463	401
Insightsoftware.Com Inc	(f)	Software & Services	SF	+	5.3%			1.0%	05/28	888	888	769
Insightsoftware.Com Inc	(f)	Software & Services	SF	+	5.3%			1.0%	05/28	7,038	7,038	6,094
Insightsoftware.Com Inc	(i)	Software & Services	SF	+	5.3%			0.8%	05/28	4,015	4,015	3,477
Insightsoftware.Com Inc	(i)	Software & Services	SF	+	5.3%			1.0%	05/28	1	1	1
Integrated Power Services LLC	(f)(g)(h)	Commercial & Professional Services	SF	+	4.8%			0.8%	11/31	39,831	39,831	39,353
Integrated Power Services LLC	(i)	Commercial & Professional Services	SF	+	4.8%			0.8%	11/30	5,523	5,523	5,457
Integrated Power Services LLC	(i)	Commercial & Professional Services	SF	+	4.8%			0.8%	11/31	9,189	9,189	9,079
Integrity Marketing Group LLC	(f)(g)(h)	Insurance	SF	+	5.0%			0.8%	08/28	50,957	50,900	50,957
Integrity Marketing Group LLC	(i)	Insurance	SF	+	5.0%			0.8%	08/28	6,058	6,056	6,058
IntraFi Network LLC	(e)(f)	Financial Services	SF	+	4.0%			0.0%	07/31	124	123	123
J S Held LLC	(f)(g)(h)	Insurance	SF	+	4.8%			1.0%	06/28	23,642	23,642	23,540
J S Held LLC	(i)	Insurance	SF	+	4.8%			1.0%	06/28	1,588	1,588	1,581
Jeppesen Holdings LLC	(g)(h)(k)	Software & Services	SF	+	4.3%	(0.0% PIK	/ 2.6% PIK)	0.5%	11/32	23,544	23,466	23,387
Jeppesen Holdings LLC	(i)(k)	Software & Services	SF	+	4.3%			0.5%	11/32	1,221	1,221	1,213
Keystone Agency Partners LLC	(f)(g)(h)	Insurance	SF	+	4.5%	(0.0% PIK	/ 2.6% PIK)	0.8%	08/32	48,994	48,796	48,602
Keystone Agency Partners LLC	(i)	Insurance	SF	+	4.5%	(0.0% PIK	/ 2.6% PIK)	0.8%	08/32	5,133	5,133	5,092
Keystone Agency Partners LLC	(i)	Insurance	SF	+	4.5%			0.8%	08/32	3,888	3,884	3,857
Lazer Logistics Inc	(f)(g)	Transportation	SF	+	4.8%			0.8%	05/30	15,533	15,411	15,533
Lazer Logistics Inc	(i)	Transportation	SF	+	4.8%			0.8%	05/29	1,244	1,235	1,244
Lazer Logistics Inc	(i)	Transportation	SF	+	4.8%			0.8%	05/30	833	833	833
Learning Experience Corp/The	(h)	Consumer Services	SF	+	4.8%	(0.0% PIK	/ 2.9% PIK)	0.5%	07/32	3,642	3,627	3,679
Learning Experience Corp/The	(i)	Consumer Services	SF	+	4.8%			0.8%	07/32	801	801	801
Legends Hospitality LLC	(f)	Consumer Services	SF	+	5.0%			0.8%	08/30	503	503	497
Legends Hospitality LLC	(g)(h)	Consumer Services	SF	+	5.5%	(2.8% PIK	/ 2.8% PIK)	0.8%	08/31	17,729	17,559	17,552
Legends Hospitality LLC	(f)	Consumer Services	SF	+	5.0%	(0.0% PIK	/ 3.0% PIK)	0.8%	08/31	994	994	984
Legends Hospitality LLC	(i)	Consumer Services	SF	+	5.0%			0.8%	08/30	1,508	1,508	1,492
Lipari Foods LLC	(f)(g)	Consumer Staples Distribution & Retail	SF	+	5.5%			1.0%	10/31	36,271	36,271	36,271
Lipari Foods LLC	(i)	Consumer Staples Distribution & Retail	SF	+	5.5%			1.0%	10/31	10,201	10,199	10,201
Magna Legal Services LLC	(f)(g)	Commercial & Professional Services	SF	+	4.5%			0.8%	11/29	12,435	12,327	12,435
Magna Legal Services LLC	(f)	Commercial & Professional Services	SF	+	4.5%			0.8%	11/29	4,118	4,118	4,118
Magna Legal Services LLC	(i)	Commercial & Professional Services	SF	+	4.5%			0.8%	11/28	861	854	861
See notes to unaudited consolidated financial statements.

KKR FS Income Trust
Unaudited Consolidated Schedule of Investments (continued)
As of September 30, 2026
(dollar amounts in thousands, except per share amounts, unless otherwise noted)

Portfolio Company(a)	Footnotes	Industry	Rate(b)					Floor(b)	Maturity	Principal Amount(c)/Shares	Amortized Cost	Fair Value(d)
Magna Legal Services LLC	(i)	Commercial & Professional Services	SF	+	4.5%			0.8%	11/29	$843	$843	$843
MAI Capital Management LLC	(f)(h)	Financial Services	SF	+	4.8%	(0.0% PIK	/ 2.4% PIK)	0.8%	08/31	10,235	10,192	10,235
MAI Capital Management LLC	(f)	Financial Services	SF	+	4.8%	(0.0% PIK	/ 2.9% PIK)	0.8%	08/31	3,661	3,657	3,661
MAI Capital Management LLC	(i)	Financial Services	SF	+	4.8%			0.8%	08/31	2,568	2,567	2,568
MAI Capital Management LLC	(i)	Financial Services	SF	+	4.8%	(0.0% PIK	/ 2.9% PIK)	0.8%	08/31	2,143	2,143	2,143
MAI Capital Management LLC	(i)	Financial Services	SF	+	4.8%			0.8%	08/31	1,720	1,720	1,720
MB2 Dental Solutions LLC	(f)(g)	Health Care Equipment & Services	SF	+	5.5%			0.8%	02/31	24,176	23,996	24,176
MB2 Dental Solutions LLC	(f)	Health Care Equipment & Services	SF	+	5.5%			0.8%	02/31	361	348	361
MB2 Dental Solutions LLC	(i)	Health Care Equipment & Services	SF	+	5.5%			0.8%	02/31	1,540	1,540	1,540
Med-Metrix	(g)(h)	Software & Services	SF	+	4.5%	(0.0% PIK	/ 2.9% PIK)	0.8%	07/32	24,215	24,112	24,101
Med-Metrix	(f)	Software & Services	SF	+	4.5%	(0.0% PIK	/ 2.8% PIK)	0.8%	07/32	4,695	4,695	4,673
Med-Metrix	(i)	Software & Services	SF	+	4.5%			0.8%	07/32	4,286	4,286	4,266
Med-Metrix	(i)	Software & Services	SF	+	4.5%	(0.0% PIK	/ 2.8% PIK)	0.8%	07/32	5,377	5,377	5,351
Mercer Advisors	(f)(g)	Financial Services	SF	+	4.5%			0.8%	10/30	29,272	29,191	29,272
Mercer Advisors	(i)	Financial Services	SF	+	4.5%			0.8%	10/30	11,399	11,399	11,399
Mercer Advisors	(i)	Financial Services	SF	+	4.5%			0.8%	10/30	227	226	227
Misys Ltd	(e)(f)(k)	Software & Services	SF	+	4.0%			0.0%	09/32	13,979	13,855	13,518
Model N Inc	(f)(g)	Software & Services	SF	+	4.8%	(0.0% PIK	/ 3.0% PIK)	0.8%	06/31	14,119	14,080	13,738
Model N Inc	(i)	Software & Services	SF	+	4.8%			0.8%	06/31	1,421	1,421	1,383
NAVEX Global Inc	(f)	Software & Services	SF	+	5.0%	(0.0% PIK	/ 3.0% PIK)	0.8%	10/32	15,054	14,987	14,760
NAVEX Global Inc	(i)	Software & Services	SF	+	5.0%			0.8%	10/31	326	326	320
NAVEX Global Inc	(i)	Software & Services	SF	+	5.0%			0.8%	10/32	6,900	6,883	6,765
NEFCO Corp	(g)(h)	Capital Goods	SF	+	4.3%			0.8%	01/33	15,504	15,469	15,504
NEFCO Corp	(f)	Capital Goods	SF	+	4.5%			0.8%	01/33	797	797	797
NEFCO Corp	(i)	Capital Goods	SF	+	4.3%			0.8%	01/33	3,322	3,322	3,322
NEFCO Corp	(i)	Capital Goods	SF	+	4.5%			0.8%	01/33	1,418	1,418	1,418
NeoGov Newt Holdco Inc	(f)(h)	Software & Services	SF	+	4.3%	(0.0% PIK	/ 2.1% PIK)	0.5%	09/32	16,115	16,067	15,954
NeoGov Newt Holdco Inc	(i)	Software & Services	SF	+	4.5%			0.5%	09/31	821	821	813
NeoGov Newt Holdco Inc	(i)	Software & Services	SF	+	4.3%			0.5%	09/31	1,825	1,825	1,807
NeoGov Newt Holdco Inc	(i)	Software & Services	SF	+	4.3%	(0.0% PIK	/ 2.8% PIK)	0.5%	09/32	2,592	2,592	2,566
Netsmart Technologies Inc	(f)(g)(h)	Health Care Equipment & Services	SF	+	5.2%	(2.7% PIK	/ 2.7% PIK)	0.8%	08/31	42,222	42,095	41,593
Netsmart Technologies Inc	(i)	Health Care Equipment & Services	SF	+	5.0%	(2.5% PIK	/ 2.5% PIK)	0.8%	08/31	4,258	4,236	4,194
Netsmart Technologies Inc	(i)	Health Care Equipment & Services	SF	+	4.8%			0.8%	08/31	4,343	4,343	4,278
OEConnection LLC	(f)(g)(h)	Software & Services	SF	+	4.5%	(0.0% PIK	/ 2.5% PIK)	0.5%	12/32	23,608	23,518	23,466
OEConnection LLC	(i)	Software & Services	SF	+	4.5%	(0.0% PIK	/ 2.5% PIK)	0.5%	12/32	5,183	5,183	5,152
OEConnection LLC	(i)	Software & Services	SF	+	4.5%			0.5%	12/32	2,604	2,600	2,589
Orion Services Group LLC	(f)(g)	Capital Goods	SF	+	4.5%	(0.0% PIK	/ 2.8% PIK)	0.8%	11/32	11,144	11,087	11,002
See notes to unaudited consolidated financial statements.

KKR FS Income Trust
Unaudited Consolidated Schedule of Investments (continued)
As of September 30, 2026
(dollar amounts in thousands, except per share amounts, unless otherwise noted)

Portfolio Company(a)	Footnotes	Industry	Rate(b)					Floor(b)	Maturity	Principal Amount(c)/Shares	Amortized Cost	Fair Value(d)
Orion Services Group LLC	(f)	Capital Goods	SF	+	4.8%			0.8%	11/32	$274	$271	$272
Orion Services Group LLC	(i)	Capital Goods	SF	+	4.8%			0.8%	11/32	189	188	188
Pavement Preservation Group Inc	(g)	Capital Goods	SF	+	5.3%			1.0%	08/30	5,344	5,344	5,288
Pavement Preservation Group Inc	(f)	Capital Goods	SF	+	5.3%			1.0%	08/30	237	237	234
Pavement Preservation Group Inc	(i)	Capital Goods	SF	+	5.3%			1.0%	08/30	640	640	633
PCI Pharma Services	(f)(k)	Health Care Equipment & Services	SF	+	5.0%			0.8%	10/32	427	427	417
PCI Pharma Services	(f)(h)(k)	Health Care Equipment & Services	SF	+	5.0%			0.8%	10/32	13,593	13,546	13,287
PCI Pharma Services	(f)(k)	Health Care Equipment & Services	SF	+	5.0%			0.8%	10/32	276	276	270
PCI Pharma Services	(i)(k)	Health Care Equipment & Services	SF	+	5.0%			0.8%	10/32	18,671	18,613	18,251
PCI Pharma Services	(i)(k)	Health Care Equipment & Services	SF	+	5.0%			0.8%	10/32	5,242	5,242	5,124
Personify Health Inc	(g)	Software & Services	SF	+	5.8%			0.8%	11/29	13,311	13,274	12,033
Pike Corp	(f)(g)(h)	Capital Goods	SF	+	4.3%	(0.0% PIK	/ 2.5% PIK)	0.8%	12/32	21,690	21,632	21,436
Pike Corp	(i)	Capital Goods	SF	+	4.3%	(0.0% PIK	/ 2.5% PIK)	0.8%	12/32	3,792	3,792	3,748
Pike Corp	(i)	Capital Goods	SF	+	4.3%			0.8%	12/32	3,034	3,034	2,998
Precisely Software Inc	(e)(f)	Software & Services	SF	+	4.0%			0.8%	04/28	25,605	25,059	20,996
Premise Health Holding Corp	(f)	Health Care Equipment & Services	SF	+	4.8%			0.8%	11/32	4,658	4,616	4,617
Premise Health Holding Corp	(f)	Health Care Equipment & Services	SF	+	4.8%			0.8%	11/32	657	650	651
Premise Health Holding Corp	(i)	Health Care Equipment & Services	SF	+	4.8%			0.8%	11/31	369	369	366
Premise Health Holding Corp	(i)	Health Care Equipment & Services	SF	+	4.8%			0.8%	11/32	633	633	627
PROS Holdings Inc	(f)	Software & Services	SF	+	4.3%	(0.0% PIK	/ 2.9% PIK)	0.0%	12/32	7,430	7,422	7,403
PROS Holdings Inc	(i)	Software & Services	SF	+	4.3%			0.0%	12/32	861	861	858
PSC Group	(f)	Transportation	SF	+	5.3%			0.8%	04/30	196	196	193
PSC Group	(f)	Transportation	SF	+	5.3%			0.8%	04/31	3,145	3,130	3,102
PSC Group	(i)	Transportation	SF	+	5.3%			0.8%	04/30	212	212	209
PSKW LLC (dba ConnectiveRx)	(f)(g)	Health Care Equipment & Services	SF	+	5.5%			1.0%	03/28	27,748	27,748	27,748
Radwell International LLC	(f)	Capital Goods	SF	+	4.8%			0.8%	04/30	181	152	181
Radwell International LLC	(f)(g)(h)	Capital Goods	SF	+	4.8%			0.8%	04/30	29,870	29,636	29,780
Radwell International LLC	(f)	Capital Goods	SF	+	4.8%			0.8%	04/30	412	412	411
Radwell International LLC	(i)	Capital Goods	SF	+	4.8%			0.8%	04/30	1,633	1,633	1,628
Radwell International LLC	(i)	Capital Goods	SF	+	4.8%			0.8%	04/30	5,149	5,149	5,134
Railpros Inc	(f)	Commercial & Professional Services	SF	+	4.3%			0.8%	05/32	1,160	1,160	1,160
Railpros Inc	(f)	Commercial & Professional Services	SF	+	4.3%			0.8%	05/32	108	108	108
Railpros Inc	(i)	Commercial & Professional Services	SF	+	4.3%			0.8%	05/32	180	180	180
Railpros Inc	(i)	Commercial & Professional Services	SF	+	4.3%			0.8%	05/32	252	252	252
Resa Power LLC	(f)(h)	Commercial & Professional Services	SF	+	4.8%	(0.0% PIK	/ 2.5% PIK)	0.8%	04/32	16,037	15,993	16,037
Resa Power LLC	(f)	Commercial & Professional Services	SF	+	4.8%			0.8%	04/32	680	680	680
Resa Power LLC	(i)	Commercial & Professional Services	SF	+	4.5%			0.8%	04/32	219	219	219
See notes to unaudited consolidated financial statements.

KKR FS Income Trust
Unaudited Consolidated Schedule of Investments (continued)
As of September 30, 2026
(dollar amounts in thousands, except per share amounts, unless otherwise noted)

Portfolio Company(a)	Footnotes	Industry	Rate(b)					Floor(b)	Maturity	Principal Amount(c)/Shares	Amortized Cost	Fair Value(d)
Resa Power LLC	(i)	Commercial & Professional Services	SF	+	4.5%	(0.0% PIK	/ 2.5% PIK)	0.8%	04/32	$2,075	$2,075	$2,075
Resa Power LLC	(i)	Commercial & Professional Services	SF	+	4.8%			0.8%	04/32	1,076	1,076	1,076
Revere Superior Holdings Inc	(g)	Software & Services	SF	+	5.0%			1.0%	10/29	2,332	2,324	2,300
Revere Superior Holdings Inc	(f)	Software & Services	SF	+	5.0%			1.0%	10/29	141	138	139
Revere Superior Holdings Inc	(f)(g)	Software & Services	SF	+	5.0%			1.0%	10/29	16,392	16,342	16,166
Revere Superior Holdings Inc	(i)	Software & Services	SF	+	5.0%			1.0%	10/29	913	913	901
Rialto Capital Management LLC	(g)(h)	Financial Services	SF	+	5.0%			0.8%	12/30	16,626	16,538	16,626
Rialto Capital Management LLC	(i)	Financial Services	SF	+	5.0%			0.8%	12/30	834	834	834
Rockefeller Capital Management LP	(f)(g)(h)	Financial Services	SF	+	4.5%			0.5%	12/32	41,493	41,311	41,908
Rockefeller Capital Management LP	(i)	Financial Services	SF	+	4.5%			0.5%	12/32	3,300	3,300	3,333
SAMBA Safety Inc	(g)	Software & Services	SF	+	4.8%	(0.0% PIK	/ 2.9% PIK)	1.0%	12/32	4,939	4,928	4,887
SAMBA Safety Inc	(f)	Software & Services	SF	+	4.8%			1.0%	12/32	19	19	19
SAMBA Safety Inc	(i)	Software & Services	SF	+	4.8%	(0.0% PIK	/ 2.9% PIK)	1.0%	12/32	603	603	596
SAMBA Safety Inc	(i)	Software & Services	SF	+	4.8%			1.0%	12/32	429	429	424
Schellman Inc	(h)	Software & Services	SF	+	4.8%	(0.0% PIK	/ 2.9% PIK)	0.8%	04/33	11,521	11,467	11,521
Schellman Inc	(i)	Software & Services	SF	+	4.8%	(0.0% PIK	/ 2.9% PIK)	0.8%	04/33	1,077	1,077	1,077
Schellman Inc	(i)	Software & Services	SF	+	4.8%			0.8%	04/33	1,615	1,615	1,615
Service Express Inc	(g)(h)	Commercial & Professional Services	SF	+	4.3%	(0.0% PIK	/ 2.8% PIK)	0.5%	12/32	21,137	21,137	21,099
Service Express Inc	(f)	Commercial & Professional Services	SF	+	4.5%			0.5%	12/32	464	464	463
Service Express Inc	(f)(h)	Commercial & Professional Services	SF	+	4.3%	(0.0% PIK	/ 2.8% PIK)	0.5%	12/32	14,306	14,253	14,280
Service Express Inc	(i)	Commercial & Professional Services	SF	+	4.5%	(0.0% PIK	/ 2.8% PIK)	0.5%	12/32	4,207	4,207	4,199
Service Express Inc	(i)	Commercial & Professional Services	SF	+	4.5%			0.5%	12/32	4,543	4,543	4,535
Service Logic LLC	(f)(g)(h)	Commercial & Professional Services	SF	+	4.8%	(2.3% PIK	/ 2.3% PIK)	0.0%	12/32	22,540	22,496	22,320
Service Logic LLC	(i)	Commercial & Professional Services	SF	+	4.8%	(2.3% PIK	/ 2.3% PIK)	0.0%	12/32	2,974	2,974	2,945
Service Logic LLC	(i)	Commercial & Professional Services	SF	+	4.5%			0.0%	12/32	2,720	2,720	2,693
Shaw Development LLC	(g)(h)	Capital Goods	SF	+	6.0%			0.5%	10/29	16,122	15,990	16,083
Solera LLC	(e)(f)	Software & Services	SF	+	4.0%			0.5%	06/28	10,306	10,014	9,682
Sphera Solutions Inc	(f)(h)	Software & Services	SF	+	4.5%			0.5%	09/32	42,321	42,224	39,158
Sphera Solutions Inc	(f)	Software & Services	SF	+	4.5%			0.5%	09/32	2,960	2,957	2,739
Sphera Solutions Inc	(i)	Software & Services	SF	+	4.5%			0.5%	09/32	8,702	8,702	8,052
Sphera Solutions Inc	(i)	Software & Services	SF	+	4.5%			0.5%	09/32	2,841	2,841	2,629
Spins LLC	(f)(h)	Software & Services	SF	+	4.8%			1.0%	01/29	18,053	18,053	17,962
Spins LLC	(i)	Software & Services	SF	+	4.8%			1.0%	01/29	1,063	1,063	1,058
Spotless Brands LLC	(g)(h)	Consumer Services	SF	+	5.8%			1.0%	07/28	15,870	15,706	15,870
Spotless Brands LLC	(f)	Consumer Services	SF	+	5.5%			1.0%	07/28	6,596	6,563	6,596
Spotless Brands LLC	(f)	Consumer Services	SF	+	5.0%			1.0%	07/28	2,946	2,921	2,920
Spotless Brands LLC	(i)	Consumer Services	SF	+	5.0%			1.0%	07/28	3,868	3,868	3,834
See notes to unaudited consolidated financial statements.

KKR FS Income Trust
Unaudited Consolidated Schedule of Investments (continued)
As of September 30, 2026
(dollar amounts in thousands, except per share amounts, unless otherwise noted)

Portfolio Company(a)	Footnotes	Industry	Rate(b)					Floor(b)	Maturity	Principal Amount(c)/Shares	Amortized Cost	Fair Value(d)
Sunbelt Solomon Services LLC	(f)	Capital Goods	SF	+	5.0%			0.7%	08/33	$677	$677	$673
Sunbelt Solomon Services LLC	(g)(h)	Capital Goods	SF	+	5.0%			0.7%	08/33	13,534	13,468	13,467
Sunbelt Solomon Services LLC	(i)	Capital Goods	SF	+	5.0%			0.7%	08/33	2,224	2,224	2,212
Sunbelt Solomon Services LLC	(i)	Capital Goods	SF	+	5.0%			0.7%	08/33	2,685	2,685	2,672
SureScripts LLC	(f)(g)(h)	Health Care Equipment & Services	SF	+	5.0%			0.8%	11/31	29,242	29,012	29,242
SureScripts LLC	(g)	Health Care Equipment & Services	SF	+	4.8%			0.8%	11/31	9,281	9,281	9,281
SureScripts LLC	(i)	Health Care Equipment & Services	SF	+	4.8%			0.8%	11/31	6,405	6,405	6,405
Trackunit ApS	(f)(k)	Software & Services	SF	+	5.0%	(0.0% PIK	/ 2.8% PIK)	0.0%	06/32	12,442	12,281	12,267
Trackunit ApS	(i)(k)	Software & Services	SF	+	5.0%	(0.0% PIK	/ 2.8% PIK)	0.0%	05/32	5,530	5,496	5,452
Trackunit ApS	(i)(k)	Software & Services	SF	+	5.0%	(0.0% PIK	/ 2.8% PIK)	0.0%	06/32	2,765	2,748	2,726
Turnpoint Services Inc	(f)	Capital Goods	SF	+	5.3%			0.8%	06/30	305	305	283
Turnpoint Services Inc	(g)	Capital Goods	SF	+	5.3%			0.8%	06/31	5,701	5,659	5,293
Turnpoint Services Inc	(i)	Capital Goods	SF	+	5.3%			0.8%	06/30	388	388	360
USIC Holdings Inc	(f)(g)(h)	Commercial & Professional Services	SF	+	5.5%			0.8%	09/31	16,753	16,692	16,581
USIC Holdings Inc	(f)	Commercial & Professional Services	SF	+	5.3%			0.8%	09/31	2,781	2,778	2,752
USIC Holdings Inc	(i)	Commercial & Professional Services	SF	+	5.5%			0.8%	09/31	80	80	79
USIC Holdings Inc	(i)	Commercial & Professional Services	SF	+	5.3%			0.8%	09/31	339	339	335
Veriforce LLC	(g)(k)	Software & Services	SF	+	4.5%			0.8%	11/31	9,746	9,712	9,746
Veriforce LLC	(f)(k)	Software & Services	SA	+	4.5%			0.8%	11/31	£3,333	4,179	4,421
Veriforce LLC	(i)(k)	Software & Services	SF	+	4.5%			0.8%	11/31	$935	935	935
Veriforce LLC	(i)(k)	Software & Services	SF	+	4.5%			0.8%	11/31	518	518	518
Veriforce LLC	(i)(k)	Software & Services	SF	+	4.3%	(0.0% PIK	/ 2.5% PIK)	0.8%	11/31	20,071	20,071	19,914
Vermont Information Processing Inc	(f)	Software & Services	SF	+	4.5%	(0.0% PIK	/ 2.4% PIK)	0.5%	01/32	10,155	10,121	10,155
Vermont Information Processing Inc	(f)	Software & Services	SF	+	4.5%			0.5%	01/32	685	685	685
Vermont Information Processing Inc	(i)	Software & Services	SF	+	4.5%	(0.0% PIK	/ 2.4% PIK)	0.5%	01/32	2,663	2,663	2,663
Vermont Information Processing Inc	(i)	Software & Services	SF	+	4.5%			0.5%	01/32	457	457	457
VetCor Professional Practices LLC	(f)(g)	Health Care Equipment & Services	SF	+	5.8%			0.8%	08/29	24,315	24,305	23,725
VetCor Professional Practices LLC	(f)	Health Care Equipment & Services	SF	+	5.8%			0.8%	08/29	183	182	178
VetCor Professional Practices LLC	(f)(g)	Health Care Equipment & Services	SF	+	6.0%			0.8%	08/29	571	571	561
VetCor Professional Practices LLC	(i)	Health Care Equipment & Services	SF	+	5.8%			0.8%	08/29	274	274	267
Vigor Marine Group LLC	(g)(h)	Transportation	SF	+	4.5%			0.5%	08/33	34,535	34,450	34,449
Vigor Marine Group LLC	(i)	Transportation	SF	+	4.5%			0.5%	08/33	4,220	4,220	4,209
Vigor Marine Group LLC	(i)	Transportation	SF	+	4.5%			0.5%	08/33	6,245	6,245	6,230
Vitu	(g)(h)	Software & Services	SF	+	4.5%			0.8%	01/32	21,863	21,799	22,081
Vitu	(i)	Software & Services	SF	+	4.5%			0.8%	01/31	3,598	3,598	3,598
Wealth Enhancement Group LLC	(f)	Financial Services	SF	+	4.3%			1.0%	10/28	10,902	10,869	10,809
Wealth Enhancement Group LLC	(f)(g)	Financial Services	SF	+	4.3%			1.0%	10/28	3,507	3,501	3,477
See notes to unaudited consolidated financial statements.

KKR FS Income Trust
Unaudited Consolidated Schedule of Investments (continued)
As of September 30, 2026
(dollar amounts in thousands, except per share amounts, unless otherwise noted)

Portfolio Company(a)	Footnotes	Industry	Rate(b)					Floor(b)	Maturity	Principal Amount(c)/Shares	Amortized Cost	Fair Value(d)
Wealth Enhancement Group LLC	(i)	Financial Services	SF	+	4.3%			1.0%	10/28	$1,562	$1,562	$1,548
Wealth Enhancement Group LLC	(i)	Financial Services	SF	+	4.3%			1.0%	10/28	413	413	410
WebPros Holding Sarl	(f)(k)	Software & Services	SF	+	5.0%	(0.0% PIK	/ 2.3% PIK)	0.0%	11/32	28,683	28,290	28,181
WebPros Holding Sarl	(i)(k)	Software & Services	SF	+	5.0%	(0.0% PIK	/ 2.3% PIK)	0.0%	11/32	3,585	3,562	3,523
Wedgewood Weddings	(f)(h)	Consumer Services	SF	+	4.3%			0.8%	06/32	23,276	23,178	23,276
Wedgewood Weddings	(i)	Consumer Services	SF	+	4.3%			0.8%	06/32	4,702	4,702	4,702
Wedgewood Weddings	(i)	Consumer Services	SF	+	4.3%			0.8%	06/32	4,702	4,702	4,702
West Star Aviation Inc	(h)	Capital Goods	SF	+	4.5%	(0.0% PIK	/ 2.8% PIK)	0.8%	05/32	14,670	14,626	14,670
West Star Aviation Inc	(f)	Capital Goods	SF	+	4.5%			0.8%	05/32	622	622	622
West Star Aviation Inc	(f)	Capital Goods	SF	+	4.5%	(0.0% PIK	/ 2.8% PIK)	0.0%	05/32	2,362	2,350	2,362
West Star Aviation Inc	(i)	Capital Goods	SF	+	4.5%			0.8%	05/32	1,451	1,451	1,451
West Star Aviation Inc	(i)	Capital Goods	SF	+	4.5%	(0.0% PIK	/ 2.8% PIK)	0.0%	05/32	725	725	725
Woolpert Inc	(f)	Capital Goods	SF	+	4.5%			1.0%	04/31	1,085	1,085	1,063
Woolpert Inc	(f)(g)(h)	Capital Goods	SF	+	4.5%			1.0%	04/32	52,837	52,843	51,781
Woolpert Inc	(i)	Capital Goods	SF	+	4.5%			1.0%	04/31	4,338	4,338	4,252
Xylem Kendall	(f)	Commercial & Professional Services	SF	+	5.8%			1.0%	04/30	6,328	6,328	6,324
Xylem Kendall	(f)	Commercial & Professional Services	SF	+	5.9%			1.0%	04/30	775	775	775
Xylem Kendall	(i)	Commercial & Professional Services	SF	+	5.8%			1.0%	04/30	5,739	5,739	5,735
Xylem Kendall	(i)	Commercial & Professional Services	SF	+	5.9%			1.0%	04/30	202	202	202
Zeus Industrial Products Inc	(f)	Health Care Equipment & Services	SF	+	5.4%			0.8%	02/30	544	527	520
Zeus Industrial Products Inc	(f)	Health Care Equipment & Services	SF	+	5.4%			0.8%	02/31	25,347	25,155	24,232
Zeus Industrial Products Inc	(i)	Health Care Equipment & Services	SF	+	5.4%			0.8%	02/30	2,718	2,718	2,598
Total Senior Secured Loans—First Lien											2,524,913	2,505,293
Unfunded Loan Commitments											(425,665)	(425,665)
Net Senior Secured Loans—First Lien											2,099,248	2,079,628

Subordinated Debt—0.1%
Affordable Care Inc	(f)	Health Care Equipment & Services			10.0%	PIK			06/32	212	212	212
Apex Service Partners LLC	(f)	Commercial & Professional Services			14.3%	PIK			04/31	2,173	2,158	2,216
Total Subordinated Debt											2,370	2,428

Asset Based Finance—40.7%
Advancion Corp/IL, Revolver	(f)	Materials	SF	+	5.0%			1.0%	09/29	$8,493	8,493	8,493
Advancion Corp/IL, Revolver	(i)	Materials	SF	+	5.0%			1.0%	09/29	$3,640	3,640	3,640
Aggregator (GreenSky Holdings I)	(f)(k)(p)	Financial Services								1,290,883	1,291	1,503
Auxilior Capital Partners Inc, Preferred Equity	(f)	Financial Services			14.5%	(9.5% PIK	/ 9.5% PIK)		04/30	$1,398	1,398	1,392
See notes to unaudited consolidated financial statements.

KKR FS Income Trust
Unaudited Consolidated Schedule of Investments (continued)
As of September 30, 2026
(dollar amounts in thousands, except per share amounts, unless otherwise noted)

Portfolio Company(a)	Footnotes	Industry	Rate(b)				Floor(b)	Maturity	Principal Amount(c)/Shares	Amortized Cost	Fair Value(d)
Bankers Healthcare Group LLC, Term Loan	(h)(k)	Financial Services	SF	+	3.9%		0.0%	11/27	$771	$771	$776
Bond Aviation Holdings LLC, Term Loan	(f)(p)	Transportation			9.0%			10/33	$19,441	19,441	19,441
Bond Aviation Holdings LLC, Term Loan	(f)(p)	Transportation			9.0%	PIK		10/33	$774	774	774
Bond Aviation Holdings LLC, Term Loan	(i)(p)	Transportation			9.0%			10/33	$6,217	6,217	6,217
Bond Aviation Holdings LLC, Term Loan	(i)(p)	Transportation			9.0%	PIK		10/33	$5,329	5,329	5,329
Builders Capital Loan Acquisition Trust 2022-RTL1, Structured Mezzanine	(f)(k)(l)(m)	Real Estate Management & Development			8.0%			07/30	$120	117	20
Builders Capital Loan Acquisition Trust 2022-RTL1, Structured Mezzanine	(f)(k)(l)(m)	Real Estate Management & Development			18.0%			07/30	$63	48	—
Builders Capital Loan Acquisition Trust 2022-RTL1, Term Loan	(f)(k)	Real Estate Management & Development			7.3%			07/30	$722	722	616
Cast & Crew LLC, Revolver	(f)	Media & Entertainment	SF	+	4.8%		1.0%	12/28	$10,208	10,208	10,260
Cast & Crew LLC, Revolver	(i)	Media & Entertainment	SF	+	4.8%		1.0%	12/28	$4,915	4,915	4,940
CPS Auto Securitization Trust 2026-1, ABS	(f)(k)	Financial Services			8.8%			05/33	$5,000	5,000	4,905
Danube - Alps Aggregator (PayPal Europe Sarl et Cie SCA)	(f)(k)	Financial Services							604,469	681	396
Discover Financial Services, Subordinated Loan	(f)(k)(q)	Financial Services			15.0%			09/34	$7,870	7,870	7,870
EFMT 2024-INV1, ABS	(e)(f)(k)	Real Estate Management & Development			7.3%			03/69	$6,380	6,085	6,367
FFP RECEIVABLES SPV LLC (FKA Florida Food Products LLC), Revolver	(f)(k)	Food, Beverage & Tobacco	SF	+	4.8%		1.0%	06/28	$4,706	4,706	4,706
FFP RECEIVABLES SPV LLC (FKA Florida Food Products LLC), Revolver	(i)(k)	Food, Beverage & Tobacco	SF	+	4.8%		1.0%	06/28	$923	923	923
Fidelis Mortgage Trust 2025-RTL1, ABS	(e)(f)(k)	Real Estate Management & Development			9.0%			02/40	$4,500	4,429	4,481
FIGRE Trust 2024-HE3, ABS	(e)(f)(k)	Real Estate Management & Development			9.3%			07/54	$1,913	1,921	1,967
Fortna AR LLC (FKA Fortna Group Inc), Revolver	(f)(k)	Capital Goods	SF	+	4.8%		0.8%	06/29	$10,348	10,348	10,348
Fourways Aggregator LP (Norway_France)	(f)(k)	Financial Services							717,689	798	892
Galaxy Container, Bond	(f)(q)	Transportation			8.6%	PIK		01/34	$208	208	208
Galaxy Container, Bond	(f)(q)	Transportation			13.6%	PIK		04/34	$669	669	669
Galaxy Container, Bond	(f)(q)	Transportation			13.6%	PIK		06/34	$411	411	411
Global Lending Services LLC, ABF Equity	(f)(k)(l)	Financial Services							2,668,897	2,669	4,515
Global Lending Services LLC, Bond	(f)(k)	Financial Services			12.5%			02/33	$2,246	2,246	2,246
Global Lending Services LLC, Bond	(f)(k)	Financial Services			12.5%			05/33	$1,402	1,402	1,402
Global Lending Services LLC, Bond	(f)(k)	Financial Services			12.5%			08/33	$1,348	1,348	1,348
Global Lending Services LLC, Bond	(f)(k)	Financial Services			12.5%			11/33	$2,335	2,335	2,335
Global Lending Services LLC, Bond	(f)(k)	Financial Services			12.5%			02/34	$2,454	2,454	2,454
See notes to unaudited consolidated financial statements.

KKR FS Income Trust
Unaudited Consolidated Schedule of Investments (continued)
As of September 30, 2026
(dollar amounts in thousands, except per share amounts, unless otherwise noted)

Portfolio Company(a)	Footnotes	Industry	Rate(b)				Floor(b)	Maturity	Principal Amount(c)/Shares	Amortized Cost	Fair Value(d)
Global Lending Services LLC, Bond	(f)(k)	Financial Services			12.5%			05/34	$891	$891	$891
GreenSky Holdings LLC, Term Loan	(f)(p)	Financial Services			9.3%	PIK		03/34	$4,338	4,338	4,338
Hercules Aggregator LP (Flexsys Holdings Inc)	(f)	Materials							10,698,020	10,698	10,491
HOMES 2024-AFC1 Trust, Structured Mezzanine	(e)(f)(k)	Real Estate Management & Development			7.6%			08/59	$1,944	1,850	1,927
Income Contingent Student Loans 1 2002-2006 PLC, ABS	(f)(k)	Financial Services			8.0%			07/56	£4,904	6,102	7,270
Income Contingent Student Loans 2 2007-2009 PLC, ABS	(f)(k)	Financial Services			8.0%			07/58	£14,626	18,200	20,973
Intuit (Project Guava), ABF Equity	(f)(k)	Financial Services							1,066,704	1,067	1,095
Kasper 2 LP (Santander Consumer Bank AS)	(f)(k)	Banks							148,682,585	14,908	15,611
Kilter Finance 2.0, Common Stock	(f)(k)(q)	Insurance							1,946,213	1,946	2,000
KKR Altitude II Offshore Aggregator LP, Partnership Interest	(f)(k)(q)	Capital Goods							2,314,966	2,315	2,512
KKR Altitude III Offshore Aggregator (Altitude III)	(f)(k)(l)(q)	Capital Goods							407,662	408	408
KKR Lombardy Aggregator LP (SKP German Bank)	(f)(k)	Financial Services							1,170,337	1,375	1,297
KKR Maverick Holdco Blocker (Bond Aviation Holdings LLC)	(f)(l)(p)	Transportation							78,953	79	137
KKR Morrow ABF Aggregator LLC (Harley-Davidson Financial Services Inc)	(f)(k)	Financial Services							24,943,608	24,944	25,063
KKR Morrow OpCo Aggregator LLC (Harley-Davidson Financial Services Inc)	(f)(k)(l)	Financial Services							1,896,424	1,896	2,021
KKR Morrow Residual Purchase 1 LLC (Harley-Davidson Financial Services Inc)	(f)(k)	Financial Services							5,487,825	5,488	5,806
KSC I Aircraft LP, ABF Equity	(f)(k)(q)	Capital Goods							59,028,823	59,029	60,166
Laurel Road Prime Student Loan Trust 2017-B, ABS	(f)(k)	Financial Services			7.2%			08/42	$1,384	1,875	1,855
LHOME Mortgage Trust 2025-RTL3, ABS	(e)(f)(k)	Real Estate Management & Development			6.9%			08/40	$759	759	754
LHOME Mortgage Trust 2025-RTL3, ABS	(e)(f)(k)	Real Estate Management & Development			8.7%			08/40	$543	543	542
Likewize Corp, Revolver	(f)(k)	Commercial & Professional Services	SF	+	5.0%		1.0%	05/29	$9,064	9,064	9,064
Likewize Corp, Revolver	(i)(k)	Commercial & Professional Services	SF	+	5.0%		1.0%	05/29	$7	7	7
MEMIC Insurance, ABS	(f)(k)	Insurance			9.0%			12/45	$8,966	8,966	8,967
Morgan Stanley Residential Mortgage Loan Trust 2025-DSC3, ABS	(f)(k)	Real Estate Management & Development			6.4%			09/70	$3,155	3,111	3,126
Morgan Stanley Residential Mortgage Loan Trust 2025-DSC3, ABS	(f)(k)	Real Estate Management & Development			7.3%			09/70	$5,450	5,187	5,287
See notes to unaudited consolidated financial statements.

KKR FS Income Trust
Unaudited Consolidated Schedule of Investments (continued)
As of September 30, 2026
(dollar amounts in thousands, except per share amounts, unless otherwise noted)

Portfolio Company(a)	Footnotes	Industry	Rate(b)				Floor(b)	Maturity	Principal Amount(c)/Shares	Amortized Cost	Fair Value(d)
Morgan Stanley Residential Mortgage Loan Trust 2025-DSC3, ABS	(f)(k)	Real Estate Management & Development			2.1%			09/70	$102,978	$5,352	$5,518
Morgan Stanley Residential Mortgage Loan Trust 2025-DSC3, ABS	(f)(k)	Real Estate Management & Development			0.3%			09/70	$102,978	486	481
Morgan Stanley Residential Mortgage Loan Trust 2025-NQM6, ABS	(f)(k)	Real Estate Management & Development			6.6%			07/70	$2,468	2,434	2,449
Morgan Stanley Residential Mortgage Loan Trust 2025-NQM6, ABS	(f)(k)	Real Estate Management & Development			7.2%			07/70	$4,481	4,275	4,378
Morgan Stanley Residential Mortgage Loan Trust 2025-NQM6, ABS	(f)(k)	Real Estate Management & Development			1.8%			07/70	$100,084	4,114	4,324
Morgan Stanley Residential Mortgage Loan Trust 2025-NQM6, ABS	(f)(k)	Real Estate Management & Development			0.3%			07/70	$100,084	482	420
Morgan Stanley Residential Mortgage Loan Trust 2025-NQM9, ABS	(f)(k)	Financial Services			6.6%			09/70	$2,149	2,140	2,127
Morgan Stanley Residential Mortgage Loan Trust 2025-NQM9, ABS	(f)(k)	Financial Services			7.0%			09/70	$3,425	3,187	3,271
Morgan Stanley Residential Mortgage Loan Trust 2025-NQM9, ABS	(f)(k)	Financial Services			1.8%			09/70	$112,207	4,927	5,009
Morgan Stanley Residential Mortgage Loan Trust 2025-NQM9, ABS	(f)(k)	Financial Services			0.3%			09/70	$112,207	555	592
Morgan Stanley Residential Mortgage Loan Trust 2026-DSC1, ABS	(f)(k)	Real Estate Management & Development			6.5%			01/71	$2,910	2,910	2,868
Morgan Stanley Residential Mortgage Loan Trust 2026-DSC1, ABS	(f)(k)	Real Estate Management & Development			6.8%			01/71	$1,735	1,557	1,587
Morgan Stanley Residential Mortgage Loan Trust 2026-DSC1, ABS	(f)(k)	Real Estate Management & Development			0.3%			01/71	$107,832	555	601
Morgan Stanley Residential Mortgage Loan Trust 2026-DSC1, ABS	(f)(k)	Real Estate Management & Development			1.8%			01/71	$107,832	5,336	5,711
Morgan Stanley Residential Mortgage Loan Trust 2026-DSC1, ABS	(f)(k)	Real Estate Management & Development			6.8%			01/71	$3,303	3,227	3,203
Newday Group Jersey Ltd, Bond	(f)(k)	Financial Services			12.8%	PIK		08/36	£24,172	32,275	32,066
Nottingdale Receivables Limited (FKA TalkTalk Telecom Group Ltd), Revolver	(f)(k)	Telecommunication Services	SA	+	7.0%		1.5%	09/27	£20,392	27,167	27,322
Nottingdale Receivables Limited (FKA TalkTalk Telecom Group Ltd), Revolver	(i)(k)	Telecommunication Services	SA	+	7.0%		1.5%	09/27	£4,525	5,778	5,838
Octane Receivables Trust 2025-1, ABS	(f)(k)	Automobiles & Components			11.8%			04/33	$3,261	5,761	6,453
Octane Receivables Trust 2025-1, ABS	(e)(f)(k)	Automobiles & Components			7.0%			04/33	$2,574	2,573	2,535
Opendoor Labs Inc, Structured Mezzanine	(f)(k)	Real Estate Management & Development			12.5%			02/29	$8,259	8,259	8,312
Orange Maple 2025-2 DAC, ABF Equity	(f)(k)	Banks							34,529,000	39,979	39,202
Philippine Airlines 777, Term Loan	(f)(k)	Transportation			6.5%			10/27	$4,135	4,135	4,113
Philippine Airlines 777, Term Loan	(f)(k)	Transportation			6.5%			12/27	$4,004	4,004	3,974
Philippine Airlines 777, Term Loan	(i)(k)	Transportation			6.5%			10/27	$2,831	2,831	2,816
See notes to unaudited consolidated financial statements.

KKR FS Income Trust
Unaudited Consolidated Schedule of Investments (continued)
As of September 30, 2026
(dollar amounts in thousands, except per share amounts, unless otherwise noted)

Portfolio Company(a)	Footnotes	Industry	Rate(b)					Floor(b)	Maturity	Principal Amount(c)/Shares	Amortized Cost	Fair Value(d)
Philippine Airlines 777, Term Loan	(i)(k)	Transportation			6.5%				12/27	$2,831	$2,831	$2,810
Progress Residential 2024-SFR4 Trust, Structured Mezzanine	(e)(f)(k)	Real Estate Management & Development			3.4%				07/41	$6,250	4,941	5,665
Ravine - PIK Equity (Vehicle Secured Funding Trust)	(f)(k)	Financial Services								2,268,283	2,268	1,685
Rosemawr Management LLC, ABS	(f)	Utilities			5.0%				08/54	$910	820	828
Rosemawr Management LLC, Structured Mezzanine	(f)	Utilities			7.3%				08/54	$354	319	347
Sallie Mae Levered, Bond	(f)(k)(q)	Financial Services			13.0%				11/33	$1,897	1,897	1,897
Sallie Mae Levered, Bond	(f)(k)(q)	Financial Services			13.0%				01/34	$4,320	4,320	4,320
Sallie Mae Levered, Bond	(f)(k)(q)	Financial Services			13.0%				03/34	$1,161	1,161	1,161
Sallie Mae Levered, Bond	(f)(k)(q)	Financial Services			13.0%				03/34	$554	554	554
Sallie Mae Levered, Bond	(f)(k)(q)	Financial Services			13.0%				04/34	$1,185	1,185	1,185
Sallie Mae Levered, Bond	(f)(k)(q)	Financial Services			13.0%				07/34	$494	494	494
Sallie Mae Levered, Term Loan	(f)(k)(q)	Financial Services	SF	+	2.8%				11/32	$359	359	361
Sallie Mae Levered, Term Loan	(i)(k)(q)	Financial Services	SF	+	2.8%				11/32	$21	21	21
Saluda Grade Alternative Mortgage Trust 2023-LOC2, Structured Mezzanine	(f)(k)	Real Estate Management & Development			22.6%				10/53	$325	414	353
Santander Mortgage Asset Receivable Trust 2025-NQM1, ABS	(f)(k)	Real Estate Management & Development			1.4%				01/65	$60,766	1,830	2,141
Santander Mortgage Asset Receivable Trust 2025-NQM1, ABS	(f)(k)	Real Estate Management & Development			0.4%				01/65	$60,766	300	296
Santander Mortgage Asset Receivable Trust 2025-NQM1, ABS	(f)(k)	Real Estate Management & Development			7.3%				01/65	$1,335	1,302	1,257
Santander Mortgage Asset Receivable Trust 2025-NQM1, ABS	(f)(k)	Real Estate Management & Development			7.3%				01/65	$1,295	1,254	1,247
Santander Mortgage Asset Receivable Trust 2025-NQM4, ABS	(f)(k)	Real Estate Management & Development			7.0%				07/65	$9,746	9,423	9,561
Santander Mortgage Asset Receivable Trust 2025-NQM4, ABS	(f)(k)	Real Estate Management & Development			1.5%				07/65	$109,468	3,522	3,580
Santander Mortgage Asset Receivable Trust 2025-NQM4, ABS	(f)(k)	Real Estate Management & Development			0.4%				07/65	$109,468	545	555
SCRIPPS SPV LLC (FKA EW Scripps Co/The), Revolver	(f)(k)	Media & Entertainment	SF	+	6.3%			0.8%	03/28	$11,153	11,153	11,205
SCRIPPS SPV LLC (FKA EW Scripps Co/The), Revolver	(i)(k)	Media & Entertainment	SF	+	6.3%			0.8%	03/28	$4,645	4,645	4,666
Sea Financing Aggregator II LP (Australis Maritime II)	(f)(k)(q)	Transportation								780,407	780	779
Setna SPV I, Term Loan	(f)(k)	Transportation			5.9%				12/31	$11,960	11,960	11,552
Setna SPV I, Term Loan	(i)(k)	Transportation			5.9%				12/31	$191	191	185
Slate Venture Holdings LP, Term Loan	(f)	Consumer Durables & Apparel			10.8%	(0.0% PIK	/ 10.8% PIK)		08/29	$2,517	2,517	2,517
See notes to unaudited consolidated financial statements.

KKR FS Income Trust
Unaudited Consolidated Schedule of Investments (continued)
As of September 30, 2026
(dollar amounts in thousands, except per share amounts, unless otherwise noted)

Portfolio Company(a)	Footnotes	Industry	Rate(b)			Floor(b)	Maturity	Principal Amount(c)/Shares	Amortized Cost	Fair Value(d)
Sotheby's, Revolver	(f)	Consumer Services	SF	+	4.8%	0.8%	02/29	$1,274	$1,274	$1,274
Sotheby's, Revolver	(i)	Consumer Services	SF	+	4.8%	0.8%	02/29	$24,205	24,205	24,205
SPV (SunPower Financial)	(f)(k)	Financial Services						109,779	110	88
SPV ALPS 2.0 Aggregator LP EUR (PayPal Danube 2)	(f)(k)	Financial Services						14,982,021	17,392	17,840
SPV ALPS 2.0 Aggregator LP GBP (PayPal Danube 2)	(f)(k)	Financial Services						1,049,532	1,388	1,462
SPV Carmen Holdings Agg (Discover Financial Services)	(f)(k)(q)	Financial Services						4,294,806	4,295	4,174
SPV KKR Galaxy BDC Leveraged (Galaxy Container)	(f)(l)(q)	Transportation						314,088	314	299
SPV Magenta Holdings (GreenSky (Platform))	(f)(l)(p)	Financial Services						1,332,761	1,333	805
SPV Maguire Flow Agg (Sallie Mae Levered)	(f)(k)(q)	Financial Services						2,270,034	2,270	2,203
SPV Olympus Holdco Limited (TDC LLP)	(f)(k)(l)(q)	Financial Services						72,892	92	88
SPV Slate US Blocker LLC (Slate Venture Holdings LP)	(f)(l)	Consumer Durables & Apparel						5,523,032	5,523	7,358
SPV Solaris BDC Leveraged (Newday Group Jersey Ltd)	(f)(k)(l)	Financial Services						4,172,556	5,570	9,139
Sunshine Mortgage Funding 1 PLC, ABF Equity	(f)(k)(l)	Financial Services						19,198,680	25,508	27,252
Tarifa Aggregator LP (Drive Revel)	(f)(k)	Financial Services						946,739	1,067	1,126
TDC LLP, Preferred Equity	(f)(k)(q)	Financial Services			8.0%			$2,114	2,730	2,835
TPSI Receivables LLC (Tropicana Products Inc), Revolver	(f)(k)	Food, Beverage & Tobacco	SF	+	4.8%	1.0%	01/29	$8,592	8,592	8,644
TPSI Receivables LLC (Tropicana Products Inc), Revolver	(i)(k)	Food, Beverage & Tobacco	SF	+	4.8%	1.0%	01/29	$3,392	3,392	3,412
Unison Trust 2025-1, ABS	(e)(f)(k)	Real Estate Management & Development			6.0%		07/55	$14,748	13,571	13,605
Vehicle Secured Funding Trust, Term Loan	(f)(k)	Financial Services			15.0%		01/46	$6,805	6,805	6,805
VIB Trade Receivables DAC (FKA Vibrantz Technologies Inc), Revolver	(f)(k)	Materials	SF	+	4.8%	1.0%	04/29	$20,489	20,399	20,489
VIB Trade Receivables DAC (FKA Vibrantz Technologies Inc), Revolver	(i)(k)	Materials	SF	+	4.8%	1.0%	04/29	$3,464	3,464	3,464
Vietjet Aviation JSC, Term Loan	(f)(k)	Transportation			9.4%		03/37	$18,490	18,490	17,854
Vontive Inc, Preferred Stock	(f)(k)(l)	Financial Services						222,504	223	223
Wood Group Receivables LLC (FKA John Wood Group PLC), Revolver	(f)(k)	Capital Goods	SF	+	5.5%	0.8%	10/28	$12,158	12,087	12,253
Wood Group Receivables LLC (FKA John Wood Group PLC), Revolver	(i)(k)	Capital Goods	SF	+	5.5%	0.8%	10/28	$13,171	13,171	13,274
Total Asset Based Finance									743,483	760,015
Unfunded Commitments									(81,560)	(81,560)
See notes to unaudited consolidated financial statements.

KKR FS Income Trust
Unaudited Consolidated Schedule of Investments (continued)
As of September 30, 2026
(dollar amounts in thousands, except per share amounts, unless otherwise noted)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Principal Amount(c)/Shares	Amortized Cost	Fair Value(d)
Net Asset Based Finance							$661,923	$678,455

Equity/Other—0.0%
Affordable Care Inc, Class A Common Stock	(f)(l)	Health Care Equipment & Services				1,001	479	455
Total Equity/Other							479	455
TOTAL INVESTMENTS—165.4%							2,764,020	2,760,966

Cash and Cash Equivalents
Allspring Government Money Market Fund Select Class	(n)		3.6%				12,862	12,862
Allspring Government Money Market Fund Institutional Class	(n)		3.5%				3,601	3,601
Total Money Market Funds							16,463	16,463
Other Cash							20,800	20,800
TOTAL CASH AND CASH EQUIVALENTS—2.2%							$37,263	37,263

LIABILITIES IN EXCESS OF OTHER ASSETS—(67.6)%								(1,128,845)
NET ASSETS—100.0%								$1,669,384

Foreign currency forward contracts

Foreign Currency	Settlement Date	Counterparty	Amount and Transaction			US$ Value at Settlement Date	US$ Value at September 30, 2026	Unrealized Appreciation (Depreciation)
EUR	3/30/28	Goldman Sachs Bank USA		€930	Sold	$1,088	$1,080	$8
EUR	5/25/28	Goldman Sachs Bank USA		€1,300	Sold	1,470	1,512	(42)
EUR	5/25/28	Goldman Sachs Bank USA		€548	Sold	605	639	(34)
GBP	12/31/26	Goldman Sachs Bank USA		£650	Sold	871	862	9
GBP	3/30/28	Goldman Sachs Bank USA		£2,500	Sold	3,329	3,321	8
GBP	3/29/29	Goldman Sachs Bank USA		£1,000	Sold	1,319	1,329	(10)
NOK	1/28/28	Goldman Sachs Bank USA	NOK	168,363	Sold	16,801	17,498	(697)
Total						$25,483	$26,241	$(758)
________________
(a)Security may be an obligation of one or more entities affiliated with the named company.
(b)Certain variable rate securities in the Company’s portfolio bear interest at a rate determined by a publicly disclosed base rate plus a basis point spread. As of September 30, 2026, the Secured Overnight Financing Rate, or SOFR or “SF”, was 4.08%, the Sterling Overnight Index Average, or SONIA or “SA”, was 3.75% and the Euro Interbank Offered Rate, or EURIBOR or “E”, was 2.62%. PIK means paid-in-kind. PIK income accruals may be adjusted based on the performance of the underlying investment. Variable rate securities with no floor rate use the respective benchmark rate in all cases.
See notes to unaudited consolidated financial statements.

KKR FS Income Trust
Unaudited Consolidated Schedule of Investments (continued)
As of September 30, 2026
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
(j)Not used.
(k)The investment, or portion of the investment is not a qualifying asset under the Investment Company Act of 1940, as amended. A business development company may not acquire any asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company’s total assets. As of September 30, 2026, 73.4% of the Company’s total assets represented qualifying assets.
(l)Security is non-income producing.
(m)Asset is on non-accrual status.
(n)Rate represents the 7-day yield as of September 30, 2026.
(o)Security may be deemed to be a “restricted security.” As of September 30, 2026, the aggregate fair value of these securities is $252,318, or 14.9% of the Company’s net assets. The initial acquisition dates have been included for such securities (see Note 8).
(p)Under the Investment Company Act of 1940, as amended, the Company generally is deemed to be an “affiliated person” of a portfolio company if it owns 5% or more of the portfolio company’s voting securities and is generally deemed to “control” a portfolio company if it owns more than 25% of the portfolio company’s voting securities or it has the power to exercise control over the management or policies of such portfolio company. As of September 30, 2026, the Company held investments in portfolio companies of which it may be deemed to be an “affiliated person” but is not deemed to “control”. The following table presents certain information with respect to investments in portfolio companies of which the Company may be deemed to be an affiliated person as of September 30, 2026:

Portfolio Company	Fair Value at December 31, 2025	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at September 30, 2026	Interest Income(3)	PIK Income(3)	Fee Income(3)	Dividend and Other Income(3)
Asset Based Finance
Aggregator (GreenSky Holdings I)	$1,908	$—	$(561)	$—	$156	$1,503	$—	$—	$—	$130
Bond Aviation Holdings LLC, Term Loan	4,934	14,507	—	—	—	19,441	871	—	43	—
Bond Aviation Holdings LLC, Term Loan	711	63	—	—	—	774	—	63	—	—
GreenSky Holdings LLC, Term Loan	4,593	206	(461)	—	—	4,338	—	299	—	—
KKR Maverick Holdco Blocker (Bond Aviation Holdings LLC)	80	—	—	—	57	137	—	—	—	—
SPV Magenta Holdings (GreenSky (Platform))	1,806	—	—	—	(1,001)	805	—	—	—	—
Total	$14,032	$14,776	$(1,022)	$—	$(788)	$26,998	$871	$362	$43	$130
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
(3)Interest, PIK, Fee and Dividend and Other income presented for the full nine months ended September 30, 2026.
See notes to unaudited consolidated financial statements.

KKR FS Income Trust
Unaudited Consolidated Schedule of Investments (continued)
As of September 30, 2026
(dollar amounts in thousands, except per share amounts, unless otherwise noted)

(q)Under the Investment Company Act of 1940, as amended, the Company generally is deemed to be an “affiliated person” of a portfolio company if it owns 5% or more of the portfolio company’s voting securities and is generally deemed to “control” a portfolio company if it owns more than 25% of the portfolio company’s voting securities or it has the power to exercise control over the management or policies of such portfolio company. As of September 30, 2026, the Company held investments in portfolio companies of which it may be deemed to be an “affiliated person” and may be deemed to “control”. The following table presents certain information with respect to investments in portfolio companies of which the Company may be deemed to be an affiliated person and may be deemed to control as of September 30, 2026:

Portfolio Company	Fair Value at December 31, 2025	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at September 30, 2026	Interest Income(3)	PIK Income(3)	Fee Income(3)	Dividend and Other Income(3)
Asset Based Finance
Discover Financial Services, Subordinated Loan	$7,896	$—	$(26)	$—	$—	$7,870	$914	$—	$—	$—
Galaxy Container, Bond	—	208	—	—	—	208	—	12	—	—
Galaxy Container, Bond	—	669	—	—	—	669	—	41	—	—
Galaxy Container, Bond	—	411	—	—	—	411	—	18	—	—
Kilter Finance 2.0, Common Stock	—	1,946	—	—	54	2,000	—	—	—	64
KKR Altitude II Offshore Aggregator LP, Partnership Interest	2,502	232	(231)	—	9	2,512	—	—	16	286
KKR Altitude III Offshore Aggregator (Altitude III)	—	408	—	—	—	408	—	—	—	—
KSC I Aircraft LP, ABF Equity	19,442	39,588	—	—	1,136	60,166	—	—	—	1,803
Sallie Mae Levered, Bond	4,319	—	(2,422)	—	—	1,897	440	—	—	—
Sallie Mae Levered, Bond	—	4,320	—	—	—	4,320	406	—	—	—
Sallie Mae Levered, Bond	—	1,161	—	—	—	1,161	83	—	—	—
Sallie Mae Levered, Bond	—	554	—	—	—	554	37	—	—	—
Sallie Mae Levered, Bond	—	1,185	—	—	—	1,185	78	—	—	—
Sallie Mae Levered, Bond	—	494	—	—	—	494	12	—	—	—
Sallie Mae Levered, Term Loan	130	249	(20)	—	2	361	15	—	2	—
Sea Financing Aggregator II LP (Australis Maritime II)	814	—	(9)	—	(26)	779	—	—	—	86
SPV Carmen Holdings Agg (Discover Financial Services)	4,574	—	(14)	—	(386)	4,174	—	—	—	232
SPV KKR Galaxy BDC Leveraged (Galaxy Container)	236	78	—	—	(15)	299	—	—	—	—
SPV Maguire Flow Agg (Sallie Mae Levered)	1,089	1,725	(598)	—	(13)	2,203	—	—	—	454
SPV Olympus Holdco Limited (TDC LLP)	90	5	—	—	(7)	88	—	—	—	—
TDC LLP, Preferred Equity	2,446	401	—	—	(12)	2,835	271	—	—	—
Total	$43,538	$53,634	$(3,320)	$—	$742	$94,594	$2,256	$71	$18	$2,925
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
(3)Interest, PIK, Fee and Dividend and Other income presented for the full nine months ended September 30, 2026.
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
The Company has various wholly-owned subsidiaries, including special-purpose financing subsidiaries and subsidiaries through which it holds interests in portfolio companies. The unaudited consolidated financial statements include both the Company’s accounts and the accounts of its wholly-owned subsidiaries as of September 30, 2026. All intercompany transactions have been eliminated in consolidation. Certain of the Company’s consolidated subsidiaries are subject to U.S. federal and state income taxes.
Note 2. Summary of Significant Accounting Policies
Basis of Presentation: The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, for interim financial information and with the instructions for Form 10-Q and Articles 6, 10 and 12 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For a more complete discussion of significant accounting policies and certain other information, the Company’s interim unaudited consolidated financial statements should be read in conjunction with its audited consolidated financial statements as of and for the year ended December 31, 2025 included in the Company’s annual report on Form 10-K, filed with the U.S. Securities and Exchange Commission, or the SEC. Operating results for the three and nine months ended September 30, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026. The December 31, 2025 consolidated statement of assets and liabilities and consolidated schedule of investments are derived from the Company’s audited consolidated financial statements as of and for the year ended December 31, 2025. The Company is considered an investment company under GAAP and follows the accounting and reporting guidance applicable to investment companies under Financial Accounting Standards Board, or FASB, Accounting Standards Codification Topic 946, Financial Services—Investment Companies. The Company has evaluated the impact of subsequent events through the date the unaudited consolidated financial statements were issued and filed with the SEC.
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
Costs associated with the offering of Common Shares are capitalized as deferred offering expenses and included as prepaid and other assets on the consolidated statements of assets and liabilities and eligible to be amortized over a twelve-month period. As of September 30, 2026 and December 31, 2025, the Adviser has paid $6,759 and $5,972, respectively, in organizational and offering expenses, and are subject to reimbursement as described above.
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
Revenue Recognition: Security transactions are accounted for on the trade date. The Company records interest income on an accrual basis to the extent that it expects to collect such amounts. The Company records dividend income on the ex-dividend date. Distributions received from limited liability company, or LLC, and limited partnership, or LP, investments are evaluated to determine if the distribution should be recorded as dividend income or a return of capital. The Company holds investments in certain preferred securities that accumulate paid-in-kind interest income, or PIK income, to be paid upon the redemption, liquidation or maturity of the underlying investment. Such PIK income is accumulated onto the principal balance of the respective security. The Company does not accrue as a receivable interest or dividends on loans and securities if it has reason to doubt its ability to collect such income. The Company’s policy is to place investments on non-accrual status when there is reasonable doubt that interest income will be collected. The Company considers many factors relevant to an investment when placing it on or removing it from non-accrual status including, but not limited to, the delinquency status of the investment, economic and business conditions, the overall financial condition of the underlying investment, the value of the underlying collateral, bankruptcy status, if any, and any other facts or circumstances relevant to the investment. If there is reasonable doubt that the Company will receive any previously accrued interest, then the accrued interest will be written-off. When a PIK income-paying investment is placed on non-accrual status, the accrued, uncapitalized interest is generally reversed through PIK income. Payments received on non-accrual investments may be applied to principal or, depending

KKR FS Income Trust
Notes to Unaudited Consolidated Financial Statements (continued)
(dollar amounts in thousands, except per share amounts, unless otherwise noted)

Note 2. Summary of Significant Accounting Policies (continued)
upon the collectability of the remaining principal and interest, recognized as income. Non-accrual investments may be restored to accrual status when principal and interest become current and are likely to remain current based on the Company’s judgment.
Loan origination fees, original issue discount and market discount are capitalized and the Company accretes such amounts as interest income over the respective term of the loan or security. Upon the prepayment of a loan or security, any unamortized loan origination fees and original issue discount are recorded as interest income. Structuring and other non-recurring upfront fees are recorded as fee income when earned. For the nine months ended September 30, 2026 and 2025, the Company recognized $4,312 and $5,028, respectively, in structuring fee revenue. The Company records prepayment premiums on loans and securities as fee income when it receives such amounts.
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
In September 2026, the FASB issued ASU 2026-03, Fair Value Measurement—Investment Companies With Equity Securities
Subject to Contractual Sale Restrictions, or ASU 2026-03, which requires investment companies to consider the effect of contractual sale restrictions when measuring the fair value of equity securities subject to such restrictions. ASU 2026-03 is effective for fiscal years beginning after December 15, 2027, including interim periods within those fiscal years. Early adoption and retrospective application is permitted. The Company is currently assessing the impact of this guidance, however, the Company does not expect a material impact on its consolidated financial statements.

KKR FS Income Trust
Notes to Unaudited Consolidated Financial Statements (continued)
(dollar amounts in thousands, except per share amounts, unless otherwise noted)

Note 3. Share Transactions
Below is a summary of transactions with respect to shares of the Company’s Common Shares during the nine months ended September 30, 2026 and 2025:

	Nine Months Ended September 30,
	2026		2025
	Shares	Amount	Shares	Amount
Gross Proceeds from Offering	9,042,523	$266,333	18,471,248	$548,207
Reinvestment of Distributions	721,130	21,151	538,272	15,968
Repurchases of Common Shares(1)	(4,292,301)	(125,619)	(58,806)	(1,734)
Net Proceeds from Share Transactions	5,471,352	$161,865	18,950,714	$562,441
________________
(1)Dollar amounts shown net of any Early Repurchase Deduction, as defined below.
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
As of September 30, 2026, the Company has issued 61,880,943 Class I shares in the Private Offering for gross proceeds of $1,818,582, including Class I shares issued under its distribution reinvestment plan. Of the 61,880,943 Class I shares issued in the Private Offering, 8,995,947 shares were issued to investors with capital commitments to the Company in exchange for an aggregate of $254,500 in capital contributions. As of September 30, 2026, the Company had received capital commitments of $420,000 from investors in the Private Offering, 60.6% of which has been called for funding. In addition to $165,500 in aggregate amount of remaining uncalled capital commitments for Class I shares, the Company intends to continue selling Class I shares in the Private Offering on a monthly basis.
During the nine months ended September 30, 2026 and 2025, the Company issued 9,763,653 and 19,009,520 Class I shares, respectively, for gross proceeds of $287,484 and $564,175, respectively, at an average price per share of $29.44 and $29.68, respectively. The gross proceeds received during the nine months ended September 30, 2026 and 2025 include reinvested shareholder distributions of $21,151 and $15,968, respectively, for which the Company issued 721,130 and 538,272 Class I shares, respectively, under its distribution reinvestment plan.
During the period from October 1, 2026 to October 31, 2026, the Company issued 225,519 Class I shares for gross proceeds of $6,570 at an average price per share of $29.13. The gross proceeds received during the period from October 1, 2026 to October 31, 2026 include reinvested shareholder distributions of $2,310 for which the Company issued 79,284 Class I shares under its distribution reinvestment plan.
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
The following table sets forth information regarding repurchases of Common Shares effectuated under the Company’s discretionary share repurchase program during the nine months ended September 30, 2026:

Repurchase Date	Offer Date	Tender Offer Expiration	Purchase Price per Share	Common Shares Repurchased(1)	Aggregate Dollar Amount of Common Shares Accepted for Repurchase(1)(2)
January 2, 2026	December 1, 2025	December 29, 2025	$29.75	781,888	$23,252
April 1, 2026	March 2, 2026	March 30, 2026	$29.25	2,580,060	75,339
July 1, 2026	June 1, 2026	June 29, 2026	$29.07	930,353	27,028
Total				4,292,301	$125,619
________________
(1)Certain of the amounts herein have been rounded for convenience of presentation.
(2)Dollar amounts shown net of any Early Repurchase Deduction.

KKR FS Income Trust
Notes to Unaudited Consolidated Financial Statements (continued)
(dollar amounts in thousands, except per share amounts, unless otherwise noted)

Note 3. Share Transactions (continued)
On September 1, 2026, the Company commenced a tender offer pursuant to which it offered to repurchase up to 2,864,229 Common Shares tendered prior to the offer expiring on September 29, 2026. During the period from October 1, 2026 to October 31, 2026, the Company repurchased 874,710 Common Shares that were validly tendered by shareholders at a purchase price of $29.13 per share for aggregate consideration, net of any applicable Early Repurchase Deduction, of $25,429.
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
Subject to any applicable Financial Industry Regulatory Authority, Inc., or FINRA, limitations on underwriting compensation, the Company is obligated to pay the Placement Agents a shareholder servicing and/or distribution fee, or the Distribution/Servicing Fees, for Class I shares equal to 0.85% per annum of the aggregate NAV, as of the beginning of the first calendar day of the applicable month, for the Class I shares. However, in accordance with Board authorization to not charge distribution and/or servicing fees payable by the Company with respect to the Class I shares, the Placement Agents have agreed to waive the Distribution/Servicing Fees for Class I shares pursuant to a fee waiver agreement, or the Rule 12b-1 Fee Waiver Agreement, between the Company and each of the Placement Agents. As a result, the Distribution/Servicing Fees for Class I shares will be waived in full during the term of the Rule

KKR FS Income Trust
Notes to Unaudited Consolidated Financial Statements (continued)
(dollar amounts in thousands, except per share amounts, unless otherwise noted)

Note 4. Related Party Transactions (continued)
12b-1 Fee Waiver Agreement, and any such waived fees will not be subject to recoupment by the Placement Agents or any other person during or following the term of the Rule 12b-1 Fee Waiver Agreement. The Rule 12b-1 Fee Waiver Agreement will remain in effect until terminated by vote of the Board, including the vote of a majority of the members of the Board who are not “interested persons” (as defined in the 1940 Act) of the Company, or the Independent Trustees.
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
The Board, including a majority of the Independent Trustees, has reviewed and approved the Placement Agent Agreements in accordance with Section 15(c) of the 1940 Act, and will annually review the Placement Agent Agreements and Distribution/Servicing Fees to determine that the provisions of the Placement Agent Agreements are carried out satisfactorily and to determine, among other things, whether the fees payable under such agreements are reasonable in light of the services provided (giving effect to the Rule 12b-1 Fee Waiver Agreement, while it is effective) and that there is a reasonable likelihood that the continuation of the plan for the Distribution/Servicing Fees will benefit the Company and its shareholders. The Board assesses the reasonableness of such fees based on the breadth, depth and quality of the distribution services to be provided to the Company, and reviews other information relating to the Placement Agents, such as their relationships with financial intermediaries and the adequacy of their compliance program.
The following table describes the fees and expenses accrued under the Advisory Agreement, the Administration Agreement and the Expense Support Agreement (as defined herein), as applicable, during the three and nine months ended September 30, 2026 and 2025:

Related Party			Three Months Ended September 30,		Nine Months Ended September 30,
	Source Agreement	Description	2026	2025	2026	2025
The Adviser	Investment advisory agreement	Base Management Fee(1)	$5,184	$3,912	$15,221	$10,067
The Adviser	Investment advisory agreement	Capital Gains Incentive Fee(2)	$—	$880	$(2,947)	$1,378
The Adviser	Investment advisory agreement	Subordinated Income Incentive Fee(3)	$4,759	$4,266	$14,655	$11,141
The Adviser	Administration agreement	Administrative Services Expenses(4)	$1,153	$759	$2,851	$1,897
The Adviser	Administration agreement	Organizational & Offering Costs(5)	$—	$—	$—	$440
________________
(1)The Adviser agreed to waive all management fees accrued under the Advisory Agreement through September 30, 2025. During the nine months ended September 30, 2026, $14,667 in base management fees were paid to the Adviser. As of September 30, 2026, $5,184 in management fees were payable to the Adviser.
(2)During the nine months ended September 30, 2026 and 2025, the Company accrued capital gains incentive fees of $(2,947) and $1,378, respectively, based on the performance of its portfolio. As of September 30, 2026, the Company had no capital gains incentive fees payable. No capital gains incentive fees are actually payable by the Company with respect to unrealized gains unless and until those gains are actually realized. See Note 2 for a discussion of the methodology employed by the Company in calculating the capital gains incentive fees.
(3)The Adviser agreed to waive all subordinated income incentive fees accrued under the Advisory Agreement through September 30, 2025. During the nine months ended September 30, 2026, $14,266 of subordinated income incentive fees were paid to the Adviser. As of September 30, 2026, $4,759 in subordinated income incentive fees were payable to the Adviser.

KKR FS Income Trust
Notes to Unaudited Consolidated Financial Statements (continued)
(dollar amounts in thousands, except per share amounts, unless otherwise noted)

Note 4. Related Party Transactions (continued)
(4)During the nine months ended September 30, 2026 and 2025, $2,725 and $1,704, respectively, of administrative services expenses related to the allocation of costs of administrative personnel for services rendered to the Company by the Adviser and the remainder related to other reimbursable expenses, including reimbursement of fees related to transactional expenses for prospective investments, such as fees and expenses associated with performing due diligence reviews of investments that do not close, often referred to as “broken deal” costs. Broken deal costs were $119 and $183 for the nine months ended September 30, 2026 and 2025, respectively. The Company paid $1,458 and $1,068 in administrative services expenses to the Adviser during the nine months ended September 30, 2026 and 2025, respectively.
(5)The Adviser previously agreed to advance all of the Company’s organizational and offering expenses on the Company’s behalf through a date determined by the Adviser in its discretion. As of September 30, 2026, the Company incurred organizational and offering expenses of $991 and $5,768, respectively, which expenses the Adviser elected to cover pursuant to the Expense Support Agreement, subject to reimbursement by the Company pursuant to its terms. In no event will the Company bear in excess of $1.5 million in organizational expenses; the Adviser has agreed to be responsible for any organizational expenses in excess of $1.5 million. During the nine months ended September 30, 2026 and 2025, the Company expensed organizational and offering costs of $0 and $440, respectively, which related to reimbursements to the Adviser for organizational and offering costs incurred on the Company’s behalf, including salaries and other direct expenses of the Adviser’s personnel and employees of its affiliates in connection with the offering of the Company’s Common Shares.
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
Affiliated Borrowings
The Company is permitted to borrow from an affiliate of the Adviser. Such borrowings do not accrue interest, are unsecured and repaid within 1-2 days. During the nine months ended September 30, 2026 and 2025, the Company borrowed $17,188 and $0, respectively, under this arrangement. There were no borrowings outstanding as of September 30, 2026.
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
In an order dated January 5, 2021, the SEC granted exemptive relief that permitted the Company, subject to the satisfaction of certain conditions, to co-invest in certain privately negotiated investment transactions, including investments originated and directly negotiated by the Adviser or KKR Credit, with certain affiliates of the Adviser.
On June 11, 2026, the Company and the Adviser received an updated form of co-investment exemptive relief from the SEC, or the Co-Investment Exemptive Order, to allow certain managed funds and investment vehicles, each of whose investment adviser is the Adviser or an investment adviser controlling, controlled by or under common control with the Adviser, or other affiliated entities, to participate in negotiated co-investment transactions, including investments originated and directly negotiated by the Adviser or KKR Credit, where doing so is consistent with regulatory requirements and other pertinent factors, and pursuant to the conditions of the exemptive relief. The Co-Investment Exemptive Order supersedes the January 5, 2021 co-investment exemptive relief order and simplifies certain of the conditions and provides more flexibility than the prior order.
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
As of September 30, 2026, the full $35,000 of capital commitments under the Seed Contribution had been called and funded.

KKR FS Income Trust
Notes to Unaudited Consolidated Financial Statements (continued)
(dollar amounts in thousands, except per share amounts, unless otherwise noted)

Note 4. Related Party Transactions (continued)
As of September 30, 2026, an additional $219,500 of capital commitments from third-party private investors had been called and funded in connection with the Private Offering.
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
For the nine months ended September 30, 2026 and the year ended December 31, 2025, there were no Expense Payments that the Adviser agreed to pay, subject to reimbursement by the Company in accordance with the Expense Support Agreement. As of September 30, 2026, there are no remaining amounts of previously waived expenses subject to recoupment.
Note 5. Distributions
The following tables reflect the cash distributions per share that the Company has declared on its Common Shares during the nine months ended September 30, 2026 and 2025:

	For the Nine Months Ended September 30, 2026
Date Declared	Distribution	Record Date	Payment Date	Distribution per Share
January 12, 2026	Regular	January 30, 2026	February 25, 2026	$0.225
February 6, 2026	Regular	February 27, 2026	March 27, 2026	0.225
March 3, 2026	Regular	March 31, 2026	April 28, 2026	0.225
April 13, 2026	Regular	April 30, 2026	May 27, 2026	0.225
April 30, 2026	Regular	May 29, 2026	June 26, 2026	0.225
June 8, 2026	Regular	June 30, 2026	July 29, 2026	0.225
July 9, 2026	Regular	July 31, 2026	August 27, 2026	0.225
July 30, 2026	Regular	August 31, 2026	September 28, 2026	0.225
September 4, 2026	Regular	September 30, 2026	October 28, 2026	0.225
Total				$2.025

KKR FS Income Trust
Notes to Unaudited Consolidated Financial Statements (continued)
(dollar amounts in thousands, except per share amounts, unless otherwise noted)

Note 5. Distributions (continued)

	For the Nine Months Ended September 30, 2025
Date Declared	Distribution	Record Date	Payment Date	Distribution per Share
January 10, 2025	Regular	January 31, 2025	February 26, 2025	$0.250
February 11, 2025	Regular	February 28, 2025	March 27, 2025	0.250
March 10, 2025	Regular	March 31, 2025	April 28, 2025	0.250
March 10, 2025	Special	March 31, 2025	April 28, 2025	0.100
April 14, 2025	Regular	April 30, 2025	May 28, 2025	0.250
May 9, 2025	Regular	May 30, 2025	June 26, 2025	0.250
June 6, 2025	Regular	June 30, 2025	July 29, 2025	0.250
July 14, 2025	Regular	July 31, 2025	August 27, 2025	0.250
July 31, 2025	Regular	August 29, 2025	September 26, 2025	0.250
August 28, 2025	Regular	September 30, 2025	October 29, 2025	0.250
Total				$2.350
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
The following table reflects the sources of the cash distributions on a tax basis that the Company has paid on its Common Shares during the nine months ended September 30, 2026 and 2025:

Nine Months Ended September 30,
	2026		2025
Source of Distribution	Distribution Amount	Percentage	Distribution Amount	Percentage
Offering proceeds	$—	—	$—	—
Borrowings	—	—	—	—
Net investment income(1)	112,898	100%	87,090	100%
Short-term capital gains proceeds from the sale of assets	—	—	—	—
Long-term capital gains proceeds from the sale of assets	—	—	—	—
Non-capital gains proceeds from the sale of assets	—	—	—	—
Distributions on account of preferred and common equity	—	—	—	—
Total	$112,898	100%	$87,090	100%
________________
(1)During the nine months ended September 30, 2026 and 2025, 96.4% and 95.3%, respectively, of the Company’s gross investment income was attributable to cash income earned, 0.6% and 1.3%, respectively, was attributable to non-cash accretion of discount and 3.0% and 3.4%, respectively, was attributable to paid-in-kind, or PIK, interest.

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
As of September 30, 2026 and December 31, 2025, the Company’s gross unrealized appreciation on a tax basis was $33,409 and $36,745, respectively. As of September 30, 2026 and December 31, 2025, the Company’s gross unrealized depreciation on a tax basis was $35,423 and $12,813, respectively.
The aggregate cost of the Company’s investments for U.S. federal income tax purposes totaled $2,762,832 and $2,596,699 as of September 30, 2026 and December 31, 2025, respectively. The aggregate net unrealized appreciation (depreciation) on investments on a tax basis was $(1,866) and $28,396 as of September 30, 2026 and December 31, 2025, respectively. The aggregate net unrealized appreciation (depreciation) on investments on a tax basis excludes net unrealized appreciation (depreciation) from foreign currency forward contracts and foreign currency transactions. Net capital losses may be carried forward indefinitely, and their character is retained as short-term or long-term losses. As of September 30, 2026, the Company had no capital loss carryforwards available to offset future realized capital gains.
Note 6. Investment Portfolio
The following table summarizes the composition of the Company’s investment portfolio at cost and fair value as of September 30, 2026 and December 31, 2025:

	September 30, 2026 (Unaudited)			December 31, 2025
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$2,099,248	$2,079,628	75.3%	$1,954,430	$1,964,215	74.8%
Subordinated Debt	2,370	2,428	0.1%	1,938	2,015	0.1%
Asset Based Finance	661,923	678,455	24.6%	640,556	658,865	25.1%
Equity/Other	479	455	0.0%	—	—	—
Total	$2,764,020	$2,760,966	100.0%	$2,596,924	$2,625,095	100.0%
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
As of September 30, 2026, the Company held investments in two portfolio companies of which it may be deemed to be an “affiliated person” but is not deemed to “control.” As of September 30, 2026, the Company held investments in nine portfolio companies of which it may be deemed to “control.” For additional information with respect to such portfolio companies, see footnotes (p) and (q) to the unaudited consolidated schedule of investments as of September 30, 2026.
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
The Company’s investment portfolio may contain loans and other unfunded arrangements that are in the form of lines of credit, revolving credit facilities, delayed draw credit facilities or other investments, which require the Company to provide funding when requested by portfolio companies in accordance with the terms of the underlying agreements. As of September 30, 2026, the Company had unfunded debt investments with aggregate unfunded commitments of $506,889 and unfunded equity/other commitments of $18,739. As of December 31, 2025, the Company had unfunded debt investments with aggregate unfunded commitments of $548,706 and unfunded equity/other commitments of $9,616. The Company maintains sufficient cash on hand and available capital in connection with undrawn commitments to fund such unfunded commitments should the need arise. For additional details regarding the Company’s unfunded debt investments, see the Company’s unaudited consolidated schedule of investments as of September 30, 2026 and the Company’s audited consolidated schedule of investments as of December 31, 2025.

KKR FS Income Trust
Notes to Unaudited Consolidated Financial Statements (continued)
(dollar amounts in thousands, except per share amounts, unless otherwise noted)

Note 6. Investment Portfolio (continued)
The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of September 30, 2026 and December 31, 2025:

	September 30, 2026 (Unaudited)		December 31, 2025
Industry Classification	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Automobiles & Components	$8,988	0.3%	$8,367	0.3%
Banks	54,813	2.0%	62,483	2.4%
Capital Goods	418,177	15.1%	387,085	14.7%
Commercial & Professional Services	280,286	10.2%	291,011	11.1%
Consumer Durables & Apparel	9,875	0.4%	11,078	0.4%
Consumer Services	131,995	4.8%	122,173	4.7%
Consumer Staples Distribution & Retail	36,271	1.3%	15,981	0.6%
Equity Real Estate Investment Trusts (REITs)	—	—	17,253	0.7%
Financial Services	374,319	13.6%	327,038	12.5%
Food, Beverage & Tobacco	13,370	0.5%	32,615	1.2%
Health Care Equipment & Services	226,993	8.2%	247,745	9.4%
Household & Personal Products	—	—	6,237	0.2%
Insurance	205,066	7.4%	177,799	6.8%
Materials	56,414	2.0%	62,474	2.4%
Media & Entertainment	48,398	1.8%	50,557	1.9%
Pharmaceuticals, Biotechnology & Life Sciences	17,051	0.6%	25,530	1.0%
Real Estate Management & Development	103,199	3.7%	121,281	4.6%
Software & Services	595,149	21.6%	533,769	20.3%
Technology Hardware & Equipment	212	0.0%	264	0.0%
Telecommunication Services	27,382	1.0%	10,801	0.4%
Transportation	151,833	5.5%	112,139	4.3%
Utilities	1,175	0.0%	1,415	0.1%
Total	$2,760,966	100.0%	$2,625,095	100.0%

KKR FS Income Trust
Notes to Unaudited Consolidated Financial Statements (continued)
(dollar amounts in thousands, except per share amounts, unless otherwise noted)

Note 7. Financial Instruments
The following is a summary of the fair value and location of the Company’s derivative instruments not designated as a qualifying hedge accounting relationship in the consolidated statements of assets and liabilities held as of September 30, 2026 and December 31, 2025:

Derivative Instrument	Statement Location	September 30, 2026 (Unaudited)	December 31, 2025
Foreign currency forward contracts	Unrealized appreciation on foreign currency forward contracts	$25	$321
Foreign currency forward contracts	Unrealized depreciation on foreign currency forward contracts	(783)	(208)
Total		$(758)	$113
Net realized and unrealized gains and losses on derivative instruments not designated as a qualifying hedge accounting relationship recorded by the Company for the nine months ended September 30, 2026 and 2025 are in the following locations in the unaudited consolidated statements of operations:

		Nine Months Ended September 30,
Derivative Instrument	Statement Location	2026	2025
Foreign currency forward contracts	Net realized gain (loss) on foreign currency forward contracts	$(79)	$(202)
Foreign currency forward contracts	Net change in unrealized appreciation (depreciation) on foreign currency forward contracts	(871)	(312)
Total		$(950)	$(514)
Offsetting of Derivative Instruments
The Company has derivative instruments that are subject to master netting agreements. These agreements include provisions to offset positions with the same counterparty in the event of default by one of the parties. The Company’s unrealized appreciation and depreciation on derivative instruments are reported as gross assets and liabilities, respectively, in the consolidated statements of assets and liabilities. The following tables present the Company’s assets and liabilities related to derivatives by counterparty, net of amounts available for offset under a master netting arrangement and net of any collateral received or pledged by the Company for such assets and liabilities as of September 30, 2026 and December 31, 2025:

	As of September 30, 2026 (Unaudited)
Counterparty	Derivative Assets Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash Collateral Received(1)	Cash Collateral Received(1)	Net Amount of Derivative Assets(2)
Goldman Sachs Bank USA	$25	$(25)	$—	$—	$—
Total	$25	$(25)	$—	$—	$—
Counterparty	Derivative Liabilities Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash Collateral Pledged(1)	Cash Collateral Pledged(1)	Net Amount of Derivative Liabilities(3)
Goldman Sachs Bank USA	$(783)	$25	$—	$—	$(758)
Total	$(783)	$25	$—	$—	$(758)

	As of December 31, 2025
Counterparty	Derivative Assets Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash Collateral Received(1)	Cash Collateral Received(1)	Net Amount of Derivative Assets(2)
Goldman Sachs Bank USA	$321	$(208)	$—	$—	$113
Total	$321	$(208)	$—	$—	$113
Counterparty	Derivative Liabilities Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash Collateral Pledged(1)	Cash Collateral Pledged(1)	Net Amount of Derivative Liabilities(3)
Goldman Sachs Bank USA	$(208)	$208	$—	$—	$—
Total	$(208)	$208	$—	$—	$—
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
The average notional balance of foreign currency forward contracts during the nine months ended September 30, 2026 and 2025 was $28,502 and $8,168, respectively.
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
The following tables present fair value measurements of the Company’s assets and liabilities that are recorded at fair value and indicate the fair value hierarchy of the valuation techniques utilized to determine such fair value as of September 30, 2026 and December 31, 2025:

	September 30, 2026 (Unaudited)
Description	Level 1	Level 2	Level 3	Total
Assets, at fair value:
Investments	$—	$85,164	$2,675,802	$2,760,966
Money market funds(1)	16,463	—	—	16,463
Foreign currency forward contracts	—	25	—	25
Total assets, at fair value	$16,463	$85,189	$2,675,802	$2,777,454

Liabilities, at fair value:
Foreign currency forward contracts	$—	$(783)	$—	$(783)
Total liabilities, at fair value	$—	$(783)	$—	$(783)

KKR FS Income Trust
Notes to Unaudited Consolidated Financial Statements (continued)
(dollar amounts in thousands, except per share amounts, unless otherwise noted)

Note 8. Fair Value of Financial Instruments (continued)

	December 31, 2025
Description	Level 1	Level 2	Level 3	Total
Assets, at fair value:
Investments	$—	$244,873	$2,380,222	$2,625,095
Money market funds(1)	50,527	—	—	50,527
Foreign currency forward contracts	—	321	—	321
Total assets, at fair value	$50,527	$245,194	$2,380,222	$2,675,943

Liabilities, at fair value:
Foreign currency forward contracts	$—	$(208)	$—	$(208)
Total liabilities, at fair value	$—	$(208)	$—	$(208)
________________
(1)The fair value of money market funds is included in “cash and cash equivalents” in the consolidated statements of assets and liabilities.
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

KKR FS Income Trust
Notes to Unaudited Consolidated Financial Statements (continued)
(dollar amounts in thousands, except per share amounts, unless otherwise noted)

Note 8. Fair Value of Financial Instruments (continued)
The following is a reconciliation of investments for which significant unobservable inputs (Level 3) were used in determining fair value for the nine months ended September 30, 2026 and 2025:

	For the Nine Months Ended September 30, 2026
	Senior Secured Loans—First Lien	Subordinated Debt	Asset Based Finance	Equity/Other	Total
Fair value at beginning of period	$1,839,213	$2,015	$538,994	$—	$2,380,222
Accretion of discount (amortization of premium)	1,446	4	1,132	—	2,582
Net realized gain (loss)	(1,301)	—	1,482	—	181
Net change in unrealized appreciation (depreciation)	(25,146)	(19)	(1,280)	(24)	(26,469)
Purchases	414,271	206	260,457	479	675,413
Paid-in-kind interest	2,317	222	2,946	—	5,485
Sales and repayments	(198,493)	—	(226,943)	—	(425,436)
Transfers into Level 3	—	—	63,824	—	63,824
Transfers out of Level 3	—	—	—	—	—
Fair value at end of period	$2,032,307	$2,428	$640,612	$455	$2,675,802
The amount of total gains or (losses) for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$(24,684)	$(19)	$182	$(24)	$(24,545)

	For the Nine Months Ended September 30, 2025
	Senior Secured Loans—First Lien	Subordinated Debt	Asset Based Finance	Total
Fair value at beginning of period	$865,488	$1,667	$155,263	$1,022,418
Accretion of discount (amortization of premium)	1,797	—	501	2,298
Net realized gain (loss)	(212)	—	(286)	(498)
Net change in unrealized appreciation (depreciation)	3,766	90	8,312	12,168
Purchases	669,127	—	256,858	925,985
Paid-in-kind interest	2,018	188	1,373	3,579
Sales and repayments	(128,324)	—	(65,339)	(193,663)
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Fair value at end of period	$1,413,660	$1,945	$356,682	$1,772,287
The amount of total gains or (losses) for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$5,670	$90	$8,441	$14,201

KKR FS Income Trust
Notes to Unaudited Consolidated Financial Statements (continued)
(dollar amounts in thousands, except per share amounts, unless otherwise noted)

Note 8. Fair Value of Financial Instruments (continued)
The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements as of September 30, 2026 and December 31, 2025 were as follows:

Type of Investment	Fair Value at September 30, 2026 (Unaudited)	Valuation Technique	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input(1)
Senior Debt	$1,952,455	Discounted Cash Flow	Discount Rate	8.2% - 14.8% (9.6%)	Decrease
	10,607	Market Approach	EBITDA Multiple	9.0x - 12.8x (12.2x)	Increase
	69,245	Cost(2)
Subordinated Debt	2,216	Discounted Cash Flow	Discount Rate	14.1% - 14.1% (14.1%)	Decrease
	212	Market Approach	EBITDA Multiple	10.0x - 10.0x (10.0x)	Increase
Asset Based Finance	593,498	Discounted Cash Flow	Discount Rate	4.6% - 43.1% (10.6%)	Decrease
	88	Market Approach	EBITDA Multiple	2.8x - 2.8x (2.8x)	Increase
	37,063	Cost(2)
	9,963	Other(3)
Equity/Other	455	Market Approach	EBITDA Multiple	10.0x - 10.0x (10.0x)	Increase
Total	$2,675,802

Type of Investment	Fair Value at December 31, 2025	Valuation Technique	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input(1)
Senior Debt	$1,667,582	Discounted Cash Flow	Discount Rate	4.6% - 12.7% (8.4%)	Decrease
	171,631	Cost(2)
Subordinated Debt	2,015	Discounted Cash Flow	Discount Rate	14.1% - 14.1% (14.1%)	Decrease
Asset Based Finance	298,014	Discounted Cash Flow	Discount Rate	4.7% - 43.7% (9.9%)	Decrease
	130,135	Cost(2)
	110,845	Other(3)
Total	$2,380,222
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
Restricted Securities
The Company may invest in securities that are subject to legal or contractual restrictions on resale and may only be resold to the public pursuant to an effective registration statement under the Securities Act, or to qualified institutional buyers in transactions exempt from such registration. The Company does not consider securities to be restricted if the securities may be resold in transactions exempt from registration under the Securities Act, including pursuant to Rule 144A, and there are no restrictions that would otherwise prevent the Company from selling the securities to qualified institutional buyers as of the end of the reporting period. The Company does not incur registration costs upon the resale of securities to qualified institutional buyers in transactions exempt from registration. In certain circumstances, the issuer of restricted securities may bear the costs associated with registering such securities for resale. Such investments described above are classified as Level 3 within the fair value hierarchy.

KKR FS Income Trust
Notes to Unaudited Consolidated Financial Statements (continued)
(dollar amounts in thousands, except per share amounts, unless otherwise noted)

Note 8. Fair Value of Financial Instruments (continued)
The following table presents the restricted securities held by the Company as of September 30, 2026:

Portfolio Company(1)	Shares	Cost	Fair Value	Acquisition Date	% of Net Assets
Asset Based Finance
Aggregator (GreenSky Holdings I)	1,290,883	$1,291	$1,503	6/24/2024	0.1%
Auxilior Capital Partners Inc, Preferred Equity	1,398	1,398	1,392	4/30/2024	0.1%
Danube - Alps Aggregator (PayPal Europe Sarl et Cie SCA)	604,469	681	396	10/11/2024	0.0%
Fourways Aggregator LP (Norway_France)	717,689	798	892	8/28/2024	0.1%
Global Lending Services LLC, ABF Equity	2,668,897	2,669	4,515	2/5/2025	0.3%
Hercules Aggregator LP (Flexsys Holdings Inc)	10,698,020	10,698	10,491	4/20/2026	0.6%
Intuit (Project Guava), ABF Equity	1,066,704	1,067	1,095	8/12/2026	0.1%
Kasper 2 LP (Santander Consumer Bank AS)	148,682,585	14,908	15,611	9/29/2025	0.9%
Kilter Finance 2.0, Common Stock	1,946,213	1,946	2,000	1/27/2026	0.1%
KKR Altitude II Offshore Aggregator LP, Partnership Interest	2,314,966	2,315	2,512	12/29/2022	0.2%
KKR Altitude III Offshore Aggregator (Altitude III)	407,662	408	408	6/18/2026	0.0%
KKR Lombardy Aggregator LP (SKP German Bank)	1,170,337	1,375	1,297	12/17/2025	0.1%
KKR Maverick Holdco Blocker (Bond Aviation Holdings LLC)	78,953	79	137	10/20/2025	0.0%
KKR Morrow ABF Aggregator LLC (Harley-Davidson Financial Services Inc)	24,943,608	24,944	25,063	10/30/2025	1.5%
KKR Morrow OpCo Aggregator LLC (Harley-Davidson Financial Services Inc)	1,896,424	1,896	2,021	10/30/2025	0.1%
KKR Morrow Residual Purchase 1 LLC (Harley-Davidson Financial Services Inc)	5,487,825	5,488	5,806	8/8/2025	0.3%
KSC I Aircraft LP, ABF Equity	59,028,823	59,029	60,166	10/21/2025	3.6%
Orange Maple 2025-2 DAC, ABF Equity	34,529,000	39,979	39,202	11/18/2025	2.3%
Ravine - PIK Equity (Vehicle Secured Funding Trust)	2,268,283	2,268	1,685	6/26/2024	0.1%
Sea Financing Aggregator II LP (Australis Maritime II)	780,407	780	779	5/30/2023	0.0%
SPV (SunPower Financial)	109,779	110	88	6/29/2023	0.0%
SPV ALPS 2.0 Aggregator LP EUR (PayPal Danube 2)	14,982,021	17,392	17,840	11/14/2025	1.1%
SPV ALPS 2.0 Aggregator LP GBP (PayPal Danube 2)	1,049,532	1,388	1,462	11/14/2025	0.1%
SPV Carmen Holdings Agg (Discover Financial Services)	4,294,806	4,295	4,174	10/4/2024	0.3%
SPV KKR Galaxy BDC Leveraged (Galaxy Container)	314,088	314	299	11/21/2025	0.0%
SPV Magenta Holdings (GreenSky (Platform))	1,332,761	1,333	805	3/15/2024	0.0%
SPV Maguire Flow Agg (Sallie Mae Levered)	2,270,034	2,270	2,203	11/26/2025	0.1%
SPV Olympus Holdco Limited (TDC LLP)	72,892	92	88	6/29/2023	0.0%
SPV Slate US Blocker LLC (Slate Venture Holdings LP)	5,523,032	5,523	7,358	8/29/2024	0.4%
SPV Solaris BDC Leveraged (Newday Group Jersey Ltd)	4,172,556	5,570	9,139	2/26/2026	0.5%
Sunshine Mortgage Funding 1 PLC, ABF Equity	19,198,680	25,508	27,252	7/29/2026	1.6%
Tarifa Aggregator LP (Drive Revel)	946,739	1,067	1,126	8/15/2023	0.1%
TDC LLP, Preferred Equity	2,114	2,730	2,835	11/28/2023	0.2%
Vontive Inc, Preferred Stock	222,504	223	223	7/24/2026	0.0%
Equity/Other
Affordable Care Inc, Class A Common Stock	1,001	479	455	6/29/2026	0.0%
Total		$242,311	$252,318		14.9%
________________
(1)See the unaudited consolidated schedule of investments as of September 30, 2026 included herein for additional details on securities listed.

KKR FS Income Trust
Notes to Unaudited Consolidated Financial Statements (continued)
(dollar amounts in thousands, except per share amounts, unless otherwise noted)

Note 9. Financing Arrangements
In accordance with the 1940 Act, the Company is allowed to borrow amounts such that its asset coverage, as calculated pursuant to the 1940 Act, equals at least 150% after such borrowing. As of September 30, 2026, the aggregate amount outstanding of the senior securities issued by the Company was $1,127,994. As of September 30, 2026, the Company’s asset coverage was 248%.
The following tables present summary information with respect to the Company’s outstanding financing arrangements as of September 30, 2026 and December 31, 2025. For additional information regarding these financing arrangements, see the notes to the Company’s audited consolidated financial statements contained in its annual report on Form 10-K for the year ended December 31, 2025. See Note 9 to the financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarters ended March 31, 2026 and June 30, 2026 for a description of amendments or other changes to the financing arrangements during the three months ended March 31, 2026 and June 30, 2026, respectively. Any significant changes to the Company’s financing arrangements during the three months ended September 30, 2026 are discussed below.

	As of September 30, 2026 (Unaudited)
Arrangement	Type of Arrangement	Rate	Amount Outstanding		Amount Available	Maturity Date
Senior Secured Revolving Credit Facility(1)	Revolving Credit Facility	SOFR+2.25%(2)	$264,669	(3)	$485,331	May 28, 2031
K-FIT AB-1 Credit Facility(1)	Revolving Credit Facility	SOFR+1.85%(2)	485,325		14,675	October 16, 2030
K-FIT CO-1 Credit Facility(1)	Revolving Credit Facility	SOFR+1.85%(2)	378,000		22,000	March 4, 2030
Total			$1,127,994		$522,006
________________
(1)The carrying amount outstanding under the facility approximates its fair value.
(2)The benchmark rate is subject to a 0% floor.
(3)Amount includes borrowings in Euros and British pounds. Euro balance outstanding of €75,250 has been converted to U.S. dollars at an exchange rate of €1.00 to $1.13 as of September 30, 2026. British pound balance outstanding of £101,250 has been converted to U.S. dollars at an exchange rate of £1.00 to $1.33 as of September 30, 2026 to reflect total amount outstanding in U.S. dollars.

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
For the nine months ended September 30, 2026 and 2025, the components of total interest expense for the Company’s financing arrangements were as follows:

	Nine Months Ended September 30,
	2026			2025
Arrangement(1)	Direct Interest Expense(2)	Amortization of Deferred Financing Costs	Total Interest Expense	Direct Interest Expense(2)	Amortization of Deferred Financing Costs	Total Interest Expense
Senior Secured Revolving Credit Facility	$13,694	$792	$14,486	$4,355	$390	$4,745
K-FIT AB-1 Credit Facility	19,329	750	20,079	11,817	566	12,383
K-FIT CO-1 Credit Facility	14,621	572	15,193	5,828	243	6,071
Total	$47,644	$2,114	$49,758	$22,000	$1,199	$23,199

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
The Company’s average borrowings and weighted average interest rate, including the effect of non-usage fees, for the nine months ended September 30, 2026 were $1,109,659 and 5.98%, respectively.
The Company’s average borrowings and weighted average interest rate, including the effect of non-usage fees, for the nine months ended September 30, 2025 were $430,606 and 6.81%, respectively.
Under its financing arrangements, the Company has made certain representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar financing arrangements. The Company was in compliance with all covenants required by its financing arrangements as of September 30, 2026.
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
During the nine months ended September 30, 2026, the Company purchased investments, including unfunded commitments, with a cost of $35,863 from the Financing Provider. As of September 30, 2026, no purchases from the Financing Provider are included in payable for investments purchased in the unaudited consolidated statement of assets and liabilities. For the period from October 1, 2026 through October 31, 2026, there were no investments purchased by the Company from the Financing Provider.
As of September 30, 2026, the conditions precedent to the Company’s obligation to purchase any additional investments from the Financing Provider had not been met. The Company did not hold any beneficial interest in the warehouse.
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
Unfunded commitments to provide funds to portfolio companies are not recorded in the Company’s consolidated statements of assets and liabilities. Since these commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. The Company has sufficient liquidity to fund these commitments. As of September 30, 2026, the Company’s unfunded commitments consisted of the following:

Category / Company(1)	Commitment Amount
Senior Secured Loans—First Lien
AGS Health LLC	$596
AGS Health LLC	1,679
A-Lign Assurance LLC	3,287

KKR FS Income Trust
Notes to Unaudited Consolidated Financial Statements (continued)
(dollar amounts in thousands, except per share amounts, unless otherwise noted)

Note 10. Commitments and Contingencies (continued)

Category / Company(1)	Commitment Amount
A-Lign Assurance LLC	$1,570
Apex Service Partners LLC	3,722
Arcfield Acquisition Corp	2,780
Atwell LLC	859
Atwell LLC	792
Avetta LLC	780
Avetta LLC	367
Avetta LLC	1,605
BGB Group LLC	1,748
BGB Group LLC	3,278
Bonterra LLC	2,648
Bonterra LLC	590
Cadence Education LLC	1,412
Cadence Education LLC	3,222
Cambrex Corp	1,404
Carrier Fire Protection	2,063
Carrier Fire Protection	1,645
Circana Group (f.k.a. NPD Group)	718
Clarience Technologies LLC	4,000
Clarience Technologies LLC	8,848
CLEAResult Consulting Inc	564
CLEAResult Consulting Inc	2,067
Clearwater Analytics LLC	2,818
Clearwater Analytics LLC	1,836
Club Car Wash Operating LLC	914
Club Car Wash Operating LLC	162
ClubCorp Club Operations Inc	925
ClubCorp Club Operations Inc	1,387
Com Laude Group Ltd	4,263
Com Laude Group Ltd	1,714
Command Alkon Inc	1,787
Command Alkon Inc	1,251
Community Brands Inc	845
Conservice LLC	2,347
CSafe Global	924
Dental365 LLC	2,216
Dental365 LLC	759
DOXA Insurance Holdings LLC	883
DOXA Insurance Holdings LLC	4,966
DuBois Chemicals Inc	2,138
Eagle Railcar Services Roscoe Inc	2,008
Eagle Railcar Services Roscoe Inc	1,807
Eide Bailly LLP	1,741
Eide Bailly LLP	1,161
Express Wash Concepts LLC	527
Express Wash Concepts LLC	123
Flexera Software LLC	3,024
Follett Software Co	925
Foundation Risk Partners Corp	1,392
Frontline Road Safety LLC	3,463
Galway Partners Holdings LLC	1,163

KKR FS Income Trust
Notes to Unaudited Consolidated Financial Statements (continued)
(dollar amounts in thousands, except per share amounts, unless otherwise noted)

Note 10. Commitments and Contingencies (continued)

Category / Company(1)	Commitment Amount
Galway Partners Holdings LLC	$2,500
GE Vernova Electrification Software LLC	3,055
Granicus Inc	46
Higginbotham Insurance Agency Inc	1,942
Highgate Hotels Inc	1,580
Highgate Hotels Inc	3,206
Homrich & Berg Inc	1,008
Homrich & Berg Inc	9,036
Horizon CTS Buyer LLC	3,475
Horizon CTS Buyer LLC	5,403
Inhabit IQ	1,192
Inhabit IQ	745
Insightsoftware.Com Inc	4,015
Insightsoftware.Com Inc	1
Integrated Power Services LLC	5,523
Integrated Power Services LLC	9,189
Integrity Marketing Group LLC	6,056
J S Held LLC	1,588
Jeppesen Holdings LLC	1,221
Keystone Agency Partners LLC	5,133
Keystone Agency Partners LLC	3,884
Lazer Logistics Inc	1,235
Lazer Logistics Inc	833
Learning Experience Corp/The	801
Legends Hospitality LLC	1,508
Lipari Foods LLC	10,199
Magna Legal Services LLC	854
Magna Legal Services LLC	843
MAI Capital Management LLC	2,567
MAI Capital Management LLC	2,143
MAI Capital Management LLC	1,720
MB2 Dental Solutions LLC	1,540
Med-Metrix	4,286
Med-Metrix	5,377
Mercer Advisors	11,399
Mercer Advisors	226
Model N Inc	1,421
NAVEX Global Inc	326
NAVEX Global Inc	6,883
NEFCO Corp	3,322
NEFCO Corp	1,418
NeoGov Newt Holdco Inc	821
NeoGov Newt Holdco Inc	1,825
NeoGov Newt Holdco Inc	2,592
Netsmart Technologies Inc	4,236
Netsmart Technologies Inc	4,343
OEConnection LLC	5,183
OEConnection LLC	2,600
Orion Services Group LLC	188
Pavement Preservation Group Inc	640
PCI Pharma Services	18,613

KKR FS Income Trust
Notes to Unaudited Consolidated Financial Statements (continued)
(dollar amounts in thousands, except per share amounts, unless otherwise noted)

Note 10. Commitments and Contingencies (continued)

Category / Company(1)	Commitment Amount
PCI Pharma Services	$5,242
Pike Corp	3,792
Pike Corp	3,034
Premise Health Holding Corp	369
Premise Health Holding Corp	633
PROS Holdings Inc	861
PSC Group	212
Radwell International LLC	1,633
Radwell International LLC	5,149
Railpros Inc	180
Railpros Inc	252
Resa Power LLC	219
Resa Power LLC	2,075
Resa Power LLC	1,076
Revere Superior Holdings Inc	913
Rialto Capital Management LLC	834
Rockefeller Capital Management LP	3,300
SAMBA Safety Inc	603
SAMBA Safety Inc	429
Schellman Inc	1,077
Schellman Inc	1,615
Service Express Inc	4,207
Service Express Inc	4,543
Service Logic LLC	2,974
Service Logic LLC	2,720
Sphera Solutions Inc	8,702
Sphera Solutions Inc	2,841
Spins LLC	1,063
Spotless Brands LLC	3,868
Sunbelt Solomon Services LLC	2,224
Sunbelt Solomon Services LLC	2,685
SureScripts LLC	6,405
Trackunit ApS	5,496
Trackunit ApS	2,748
Turnpoint Services Inc	388
USIC Holdings Inc	80
USIC Holdings Inc	339
Veriforce LLC	935
Veriforce LLC	518
Veriforce LLC	20,071
Vermont Information Processing Inc	2,663
Vermont Information Processing Inc	457
VetCor Professional Practices LLC	274
Vigor Marine Group LLC	4,220
Vigor Marine Group LLC	6,245
Vitu	3,598
Wealth Enhancement Group LLC	1,562
Wealth Enhancement Group LLC	413
WebPros Holding Sarl	3,562
Wedgewood Weddings	4,702
Wedgewood Weddings	4,702

KKR FS Income Trust
Notes to Unaudited Consolidated Financial Statements (continued)
(dollar amounts in thousands, except per share amounts, unless otherwise noted)

Note 10. Commitments and Contingencies (continued)

Category / Company(1)	Commitment Amount
West Star Aviation Inc	$1,451
West Star Aviation Inc	725
Woolpert Inc	4,338
Xylem Kendall	5,739
Xylem Kendall	202
Zeus Industrial Products Inc	2,718
Asset Based Finance
Advancion Corp/IL, Revolver	3,640
Bond Aviation Holdings LLC, Term Loan	6,217
Bond Aviation Holdings LLC, Term Loan	5,329
Cast & Crew LLC, Revolver	4,915
FFP RECEIVABLES SPV LLC (FKA Florida Food Products LLC), Revolver	923
Likewize Corp, Revolver	7
Nottingdale Receivables Limited (FKA TalkTalk Telecom Group Ltd), Revolver	5,778
Philippine Airlines 777, Term Loan	2,831
Philippine Airlines 777, Term Loan	2,831
Sallie Mae Levered, Term Loan	21
SCRIPPS SPV LLC (FKA EW Scripps Co/The), Revolver	4,645
Setna SPV I, Term Loan	191
Sotheby's, Revolver	24,205
TPSI Receivables LLC (Tropicana Products Inc), Revolver	3,392
VIB Trade Receivables DAC (FKA Vibrantz Technologies Inc), Revolver	3,464
Wood Group Receivables LLC (FKA John Wood Group PLC), Revolver	13,171
Total	$506,889
Unfunded Equity/Other commitments	$18,739
____________________
(1)May be commitments to one or more entities affiliated with the named company.
As of September 30, 2026, the Company’s debt commitments are comprised of $234,768 revolving credit facilities and $272,121 delayed draw term loans, which generally are used for acquisitions or capital expenditures and are subject to certain performance tests. Such unfunded debt commitments have a fair value representing unrealized appreciation (depreciation) of $(3,736). The Company’s unfunded Equity/Other commitments generally require certain conditions to be met or actual approval from the Adviser prior to funding.
While the Company does not expect to fund all of its unfunded commitments, there can be no assurance that it will not be required to do so.
In the normal course of business, the Company may enter into guarantees on behalf of portfolio companies. Under such arrangements, the Company would be required to make payments to third parties if the portfolio companies were to default on their related payment obligations. The Company had no such guarantees outstanding at September 30, 2026 and December 31, 2025.

KKR FS Income Trust
Notes to Unaudited Consolidated Financial Statements (continued)
(dollar amounts in thousands, except per share amounts, unless otherwise noted)

Note 11. Financial Highlights
The following is a schedule of financial highlights of the Company for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended September 30,
	2026	2025
Per Share Data:
Net asset value, beginning of period	$29.75	$29.56
Results of operations
Net investment income (loss)(1)	1.89	2.36
Net realized gain (loss) and unrealized appreciation (depreciation)(2)	(0.48)	0.29
Net increase (decrease) in net assets resulting from operations	1.41	2.65
Shareholder distributions(3)
Distributions from net investment income	(2.03)	(2.35)
Net decrease in net assets resulting from shareholder distributions	(2.03)	(2.35)
Capital share transactions
Issuance of Common Shares(4)	—	—
Repurchases of Common Shares(5)	—	—
Net increase (decrease) in net assets resulting from capital share transactions	—	—
Net asset value, end of period	$29.13	$29.86
Shares outstanding, end of period	57,308,833	47,002,485
Total return based on net asset value(6)	4.91%	9.30%
Ratio/Supplemental Data:
Net assets, end of period	$1,669,384	$1,403,373
Ratio of net investment income to average net assets(7)	8.56%	10.64%
Ratio of total operating expenses to average net assets(7)	6.91%	6.13%
Ratio of waived expenses to average net assets(7)	—	(2.56)%
Ratio of net operating expenses to average net assets(7)	6.91%	3.57%
Portfolio turnover(8)	19.22%	16.16%
Total amount of senior securities outstanding, exclusive of treasury securities	$1,127,994	$661,820
Asset coverage per unit(9)	2.48	3.12
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
(5)The repurchases of Common Shares on a per share basis reflects the incremental net asset value changes as a result of any Early Repurchase Deduction applied to the repurchases of Common Shares in the period. The repurchases of Common Shares at a price (after application of the Early Repurchase Deduction) that is less than the net asset value per share results in an increase in net asset value per share.
(6)The total return based on NAV for each period presented was calculated based on the change in NAV per share during the applicable period, assuming the reinvestment of all distributions that were declared during the period at the Company’s most recent available NAV per share for such shares at the time the distribution was payable. Total return based on NAV does not consider the effect of any sales commissions or charges that may be incurred in connection with the sale of Common Shares. The historical calculation of total return based on NAV in the table should not be considered a representation of the Company’s future total return based on NAV, which may be greater or less than the return shown in the table due to a number of factors, including the Company’s ability or inability to make investments in companies that meet its investment criteria, the interest rates payable on the debt securities the Company acquires, the level of the Company’s expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which the Company encounters competition in its markets and general economic conditions. As a result of these factors, results for any previous period should not be relied upon as being indicative of performance in future periods. The total return calculations set forth above represent the total return on the Company’s investment portfolio during the applicable period and do not represent an actual return to shareholders.
(7)Weighted average net assets during the applicable period are used for this calculation. Ratios for the nine months ended September 30, 2026 and 2025 are annualized, with the exception of capital gains incentive fees and recoupment of previously waived expenses. Annualized ratios for the nine months ended September 30, 2026 are not necessarily indicative of the ratios that may be expected for the year ending December 31, 2026. The following is a schedule of supplemental ratios for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended September 30,
	2026	2025
Ratio of accrued capital gains incentive fees to average net assets	(0.18)%	0.12%
Ratio of interest expense to average net assets	4.06%	2.80%

KKR FS Income Trust
Notes to Unaudited Consolidated Financial Statements (continued)
(dollar amounts in thousands, except per share amounts, unless otherwise noted)

Note 11. Financial Highlights (continued)
(8)Portfolio turnover for the nine months ended September 30, 2026 and 2025 is not annualized.
(9)Asset coverage per unit is the ratio of the carrying value of the Company’s total consolidated assets, less liabilities and indebtedness not represented by senior securities, to the aggregate amount of senior securities representing indebtedness.
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
Note 13. Subsequent Events
Distributions
On October 5, 2026, the Board declared a distribution of $0.225 per Common Share, payable on or about November 25, 2026 to shareholders of record as of the close of business on October 30, 2026. Additionally, on October 28, 2026, the Board declared a distribution of $0.225 per Common Share, payable on or about December 29, 2026 to shareholders of record as of the close of business on November 30, 2026. Shareholders may receive the distribution payments in cash or in Common Shares in accordance with their election under the Company’s distribution reinvestment plan. The timing and amount of any future distributions to shareholders are subject to applicable legal restrictions and the sole discretion of the Board of Trustees.
Private Offering Closings
On October 1, 2026, the Company issued and sold 146,235 Common Shares in the Private Offering (with the final number of Common Shares issued being determined on October 21, 2026) pursuant to Subscription Agreements entered into with the participating investors for aggregate consideration of $4,260.
On November 2, 2026, the Company issued and sold Common Shares in the Private Offering pursuant to Subscription Agreements entered into with the participating investors for aggregate consideration of approximately $5,390. The final number of Common Shares issued as of November 2, 2026 in connection with the monthly closing will be determined at a later date in connection with the Company’s determination of its net asset value per Common Share as of October 31, 2026.
BMO-1 Financing Arrangement
On October 7, 2026, K-FIT Finance BMO-1 LLC, or BMO-1, a wholly-owned, special purpose financing subsidiary of the Company, entered into a Loan and Security Agreement, or the BMO-1 Loan Agreement, by and among BMO-1, as borrower, the Company, as equityholder and as collateral manager, Bank of Montreal, or BMO, as administrative agent, the lenders from time to time party thereto, and Western Alliance Trust Company, N.A., as collateral custodian. The BMO-1 Loan Agreement provides for, among other things, borrowings in U.S. dollars, Canadian dollars, pounds sterling and euros in an aggregate initial principal amount of up to $250,000, which may be increased with the consent of the applicable lenders and the administrative agent. The revolving period during which BMO-1 is permitted to borrow, repay and re-borrow advances will terminate on October 7, 2029. Any amounts borrowed under the BMO-1 Loan Agreement will mature, and all accrued and unpaid interest thereunder will be due and payable, on October 7, 2031.
Borrowings bear interest at a per-annum rate equal to, for borrowings in (i) U.S. dollars, Term SOFR; (ii) Canadian dollars, Term CORRA; (iii) euros, EURIBOR; and (iv) pounds sterling, Daily Simple SONIA; in each case plus an applicable spread of 1.85% during the revolving period and 2.00% thereafter. Following an event of default, the applicable spread increases by 2.00% per annum. The facility is subject to customary fees, including a non-usage fee and, in certain circumstances, a prepayment premium.
SM-1 Financing Arrangement
On October 29, 2026, K-FIT Finance SM-1 LLC, or SM-1, a wholly-owned, special purpose financing subsidiary of the Company, entered into a Loan and Servicing Agreement, or the SM-1 Loan Agreement, by and among SM-1, as borrower, the Company, as transferor and as servicer, Sumitomo Mitsui Banking Corporation, or SMBC, as administrative agent and collateral

KKR FS Income Trust
Notes to Unaudited Consolidated Financial Statements (continued)
(dollar amounts in thousands, except per share amounts, unless otherwise noted)

Note 13. Subsequent Events (continued)
agent, the lenders from time to time party thereto, and Computershare Trust Company, N.A., as securities intermediary, collateral custodian and collateral administrator. The SM-1 Loan Agreement provides for, among other things, borrowings in U.S. dollars, Canadian dollars, pounds sterling and euros in an aggregate initial principal amount of up to $350,000, which may be increased up to a maximum facility amount of $1,000,000 with the consent of the applicable lenders and the administrative agent. The reinvestment period during which SM-1 is permitted to borrow, repay and re-borrow advances will terminate on October 28, 2029. Any amounts borrowed under the SM-1 Loan Agreement will mature, and all accrued and unpaid interest thereunder will be due and payable, on the business day immediately preceding October 29, 2031.
Borrowings bear interest at a per-annum rate equal to, for borrowings in (i) U.S. dollars, Term SOFR; (ii) Canadian dollars, Adjusted Term CORRA; (iii) euros, EURIBOR; and (iv) pounds sterling, Daily Simple SONIA; in each case plus an applicable spread of 2.00% during the reinvestment period and 2.50% thereafter. Base rate advances bear interest at the base rate plus an applicable spread of 1.00% during the reinvestment period and 1.50% thereafter. Following an event of default, the applicable spread increases by 2.00% per annum. The facility is subject to customary fees, including a non-usage fee and, in certain circumstances, a make-whole premium.

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
The Adviser has agreed to advance all of our organizational and offering expenses on our behalf (including legal, accounting, printing, mailing, subscription processing and filing fees and expenses and other offering expenses, including costs associated with technology integration between our systems and those of our participating brokers, reasonable bona fide due diligence expenses of participating brokers supported by detailed and itemized invoices, costs in connection with preparing sales materials and other marketing expenses, design and website expenses, fees and expenses of our transfer agent, fees to attend retail seminars sponsored by participating brokers and costs, expenses and reimbursements for travel (provided that we will not be required to bear the cost of private airfare in excess of comparable first-class/business rates on a commercial airline, if available), meals, accommodations, entertainment and other similar expenses related to meetings or events with prospective investors, brokers, registered investment advisors or financial or other advisors, but excluding the shareholder servicing and/or distribution fee) through a date determined by the Adviser in its discretion. As of September 30, 2026, we had incurred organizational and offering expenses of $991 and $5,768, respectively, which expenses the Adviser elected to cover pursuant to the Expense Support Agreement, subject to reimbursement by us pursuant to its terms. See “Expense Support and Conditional Reimbursement” below for more information. In no event will we bear in excess of $1.5 million in organizational expenses; the Adviser has agreed to be responsible for any organizational expenses in excess of $1.5 million.
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
For the nine months ended September 30, 2026 and the year ended December 31, 2025, there were no Expense Payments that the Adviser agreed to pay, subject to reimbursement by us in accordance with the Expense Support Agreement. As of September 30, 2026, there are no remaining amounts of previously waived expenses subject to recoupment.
Fees and Expenses
The following table illustrates the aggregate fees and expenses that we expect to incur and that shareholders can expect to bear, either directly or indirectly, during the following twelve months.

Shareholder transaction expenses (fees paid directly from shareholder investment)
Maximum sales load imposed on purchases(1)	—
Maximum Early Repurchase Deduction(2)	2.00%
Annual operating expenses (as a percentage of average net assets attributable to shares)(3)
Base Management Fee(4)	1.25%
Incentive fees payable under our investment advisory agreement(5)	—
Interest payments on borrowed funds(6)	4.56%
Distribution/Servicing Fees(7)	—
Organizational and offering costs(8)	—
Other expenses(9)	0.58%
Total annual expenses	6.39%
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
(3)Amount assumes that we sell $120.0 million worth of Class I shares during the following twelve months, resulting in estimated average net assets of $1,729 million based on current asset levels. That amount also assumes that we borrow funds of approximately 78% of our average net assets during such period. Actual expenses will depend on the number of Class I shares we sell in the Private Offering and the amount of leverage we employ, if any. There can be no assurance that we will sell $120.0 million worth of Class I shares during the following twelve months.
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
(6)Interest payments on borrowed funds represents an estimate of our annualized interest expense based on our total borrowings as of September 30, 2026. At September 30, 2026, the weighted average stated interest rate on borrowings was 5.84%. We may borrow additional funds from time to time to make investments to the extent we determine that the economic situation is conducive to doing so. To the extent that we determine it is appropriate to borrow funds to make investments, the costs associated with such borrowing will be indirectly borne by our shareholders.
Our ability to incur leverage during the following twelve months depends, in large part, on the amount of money we are able to raise through the sale of Class I shares in the Private Offering and capital markets conditions.
(7)Distribution/Servicing Fees reflect an annual shareholder servicing and/or distribution fee of 0.85% per annum of the aggregate NAV. However, in accordance with Board authorization to not charge distribution and/or servicing fees payable by the Company with respect to the Class I shares, the Placement Agents have agreed to waive the Distribution/Servicing Fees for Class I shares in full during the term of the Rule 12b-1 Fee Waiver Agreement, and any such waived fees will not be subject to recoupment by the Placement Agents or any other person during or following the term of the Rule 12b-1 Fee Waiver Agreement. The Rule 12b-1 Fee Waiver Agreement will remain in effect until terminated by vote of the Board (including a vote of a majority of its Independent Trustees).
(8)The Adviser previously agreed to advance all our organizational and offering expenses on our behalf through a date determined by the Adviser in its discretion. As of September 30, 2026, we had incurred organizational and offering expenses of $991 and $5,768, respectively, which expenses the Adviser elected to cover pursuant to the Expense Support Agreement, subject to reimbursement by us pursuant to its terms. In no event will the Company bear in excess of $1.5 million in organizational expenses; the Adviser has agreed to be responsible for any organizational expenses in excess of $1.5 million. See “Expenses” and “Expense Support and Conditional Reimbursement” sections above for more information.
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
Example
The following example demonstrates the projected dollar amount of total expenses that would be incurred over various periods with respect to a $10,000 hypothetical investment in the Class I shares assuming reinvestment of all distributions at NAV and that our direct and indirect annual operating expenses would remain at the percentage levels set forth in the table above (assuming we borrow an amount of approximately 78% of our average net assets):

	1 Year	3 Years	5 Years	10 Years
Shareholders would pay the following expenses on a $10,000 investment, assuming a 5% annual return(1)	$635	$1,877	$3,086	$5,963
Shareholders would pay the following expenses on a $10,000 investment, assuming a 5% annual return entirely from realized capital gains	$694	$2,042	$3,335	$6,347
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

Portfolio Investment Activity for the Three and Nine Months Ended September 30, 2026 and for the Year Ended December 31, 2025
Total Portfolio Activity
The following tables present certain selected information regarding our portfolio investment activity for the three and nine months ended September 30, 2026:

	For the Three Months Ended	For the Nine Months Ended
Net Investment Activity	September 30, 2026	September 30, 2026
Purchases	$201,811	$674,496
Sales and Repayments	(101,194)	(516,457)
Net Portfolio Activity	$100,617	$158,039

	For the Three Months Ended				For the Nine Months Ended
	September 30, 2026				September 30, 2026
New Investment Activity by Asset Class	Purchases	Percentage	Sales and Repayments	Percentage	Purchases	Percentage	Sales and Repayments	Percentage
Senior Secured Loans—First Lien	$126,556	63%	$43,856	43%	$414,039	61%	$271,852	53%
Asset Based Finance	75,255	37%	57,338	57%	260,457	39%	244,605	47%
Total	$201,811	100%	$101,194	100%	$674,496	100%	$516,457	100%
The following table summarizes the composition of our investment portfolio at cost and fair value as of September 30, 2026 and December 31, 2025:

	September 30, 2026 (Unaudited)			December 31, 2025
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$2,099,248	$2,079,628	75.3%	$1,954,430	$1,964,215	74.8%
Subordinated Debt	2,370	2,428	0.1%	1,938	2,015	0.1%
Asset Based Finance	661,923	678,455	24.6%	640,556	658,865	25.1%
Equity/Other	479	455	0.0%	—	—	—
Total	$2,764,020	$2,760,966	100.0%	$2,596,924	$2,625,095	100.0%
_____________________
(1)Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.
The following table presents certain selected information regarding the composition of our investment portfolio as of September 30, 2026 and December 31, 2025:

	September 30, 2026	December 31, 2025
Number of Portfolio Companies	181	173
% Variable Rate Debt Investments (based on fair value)(1)(2)	83.2%	84.6%
% Fixed Rate Debt Investments (based on fair value)(1)(2)	7.8%	7.3%
% Other Income Producing Investments (based on fair value)(3)	7.1%	2.3%
% Non-Income Producing Investments (based on fair value)(2)	1.9%	5.8%
% of Investments on Non-Accrual (based on fair value)	0.0%	—
Weighted Average Annual Yield on Accruing Debt Investments(2)(4)	9.1%	8.9%
Weighted Average Annual Yield on All Debt Investments(5)	9.1%	8.9%
% of Direct Originations in Investment Portfolio (based on fair value)(6)	98.3%	100.0%
Median Loan-to-Value (LTV)(7)	39%	38%
Weighted Average EBITDA(8)	$246,000	$229,000
Median EBITDA(8)	$142,000	$140,000
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

(4)The Weighted Average Annual Yield on Accruing Debt Investments is computed as (i) the sum of (a) the stated annual interest rate, dividend rate or other similar stated return of each accruing Debt Investment, multiplied by its par amount, adjusted to U.S. dollars and for any partial income accrual when necessary, as of the end of the applicable reporting period, plus (b) the annual amortization of the purchase or original issue discount or premium of each accruing Debt Investment; divided by (ii) the total amortized cost of Debt Investments included in the calculated group as of the end of the applicable reporting period. Stated annual interest rate for floating rate Debt Investments assumes the greater of (a) the respective base rate in effect as of September 30, 2026, and (b) the stated base rate floor. The base rate utilized in this calculation may not be indicative of the base rates for specific contracts as of September 30, 2026.
(5)The Weighted Average Annual Yield on All Debt Investments is computed as (i) the sum of (a) the stated annual interest rate, dividend rate or other similar stated return of each Debt Investment, multiplied by its par amount, adjusted to U.S. dollars and for any partial income accrual when necessary, as of the end of the applicable reporting period, plus (b) the annual amortization of the purchase or original issue discount or premium of each Debt Investment; divided by (ii) the total amortized cost of Debt Investments included in the calculated group as of the end of the applicable reporting period. Stated annual interest rate for floating rate Debt Investments assumes the greater of (a) the respective base rate in effect as of September 30, 2026, and (b) the stated base rate floor. The base rate utilized in this calculation may not be indicative of the base rates for specific contracts as of September 30, 2026.
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
(7)Median Loan-to-Value (LTV) is calculated as the current total net debt through each respective loan tranche divided by the estimated enterprise value of the portfolio company using most recently reported financial information as of September 30, 2026 and may include pro forma adjustments. The above Median LTV figures relate only to the direct lending investments in the investment portfolio.
(8)EBITDA is generally defined as net income before net interest expense, income tax expense, depreciation and amortization. The above EBITDA metrics relate only to the direct lending investments in the investment portfolio. Weighted Average EBITDA is calculated based on each portfolio company’s EBITDA weighted by the amortized cost of each respective investment as of September 30, 2026. Median EBITDA represents the midpoint EBITDA of portfolio companies as of September 30, 2026. Amounts were derived from the most recently available portfolio company financial statements as of September 30, 2026, have not been independently verified by us, and may reflect a normalized or adjusted amount.
For the nine months ended September 30, 2026, our total return based on NAV was 4.91%. For the year ended December 31, 2025, our total return based on NAV was 11.57%. See footnote 6 to the table included in Note 11 to our unaudited consolidated financial statements included herein for information regarding the calculation of our total return based on NAV.

Portfolio Composition by Industry Classification
The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of September 30, 2026 and December 31, 2025:

	September 30, 2026 (Unaudited)		December 31, 2025
Industry Classification	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Automobiles & Components	$8,988	0.3%	$8,367	0.3%
Banks	54,813	2.0%	62,483	2.4%
Capital Goods	418,177	15.1%	387,085	14.7%
Commercial & Professional Services	280,286	10.2%	291,011	11.1%
Consumer Durables & Apparel	9,875	0.4%	11,078	0.4%
Consumer Services	131,995	4.8%	122,173	4.7%
Consumer Staples Distribution & Retail	36,271	1.3%	15,981	0.6%
Equity Real Estate Investment Trusts (REITs)	—	—	17,253	0.7%
Financial Services	374,319	13.6%	327,038	12.5%
Food, Beverage & Tobacco	13,370	0.5%	32,615	1.2%
Health Care Equipment & Services	226,993	8.2%	247,745	9.4%
Household & Personal Products	—	—	6,237	0.2%
Insurance	205,066	7.4%	177,799	6.8%
Materials	56,414	2.0%	62,474	2.4%
Media & Entertainment	48,398	1.8%	50,557	1.9%
Pharmaceuticals, Biotechnology & Life Sciences	17,051	0.6%	25,530	1.0%
Real Estate Management & Development	103,199	3.7%	121,281	4.6%
Software & Services	595,149	21.6%	533,769	20.3%
Technology Hardware & Equipment	212	0.0%	264	0.0%
Telecommunication Services	27,382	1.0%	10,801	0.4%
Transportation	151,833	5.5%	112,139	4.3%
Utilities	1,175	0.0%	1,415	0.1%
Total	$2,760,966	100.0%	$2,625,095	100.0%
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

The following table shows the distribution of our investments on the 1 to 4 investment rating scale at fair value as of September 30, 2026 and December 31, 2025:

	September 30, 2026		December 31, 2025
Investment Rating	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
1	$2,672,250	97%	$2,586,384	99%
2	87,961	3%	38,663	1%
3	300	0%	48	0%
4	455	0%	—	—
Total	$2,760,966	100%	$2,625,095	100%
The amount of the portfolio in each grading category may vary substantially from period to period resulting primarily from changes in the composition of the portfolio as a result of new investment, repayment and exit activities. In addition, changes in the grade of investments may be made to reflect our expectation of performance and changes in investment values.
Results of Operations
Comparison of the Three and Nine Months Ended September 30, 2026 and September 30, 2025
Revenues
Our investment income for the three and nine months ended September 30, 2026 and 2025 was as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026		2025		2026		2025
	Amount	Percentage of Total Income	Amount	Percentage of Total Income	Amount	Percentage of Total Income	Amount	Percentage of Total Income
Interest income	$54,712	86.7%	$40,708	89.0%	$165,056	87.1%	$105,283	89.5%
Paid-in-kind interest income	2,271	3.6%	1,499	3.3%	5,755	3.1%	4,054	3.4%
Fee income	1,035	1.6%	2,336	5.1%	5,542	2.9%	5,328	4.5%
Dividend and other income	5,083	8.1%	1,190	2.6%	13,060	6.9%	3,067	2.6%
Total investment income(1)	$63,101	100.0%	$45,733	100.0%	$189,413	100.0%	$117,732	100.0%
___________
(1)Such revenues represent $60,354 and $43,681 of cash income earned as well as $2,747 and $2,052 in non-cash portions relating to accretion of discount and PIK interest for the three months ended September 30, 2026 and 2025, respectively. Such revenues represent $182,500 and $112,138 of cash income earned as well as $6,913 and $5,594 in non-cash portions relating to accretion of discount and PIK interest for the nine months ended September 30, 2026 and 2025, respectively. Cash flows related to such non-cash revenues may not occur for a number of reporting periods or years after such revenues are recognized.
The level of interest income we receive is generally related to the balance of income-producing investments, multiplied by the weighted average yield of our investments. We expect the dollar amount of interest and any dividend income that we earn to increase as the size of our investment portfolio increases.
Fee income is transaction based, and typically consists of amendment and consent fees, prepayment fees, structuring fees and other non-recurring fees. As such, fee income is generally dependent on new direct origination investments and the occurrence of events at existing portfolio companies resulting in such fees.
The increase in interest, PIK and dividend and other income for the three and nine months ended September 30, 2026 compared to the three and nine months ended September 30, 2025 is primarily due to the increase in the size of our investment portfolio, partially offset by a decline in overall portfolio yields.

Expenses
Our operating expenses for the three and nine months ended September 30, 2026 and 2025 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Management fees	$5,184	$3,912	$15,221	$10,067
Subordinated income incentive fees	4,759	4,266	14,655	11,141
Capital gains incentive fees	—	880	(2,947)	1,378
Interest expense	16,736	9,444	49,758	23,199
Administrative services expenses	1,153	759	2,851	1,897
Accounting and administrative fees	231	164	688	422
Organizational and offering costs	—	—	—	440
Audit expense	185	219	593	549
Other expenses	986	1,019	2,511	2,095
Total operating expenses	29,234	20,663	83,330	51,188
Management and incentive fee waivers	—	(8,178)	—	(21,208)
Net operating expenses	29,234	12,485	83,330	29,980
Excise taxes	555	—	555	—
Total net operating expenses, including excise taxes	$29,789	$12,485	$83,885	$29,980
The following table reflects selected expense ratios as a percent of average net assets for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Ratio of operating expenses and excise taxes to average net assets	1.79%	1.60%	5.14%	4.63%
Ratio of expense waivers to average net assets(1)	—	(0.63)%	—	(1.92)%
Ratio of net operating expenses to average net assets	1.79%	0.97%	5.14%	2.71%
Ratio of net incentive fees, interest expense and excise taxes to average net assets(1)	1.33%	0.80%	3.80%	2.22%
Ratio of net operating expenses, excluding certain expenses, to average net assets	0.46%	0.17%	1.34%	0.49%
__________
(1)Ratio data may be rounded in order to recompute the ending ratio of net operating expenses to average net assets or net operating expenses, excluding certain expenses, to average net assets.
We generally expect our general and administrative expenses to decrease as a percentage of our average net assets because of the anticipated growth in the size of our asset base.
The increase in expenses for the three and nine months ended September 30, 2026 compared to the three and nine months ended September 30, 2025 is primarily due to the increase in the size of our investment portfolio, the acceleration of our operational activity during the three and nine months ended September 30, 2026, the expiration of the waiver of the base management fee and the subordinated income incentive fee and the incurrence of borrowings under the K-FIT CO-1 Credit Facility, the K-FIT AB-1 Credit Facility and the Senior Secured Revolving Credit Facility, each as defined in Note 9 to our unaudited consolidated financial statements, which increased interest expense.
Incentive fees and interest expense, among other things, may increase or decrease our expense ratios relative to comparative periods depending on portfolio performance and changes in amounts outstanding under our financing arrangements and benchmark interest rates such as SOFR, among other factors.
Net Investment Income
Our net investment income totaled $33,312 ($0.58 per share) and $33,248 ($0.77 per share) for the three months ended September 30, 2026 and 2025, respectively. The increase in net investment income during the three months ended September 30, 2026 compared to the three months ended September 30, 2025 can primarily be attributed to the increase in interest, PIK and dividend and other income largely offset by the increase in base management fees, subordinated income incentive fees and interest expense as noted above.

Our net investment income totaled $105,528 ($1.89 per share) and $87,752 ($2.36 per share) for the nine months ended September 30, 2026 and 2025, respectively. The increase in net investment income during the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 can primarily be attributed to the increase in interest, PIK, fee and dividend and other income discussed above.
Net Realized Gains or Losses
Our net realized gains (losses) on investments, foreign currency forward contracts and foreign currency for the three and nine months ended September 30, 2026 and 2025 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net realized gain (loss) on investments(1)	$1,327	$367	$549	$113
Net realized gain (loss) on foreign currency forward contracts	(59)	(114)	(79)	(202)
Net realized gain (loss) on foreign currency	59	(602)	(832)	(688)
Total net realized gain (loss)	$1,327	$(349)	$(362)	$(777)
______________
(1)We sold investments and received principal repayments of $44,699 and $56,495, respectively, during the three months ended September 30, 2026 and $30,108 and $63,737, respectively, during the three months ended September 30, 2025. We sold investments and received principal repayments of $366,451 and $150,006, respectively, during the nine months ended September 30, 2026 and $67,581 and $177,104, respectively, during the nine months ended September 30, 2025.
Net Change in Unrealized Appreciation (Depreciation)
Our net change in unrealized appreciation (depreciation) on investments, foreign currency forward contracts and unrealized gain (loss) on foreign currency for the three and nine months ended September 30, 2026 and 2025 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net change in unrealized appreciation (depreciation) on investments	$6,963	$5,731	$(31,225)	$16,589
Net change in unrealized appreciation (depreciation) on foreign currency forward contracts	(592)	192	(871)	(312)
Net change in unrealized gain (loss) on foreign currency	612	1,470	5,186	(4,472)
Total net change in unrealized appreciation (depreciation)	$6,983	$7,393	$(26,910)	$11,805
The net change in unrealized appreciation (depreciation) during the three and nine months ended September 30, 2026 was driven primarily by a decrease in valuations of certain investments in the software and services industry during the six months ended June 30, 2026, followed by partial appreciation of certain investments in the software and services industry during the quarter ended September 30, 2026. The net change in unrealized appreciation (depreciation) during the three and nine months ended September 30, 2025 was driven primarily by appreciation on several specific assets in the portfolio.
Net Increase (Decrease) in Net Assets Resulting from Operations
For the three months ended September 30, 2026, the net increase in net assets resulting from operations was $41,622 ($0.73 per share) compared to a net increase in net assets resulting from operations of $40,292 ($0.93 per share) for the three months ended September 30, 2025.
For the nine months ended September 30, 2026, the net increase in net assets resulting from operations was $78,256 ($1.40 per share) compared to a net increase in net assets resulting from operations of $98,780 ($2.66 per share) for the nine months ended September 30, 2025.
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
As of September 30, 2026, we had $40,680 in cash and foreign currency, which we held in custodial accounts, $522,006 in borrowings available under our financing arrangements, subject to borrowing base and other limitations, and $165,500 of remaining uncalled capital commitments from investors in the Private Offering. As of September 30, 2026, we had unfunded debt investments with aggregate unfunded commitments of $506,889 and unfunded equity/other commitments of $18,739. We maintain sufficient cash on hand, available borrowings and liquid securities to fund such unfunded commitments should the need arise.
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
As of September 30, 2026, the aggregate amount outstanding of the senior securities issued by us was $1,127,994. As of September 30, 2026, our asset coverage ratio as calculated under the 1940 Act was 248%.
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
Financing Arrangements
The following table presents summary information with respect to our outstanding financing arrangements as of September 30, 2026:

	As of September 30, 2026 (Unaudited)
Arrangement	Type of Arrangement	Rate	Amount Outstanding		Amount Available	Maturity Date
Senior Secured Revolving Credit Facility(1)	Revolving Credit Facility	SOFR+2.25%(2)	$264,669	(3)	$485,331	May 28, 2031
K-FIT AB-1 Credit Facility(1)	Revolving Credit Facility	SOFR+1.85%(2)	485,325		14,675	October 16, 2030
K-FIT CO-1 Credit Facility(1)	Revolving Credit Facility	SOFR+1.85%(2)	378,000		22,000	March 4, 2030
Total			$1,127,994		$522,006
______________
(1)The carrying amount outstanding under the facility approximates its fair value.
(2)The benchmark rate is subject to a 0% floor.
(3)Amount includes borrowings in Euros and British pounds. Euro balance outstanding of €75,250 has been converted to U.S. dollars at an exchange rate of €1.00 to $1.13 as of September 30, 2026. British pound balance outstanding of £101,250 has been converted to U.S. dollars at an exchange rate of £1.00 to $1.33 as of September 30, 2026 to reflect total amount outstanding in U.S. dollars.
The Company’s average borrowings and weighted average interest rate, including the effect of non-usage fees, for the nine months ended September 30, 2026 were $1,109,659 and 5.98%, respectively. As of September 30, 2026, the Company’s weighted average stated interest rate on borrowings, including the effect of non-usage fees and excluding amortization of deferred financing costs, was 5.84%.
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
The IRS currently requires that a RIC that has two or more classes of stock allocate to each such class proportionate amounts of each type of its income (such as ordinary income and capital gains) based upon the percentage of total dividends paid to each class for the tax year.
During certain periods, our distributions may exceed our earnings. As a result, it is possible that a portion of the distributions we make may represent a return of capital. A return of capital generally is a return of a shareholder’s investment rather than a return of earnings or gains derived from our investment activities. Each year a statement on Form 1099-DIV identifying the sources of the distributions will be mailed to our shareholders. No portion of the distributions paid during the nine months ended September 30, 2026 or 2025 represented a return of capital.
We intend to make our regular distributions in the form of cash, out of assets legally available for distribution, except for those shareholders who have elected to receive their distributions in the form of additional Common Shares under our distribution reinvestment plan. Any distributions reinvested under the plan will nevertheless remain taxable to a shareholder.
The following tables reflect the cash distributions per share that we have declared on our Common Shares during the nine months ended September 30, 2026 and 2025:

	For the Nine Months Ended September 30, 2026
Date Declared	Distribution	Record Date	Payment Date	Distribution per Share
January 12, 2026	Regular	January 30, 2026	February 25, 2026	$0.225
February 6, 2026	Regular	February 27, 2026	March 27, 2026	0.225
March 3, 2026	Regular	March 31, 2026	April 28, 2026	0.225
April 13, 2026	Regular	April 30, 2026	May 27, 2026	0.225
April 30, 2026	Regular	May 29, 2026	June 26, 2026	0.225
June 8, 2026	Regular	June 30, 2026	July 29, 2026	0.225
July 9, 2026	Regular	July 31, 2026	August 27, 2026	0.225
July 30, 2026	Regular	August 31, 2026	September 28, 2026	0.225
September 4, 2026	Regular	September 30, 2026	October 28, 2026	0.225
Total				$2.025

	For the Nine Months Ended September 30, 2025
Date Declared	Distribution	Record Date	Payment Date	Distribution per Share
January 10, 2025	Regular	January 31, 2025	February 26, 2025	$0.250
February 11, 2025	Regular	February 28, 2025	March 27, 2025	0.250
March 10, 2025	Regular	March 31, 2025	April 28, 2025	0.250
March 10, 2025	Special	March 31, 2025	April 28, 2025	0.100
April 14, 2025	Regular	April 30, 2025	May 28, 2025	0.250
May 9, 2025	Regular	May 30, 2025	June 26, 2025	0.250
June 6, 2025	Regular	June 30, 2025	July 29, 2025	0.250
July 14, 2025	Regular	July 31, 2025	August 27, 2025	0.250
July 31, 2025	Regular	August 29, 2025	September 26, 2025	0.250
August 28, 2025	Regular	September 30, 2025	October 29, 2025	0.250
Total				$2.350
See Note 5 to our unaudited consolidated financial statements included herein for additional information regarding our distributions.
Recent Developments
Distributions
On October 5, 2026, the Board declared a distribution of $0.225 per Common Share, payable on or about November 25, 2026 to shareholders of record as of the close of business on October 30, 2026. Additionally, on October 28, 2026, the Board declared a distribution of $0.225 per Common Share, payable on or about December 29, 2026 to shareholders of record as of the close of business on November 30, 2026. Shareholders may receive the distribution payments in cash or in Common Shares in accordance with their election under the Company’s distribution reinvestment plan. The timing and amount of any future distributions to shareholders are subject to applicable legal restrictions and the sole discretion of the Board of Trustees.
Private Offering Closings
On October 1, 2026, we issued and sold 146,235 Common Shares in the Private Offering (with the final number of Common Shares issued being determined on October 21, 2026) pursuant to Subscription Agreements entered into with the participating investors for aggregate consideration of $4,260.
On November 2, 2026, we issued and sold Common Shares in the Private Offering pursuant to Subscription Agreements entered into with the participating investors for aggregate consideration of approximately $5,390. The final number of Common Shares issued as of November 2, 2026 in connection with the monthly closing will be determined at a later date in connection with the Company’s determination of its net asset value per Common Share as of October 31, 2026.
BMO-1 Financing Arrangement
On October 7, 2026, K-FIT Finance BMO-1 LLC, or BMO-1, a wholly-owned, special purpose financing subsidiary of the Company, entered into a Loan and Security Agreement, or the BMO-1 Loan Agreement, by and among BMO-1, as borrower, the Company, as equityholder and as collateral manager, Bank of Montreal, or BMO, as administrative agent, the lenders from time to time party thereto, and Western Alliance Trust Company, N.A., as collateral custodian. The BMO-1 Loan Agreement provides for, among other things, borrowings in U.S. dollars, Canadian dollars, pounds sterling and euros in an aggregate initial principal amount of up to $250,000, which may be increased with the consent of the applicable lenders and the administrative agent. The revolving period during which BMO-1 is permitted to borrow, repay and re-borrow advances will terminate on October 7, 2029. Any amounts borrowed under the BMO-1 Loan Agreement will mature, and all accrued and unpaid interest thereunder will be due and payable, on October 7, 2031.
Borrowings bear interest at a per-annum rate equal to, for borrowings in (i) U.S. dollars, Term SOFR; (ii) Canadian dollars, Term CORRA; (iii) euros, EURIBOR; and (iv) pounds sterling, Daily Simple SONIA; in each case plus an applicable spread of 1.85% during the revolving period and 2.00% thereafter. Following an event of default, the applicable spread increases by 2.00% per annum. The facility is subject to customary fees, including a non-usage fee and, in certain circumstances, a prepayment premium.

SM-1 Financing Arrangement
On October 29, 2026, K-FIT Finance SM-1 LLC, or SM-1, a wholly-owned, special purpose financing subsidiary of the Company, entered into a Loan and Servicing Agreement, or the SM-1 Loan Agreement, by and among SM-1, as borrower, the Company, as transferor and as servicer, Sumitomo Mitsui Banking Corporation, or SMBC, as administrative agent and collateral agent, the lenders from time to time party thereto, and Computershare Trust Company, N.A., as securities intermediary, collateral custodian and collateral administrator. The SM-1 Loan Agreement provides for, among other things, borrowings in U.S. dollars, Canadian dollars, pounds sterling and euros in an aggregate initial principal amount of up to $350,000, which may be increased up to a maximum facility amount of $1,000,000 with the consent of the applicable lenders and the administrative agent. The reinvestment period during which SM-1 is permitted to borrow, repay and re-borrow advances will terminate on October 28, 2029. Any amounts borrowed under the SM-1 Loan Agreement will mature, and all accrued and unpaid interest thereunder will be due and payable, on the business day immediately preceding October 29, 2031.
Borrowings bear interest at a per-annum rate equal to, for borrowings in (i) U.S. dollars, Term SOFR; (ii) Canadian dollars, Adjusted Term CORRA; (iii) euros, EURIBOR; and (iv) pounds sterling, Daily Simple SONIA; in each case plus an applicable spread of 2.00% during the reinvestment period and 2.50% thereafter. Base rate advances bear interest at the base rate plus an applicable spread of 1.00% during the reinvestment period and 1.50% thereafter. Following an event of default, the applicable spread increases by 2.00% per annum. The facility is subject to customary fees, including a non-usage fee and, in certain circumstances, a make-whole premium.
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
As of September 30, 2026, our investment portfolio, valued at fair value in accordance with our Board-approved valuation policy, represented 97.41% of our total assets, as compared to 95.42% of our total assets as of December 31, 2025.
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
For purposes of calculating NAV, all assets and liabilities initially expressed in foreign currencies will be converted into U.S. dollars at prevailing exchange rates as may be determined in good faith by the Adviser under the supervision of the Board. Although the Adviser’s policy is intended to result in a calculation of our NAV that fairly reflects security values as of the time of pricing, we cannot ensure that fair values determined by the Adviser would accurately reflect the price that we could obtain for a security if we were to dispose of that security as of the time of pricing (for instance, in a forced or distressed sale). The prices used by the Adviser when determining fair value may differ from the value that would be realized if the securities were sold.
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
Other Contractual Obligations
We have entered into the Advisory Agreement and Administration Agreement with the Adviser to provide us with investment advisory and administrative services. Payments for investment advisory services under the Advisory Agreement are equal to (a) an annual Base Management Fee based on the average monthly value of the Company’s net assets during the most recently completed calendar quarter, and (b) an Incentive Fee based on our performance. The Adviser is reimbursed for administrative expenses incurred on our behalf. See Note 4 to our unaudited consolidated financial statements included herein for a discussion of these agreements and for the amount of fees and expenses accrued under these agreements during the nine months ended September 30, 2026.
If any of our contractual obligations are terminated, our costs may increase under any new agreements that we enter into as replacements. We would also likely incur expenses in locating alternative parties to provide the services we expect to receive under our Advisory Agreement and our Administration Agreement.
Off-Balance Sheet Arrangements
We may become a party to financial instruments with off-balance sheet risk in the normal course of our business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of September 30, 2026, we had off-balance sheet arrangements with Cliffwater Corporate Lending Fund, or Cliffwater, and CCLF Holdings (D13) LLC, or CCLF Sub, and together with Cliffwater, individually and collectively, the Financing Provider, under the Cliffwater Facility Agreement, as described below.
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
In connection with investments (other than Warehouse Asset Based Finance Investments (as defined below)):
(A) The Financing Provider will receive during the period commencing on the date the Financing Provider acquires an investment and ending on the date immediately preceding the trade date of such investment, or the Holding Period, (i) all principal proceeds, all OID and Fees (as defined in the Cliffwater Facility Agreement) paid on account of any portion of an underlying purchased loan that is repaid or prepaid and not available to be reborrowed and an available unfunded commitment that has been terminated, not funded and is not available to be reborrowed by the underlying obligor and all amendment fees on such investments it holds pursuant to the Cliffwater Facility Agreement, in each case, during the Holding Period, (ii) all cash interest and payment-in-kind interest and all fees (other than one-time fees) that regularly accrue and are payable to all lenders under the underlying documents for such investments on account of such lenders’ loans or commitments outstanding pursuant to such underlying documents, in each case, during the Holding Period and (iii) additional consideration for any such investments transferred to the Company that have paid OID and Fees prior to the trade date during the Holding Period equal to an amount from 0.25% to 1.50% (based on the length of time such asset is held by the Financing Provider) of the par value or unfunded amount, as applicable, of any such investment as of immediately prior to any transfer of such investment by the Financing Provider to the Company, or the Additional Consideration.
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
In connection with investments, including related unfunded commitments, underwritten primarily on investments backed by large and diversified pools of financial hard and contractual assets, or the Warehouse Asset Based Finance Investments, following fulfillment of the conditions precedent to the Company’s obligations to purchase any Warehouse Asset Based Finance Investments under the Cliffwater Facility Agreement, the Company will purchase such Warehouse Asset Based Finance Investments owned and held by the Financing Provider under the Cliffwater Facility Agreement at a purchase price equal to (i) the funded cost of such Warehouse Asset Based Finance Investments, minus (ii) the amount of any PIK interest accrued during the Holding Period, minus (iii) the amount of any OID, upfront fees and other similar fees on account of such Warehouse Asset Based Finance Investments during the Holding Period, minus (iv) an amount equal to 11% per annum (or, after the one year anniversary of the date the Financing Provider acquired the Warehouse Asset Based Finance Investments, 12%) on the aggregate funded investment cost during the Holding Period of such Warehouse Asset Based Finance Investments, minus, (v) the amount of interest, dividends, fees and other amounts (other than proceeds of principal and other amounts paid on account of indemnification and reimbursement expenses) received by the Financing Provider during the Holding Period on account of such Warehouse Asset Based Finance Investments. This purchase price calculation is subject to adjustment in certain circumstances under the Cliffwater Facility Agreement. Except as set forth above, the Company receives all other economics arising before, during and after the Holding Period on such Asset-Based Finance.
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
As of September 30, 2026, the conditions precedent to the Company’s obligation to purchase any additional investments from the Financing Provider had not been met. The Company does not hold any beneficial interest in the warehouse.
During the nine months ended September 30, 2026, the Company purchased investments, including unfunded commitments, with a cost of $35,863 from the Financing Provider. As of September 30, 2026, no purchases from the Financing Provider are included in payable for investments purchased in the unaudited consolidated statement of assets and liabilities. For the period from October 1, 2026 through October 31, 2026, there were no investments purchased by the Company from the Financing Provider.
As of October 31, 2026, there were 14 loans with an aggregate commitment par value of $172,104, inclusive of $34,485 of unfunded commitments, that the Financing Provider purchased and was holding at the Company’s request pursuant to the Cliffwater Facility Agreement.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We are subject to financial market risks, including changes in interest rates. As of September 30, 2026, 83.2% of our portfolio investments (based on fair value) were debt investments paying variable interest rates, 7.8% were debt investments paying fixed interest rates, 7.1% were other income producing investments, 1.9% consisted of non-income producing investments and the remaining 0.0% consisted of investments on non-accrual status. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to any variable rate investments we hold and to declines in the value of any fixed rate investments we hold. However, many of our variable rate investments provide for an interest rate floor, which may prevent our interest income from increasing until benchmark interest rates increase beyond a threshold amount. To the extent that a substantial portion of our investments may be in variable rate investments, an increase in interest rates beyond this threshold would make it easier for us to meet or exceed the hurdle rate applicable to the subordinated income incentive fee, and may result in a substantial increase in our net investment income and to the amount of Incentive Fees payable to the Adviser with respect to our increased pre-incentive fee net investment income. A prolonged reduction in interest rates could reduce our gross investment income and could result in a decrease in our net investment income if such decreases in interest rates are not offset by a corresponding increase in the spread over the reference rate that we earn on any portfolio investments, a decrease in our operating expenses or a decrease in the interest rate of our floating interest rate liabilities. Changes in the general level of interest rates can affect our net interest income. Changes in interest rates can also affect, among other things, our ability to acquire leveraged loans, high yield bonds and other debt investments and the value of our investment portfolio.
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

The following table shows the effect over a twelve-month period of changes in interest rates on our interest income, interest expense and net interest income assuming no changes in the composition of our investment portfolio, including the accrual status of our investments, and our financing arrangements in effect as of September 30, 2026 (dollar amounts are presented in thousands):

Basis Point Change in Interest Rates	Increase (Decrease) in Interest Income(1)	Increase (Decrease) in Interest Expense(2)	Increase (Decrease) in Net Interest Income(1)	Percentage Change in Net Interest Income
Down 250 basis points	$(55,627)	$(28,200)	$(27,427)	(13.8)%
Down 200 basis points	(44,662)	(22,560)	(22,102)	(11.1)%
Down 150 basis points	(33,497)	(16,920)	(16,577)	(8.3)%
Down 100 basis points	(22,331)	(11,280)	(11,051)	(5.5)%
Down 50 basis points	(11,166)	(5,640)	(5,526)	(2.8)%
Up 50 basis points	11,166	5,640	5,526	2.8%
Up 100 basis points	22,331	11,280	11,051	5.5%
Up 150 basis points	33,497	16,920	16,577	8.3%
Up 200 basis points	44,662	22,560	22,102	11.1%
Up 250 basis points	55,828	28,200	27,628	13.9%
_______________
(1)Assumes no defaults or prepayments by portfolio companies over the next twelve months.
(2)Assumes current debt outstanding as of September 30, 2026, and no changes over the next twelve months.
We expect that our long-term investments will be financed primarily with equity and debt. If deemed prudent, we may use interest rate risk management techniques in an effort to minimize our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations. During the nine months ended September 30, 2026, we did not engage in interest rate hedging activities.
Foreign Currency Risk
From time to time, we may make investments that are denominated in a foreign currency that are subject to the effects of exchange rate movements between the foreign currency of each such investment and the U.S. dollar, which may affect future fair values and cash flows, as well as amounts translated into U.S. dollars for inclusion in our consolidated financial statements.
The table below presents the effect that a 10% immediate, unfavorable change in the foreign currency exchange rates (i.e. strengthening of the U.S. dollar) would have on the fair value of our investments denominated in foreign currencies as of September 30, 2026, by foreign currency, all other valuation assumptions remaining constant. In addition, the table below presents the par value of our investments denominated in foreign currencies and the notional amount of foreign currency forward contracts in local currency in place as of September 30, 2026 to hedge against foreign currency risks. Dollar amounts are presented in thousands.

	Investments Denominated in Foreign Currencies As of September 30, 2026					Economic Hedging As of September 30, 2026
	Cost in Local Currency		Cost in US$	Fair Value	Reduction in Fair Value as of September 30, 2026 if 10% Adverse Change in Exchange Rate(1)	Net Foreign Currency Hedge Amount in Local Currency		Net Foreign Currency Hedge Amount in US$
British Pounds		£105,347	$139,748	$150,135	$15,014		£4,155	$5,512
Euros		€69,206	78,500	77,662	7,766		€2,848	3,231
Norwegian Krone	NOK	143,245	14,908	15,611	1,561	NOK	143,245	14,908
Total			$233,156	$243,408	$24,341			$23,651
_______________
(1)Excludes effect, if any, of any foreign currency hedges.
As illustrated in the table above, we use derivative instruments from time to time, including foreign currency forward contracts, to manage the impact of fluctuations in foreign currency exchange rates. In addition, we have the ability to borrow in foreign currencies under our Senior Secured Revolving Credit Facility, our K-FIT AB-1 Credit Facility and our K-FIT CO-1 Credit Facility, which provides a natural hedge with regard to changes in exchange rates between the foreign currencies and U.S. dollar and reduces our exposure to foreign exchange rate differences. We are typically a net receiver of these foreign currencies as related to our international investment positions, and, as a result, our investments denominated in foreign currencies, to the extent not hedged, benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar.

As of September 30, 2026, the net contractual amount of our foreign currency forward contracts totaled $25,483, all of which related to hedging of our foreign currency denominated debt investments. As of September 30, 2026, we had outstanding borrowings denominated in foreign currencies of €75,250 and £101,250 under our Senior Secured Revolving Credit Facility.
Item 4.    Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2026.
Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that we would meet our disclosure obligations.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the three-month period ended September 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
On May 4, 2026, Calvin Stuart, a purported stockholder of FSK, an affiliate of the Company, filed a putative securities class action complaint in the United States District Court for the Eastern District of Pennsylvania against FSK and certain of its current officers. The case is captioned Stuart v. FS KKR Capital Corp., et al., Case No. 2:26-cv-02969 (E.D. Pa.). On September 28, 2026, the plaintiff filed an amended complaint, adding additional named defendants, including the Adviser. The amended complaint alleges that the defendants violated Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder by making materially false and/or misleading statements and/or omissions concerning, among other things, portfolio valuations, portfolio restructuring, and FSK’s quarterly distribution strategy.
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
In addition to the risk factors previously disclosed in our Annual Report on Form 10‑K for the year ended December 31, 2025 (filed with the SEC on March 12, 2026), the following risk factors may materially affect our business, financial condition and/or operating results.
We may be subject to risks associated with our investments in unitranche loans.
We originate and invest in unitranche loans, which combine characteristics of first lien, second lien and, in some cases, subordinated or mezzanine debt, generally within a single credit facility. In certain unitranche investments, another lender may hold the “first out” portion of the loan while we retain the “last out” portion, or we may otherwise structure a unitranche loan to provide for a waterfall of cash flow priority among lenders. Where a loan is structured in this manner, the “first out” tranche will generally receive priority with respect to payments of principal, interest and any other amounts due under the loan, while the “last out” tranche we hold is generally paid only after the “first out” tranche has been paid in full. In exchange for assuming this increased risk of loss, we typically expect to earn a higher effective yield on the “last out” portion than is earned on the “first out” portion or on a traditional first lien loan. The rights we may have with respect to the collateral securing a unitranche loan, including the ability to control enforcement remedies following a default, may also be limited under the agreement among lenders or similar arrangement governing the loan, and the holders of the “first out” tranche may be able to control such remedies even where our interests as the “last out” lender are adversely affected.
Unitranche loans may also rank junior to other debt instruments of the portfolio company and may provide for a significant portion of principal to be repaid in a lump sum at maturity, which increases the risk of loss if the portfolio company is unable to repay or refinance that amount when due. As a result of these features, our unitranche loan investments may involve a greater risk of loss than investments in more senior, traditionally structured first lien loans, and any such losses could have a material adverse effect on our business, financial condition and results of operations.
We and the Adviser could be the target of litigation, and extensive regulation of the Adviser’s and its affiliates’ business may impede its ability to effectively manage our portfolio companies, which could materially and adversely affect our business.
The Adviser has become, and we and the Adviser could in the future become, the target of securities class action litigation or other similar claims, including if the value of our Common Shares fluctuates significantly or for other reasons. The proceedings could continue without resolution for long periods of time and the outcome of any such proceedings could materially adversely affect our business, financial condition, and/or operating results. Any litigation or other similar claims could consume substantial amounts of our management’s time and attention, and that time and attention and the devotion of associated resources could, at times, be disproportionate to the amounts at stake. Litigation and other claims are subject to inherent uncertainties, and a material adverse impact on our financial statements could occur for the period in which the effect of an unfavorable final outcome in litigation or other similar claims becomes probable and reasonably estimable. In addition, we could incur expenses associated with defending ourselves against litigation and other similar claims, and these expenses could be material to our earnings in future periods.
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
For instance, on January 14, 2025, the Antitrust Division of the U.S. Department of Justice, or the DOJ, filed a civil antitrust complaint, or the DOJ Complaint, in the U.S. District Court for the Southern District of New York against KKR & Co. and various KKR-sponsored investment entities, or the KKR Defendants, alleging violations of the Hart-Scott-Rodino Antitrust Improvements Act of 1976, or the HSR Act. The DOJ Complaint requests various relief for the alleged violations of the HSR Act by the KKR Defendants, including civil penalties in an amount to be determined and various equitable relief, including disgorgement and enjoining future violations of the HSR Act. On January 14, 2025, KKR & Co. and its subsidiaries filed a complaint, or the KKR Complaint, in the U.S. District Court for the District of Columbia against Doha Mekki in her official capacity as Acting Assistant Attorney General of the United States for the Antitrust Division, the DOJ, the Federal Trade Commission, or the FTC, and the United States of America pertaining to the HSR-related investigations conducted by the DOJ. On January 16, 2025, KKR & Co. voluntarily dismissed the KKR Complaint filed in the U.S. District Court for the District of Columbia and re-filed it in the U.S. District Court for the Southern District of New York as related to the DOJ Complaint. The KKR Complaint requests various forms of relief, including declaratory judgments that: (i) KKR & Co. did not violate the HSR Act; (ii) the DOJ’s and FTC’s interpretations of the HSR Act are unconstitutionally vague; and (iii) the DOJ seeks an excessive fine in violation of the U.S. Constitution. KKR & Co. filed a motion to dismiss the DOJ Complaint on April 17, 2025. The DOJ filed its motion to dismiss the KKR Complaint on April 23, 2025, and KKR & Co. and the DOJ agreed to dismiss one count of the KKR Complaint and to stay the rest of the DOJ’s motion to dismiss pending resolution of KKR & Co.’s motion to dismiss the DOJ Complaint. On August 26, 2026, KKR & Co. entered into a Stipulation and Order, or the Stipulation, with the DOJ to resolve the DOJ Complaint. Pursuant to the Stipulation and contingent on a proposed final judgment becoming effective, the DOJ would release all defendants from claims made in the DOJ Complaint, and KKR & Co. would pay $250.0 million to the DOJ. Additionally, the DOJ notified KKR & Co. that it has terminated all of its related investigations against KKR & Co. and its affiliates. The Stipulation and a proposed final judgment were filed with the U.S. District Court for the Southern District of New York on August 26, 2026. The proposed final judgment is subject to judicial approval under the Antitrust Procedures and Penalties Act, 15 U.S.C. § 16, for the limited purpose of determining whether the proposed final judgment is in the public interest. In addition, KKR & Co. is currently, and may from time to time become, subject to other investigations by the Antitrust Division of the DOJ and other U.S. or non-U.S. governmental authorities related to antitrust matters.
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
Except as previously reported in our current reports on Form 8-K, we did not sell any equity securities during the three months ended September 30, 2026 that were not registered under the Securities Act.
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
The following table sets forth information regarding repurchases of Common Shares effectuated under our discretionary share repurchase program during the three months ended September 30, 2026:

Repurchase Date	Offer Date	Tender Offer Expiration	Purchase Price per Share	Common Shares Repurchased(1)	Aggregate Dollar Amount of Common Shares Accepted for Repurchase(1)(2) (in thousands)
July 1, 2026	June 1, 2026	June 29, 2026	$29.07	930,353	$27,028
________________
(1)Certain of the amounts herein have been rounded for convenience of presentation.
(2)Dollar amounts shown net of any Early Repurchase Deduction.
On September 1, 2026, we commenced a tender offer, or the September 2026 Tender Offer, pursuant to which we offered to repurchase up to 2,864,229 Common Shares tendered prior to 11:59 p.m., E.T. on September 29, 2026, or the September 2026 Tender Offer Expiration Date. We repurchased 874,710 Common Shares that were validly tendered by shareholders prior to the September 2026 Tender Offer Expiration Date.
See Note 3 to our unaudited consolidated financial statements included herein for more information regarding our discretionary share repurchase program.
Item 3.    Defaults upon Senior Securities.
Not applicable.
Item 4.    Mine Safety Disclosures.
Not applicable.

Item 5.    Other Information.
Rule 10b5-1 Trading Plans
During the fiscal quarter ended September 30, 2026, none of our trustees or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

10.1
Loan and Security Agreement, dated as of October 7, 2026, by and among K-FIT Finance BMO-1 LLC, KKR FS Income Trust, Bank of Montreal, the lenders from time to time party thereto, and Western Alliance Trust Company, N.A. (Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on October 13, 2026 and incorporated herein by reference)

10.2
Loan and Servicing Agreement, dated as of October 29, 2026, by and among K-FIT Finance SM-1 LLC, KKR FS Income Trust, Sumitomo Mitsui Banking Corporation, the lenders from time to time party thereto, and Computershare Trust Company, N.A. (Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on November 4, 2026 and incorporated herein by reference)

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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized on November 12, 2026.

KKR FS Income Trust

By:	/s/ Michael C. Forman
Michael C. Forman Chief Executive Officer (Principal Executive Officer)

By:	/s/ Steven Lilly
Steven Lilly Chief Financial Officer (Principal Financial Officer)

By:	/s/ William Goebel
William Goebel Chief Accounting Officer